Form 10-K
period 2022-12-31
AG Twin Brook Capital Income Fund
filed 2023-03-17
CIK 1913724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 814-01523
AG Twin Brook Capital Income Fund
(Exact name of registrant as specified in its charter)

Delaware	88-6103622

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, 26th Floor, New York, NY	10167
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code): (212) 692-2000
________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act:
Class I common shares of beneficial interest, par value $0.001
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2022, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

As of March 16, 2023, the registrant had 20,945,030 Class I shares, $0.001 par value per share, outstanding. Common Shares outstanding exclude March 1, 2023 subscriptions since the issuance price is not yet finalized at the date of this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about AG Twin Brook Capital Income Fund (together, with its consolidated subsidiaries, the “Company,” the "Fund," “TCAP,” “we,” “us,” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•our future operating results;
•our business prospects and the prospects of the companies in which we may invest;
•the impact of the investments that we expect to make;
•our ability to raise sufficient capital to execute our investment strategy;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war;
•general economic, logistical and political trends and other external factors, including the impact of the uncertainty of the duration and severity of the current novel coronavirus ("COVID-19") pandemic, related COVID-19 variants and recent supply chain disruptions;
•the ability of our portfolio companies to achieve their objectives;
•our current and expected financing arrangements and investments;
•changes in the general interest rate environment;
•the adequacy of our cash resources, financing sources and working capital;
•the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with AGTB Fund Manager, LLC (the “Adviser”) or any of its affiliates;
•the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•the effect of investments that we expect to make and the competition for those investments;
•our use of financial leverage, including the use of borrowed money to finance a portion of our investments and the effect of the COVID-19 pandemic on the availability of equity and debt capital on favorable terms or at all;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives;
•the ability of the Adviser to source suitable investments for us and to monitor and administer our investments;
•the impact of any future acquisitions and divestitures;
•the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•our ability to maintain our qualification as a regulated investment company and as a business development company (“BDC”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•the effect of changes to tax legislation and our tax position; and
•the tax status of the enterprises in which we may invest.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”) including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. This annual report on Form 10-K contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “1934 Act”).

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A. Risk Factors” in this report.

Risks Related to Our Business and Structure

•We are a new company and have limited operating history.
•Our ability to achieve our investment objective depends on the ability of the Adviser to manage and support our investment process.
•Our Board of Trustees may change our operating policies and strategies or amend our Declaration of Trust without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.
•We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses and we may experience fluctuations in our quarterly results.
•A significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•The amount of any distributions we may make is uncertain and there is a risk that investors in our shares may not receive distributions or that our distributions may decrease over time. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our public offering. Therefore, portions of the distributions that we make may represent a return of capital to shareholders that will lower their tax basis in their shares and reduce the amount of funds we have for investment in targeted assets.
•We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from our continuous offering, to fund distributions.
•Although we expect to adopt a share repurchase program, we have discretion to repurchase shares at a disadvantageous time to our shareholders, not repurchase shares or to suspend the program.
•Efforts to comply with regulations applicable to public companies will involve significant expenditures, and non-compliance with such regulations may adversely affect us.
•General economic conditions could adversely affect the performance of our investments.
•We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.
•Inflation may adversely affect our business and operations and those of our portfolio companies.
•We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares less attractive to investors.
•Disruptive, exogenous geopolitical or other macroeconomic events or large-scale conflicts, including warfare among countries could materially and adversely affect our and our portfolio companies’ respective businesses.

Risks Related to an Investment in the Common Shares

•We may have difficulty paying distributions and the tax character of any distributions is uncertain.
•Shareholders may experience dilution.
•Investing in our shares involves a high degree of risk and the NAV of our shares may fluctuate significantly.

Risks Related to our Investments

•We generally will not control our portfolio companies and our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

•We invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated.
•Price declines in the medium-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our NAV through increased net unrealized depreciation.
•Our portfolio companies may be highly leveraged, incur debt that ranks equally with, or senior to, our investments in such companies and breach covenants or default on such debt.
•There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
•Second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens.
•Economic recessions or downturns could impair our portfolio companies and adversely affect our operating results.
•An investment strategy focused primarily on privately-held companies presents certain challenges, including, but not limited to, the lack of available information about these companies.
•Our investments in the healthcare and pharmaceutical services industry sector are subject to extensive federal, state and local healthcare laws and regulations and certain other risks particular to that industry.
•We invest in middle market companies, including lower middle market companies, which involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

Risks Related to the Adviser and Its Affiliates; Conflicts of Interest

•The Adviser and its affiliates, including our officers and some of our Trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates or by obligations to other clients, which could result in actions that are not in the best interests of our shareholders.
•We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.
•The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.

Risks Related to Business Development Companies

•The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.
•Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

Risks Related to Debt Financing

•When we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.
•Provisions in a credit facility may limit our investment discretion and we may default under our credit facilities.
•Changes in interest rates may affect our cost of capital and net investment income.
•We may enter into repurchase agreements.

Federal Income Tax Risks

•We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.
•Our portfolio investments may present special tax issues.
•Legislative or regulatory tax changes could adversely affect investors.

Website Disclosure

We use our website (www.AGTBCAP.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings and webcasts. The contents of our website are not, however, a part of this report.

PART I - FINANCIAL INFORMATION
Item 1. Business
General
AG Twin Brook Capital Income Fund (together, with its consolidated subsidiaries, the “Company,” the "Fund," “TCAP,” “we,” “us,” or “our”) was formed on January 27, 2022 as a Delaware statutory trust.  We are a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are externally managed by our adviser, AGTB Fund Manager, LLC (the “Adviser”), who also serves as our administrator (the “Administrator”). The Adviser is an affiliate of Angelo, Gordon & Co., LP and its subsidiaries (“Angelo Gordon”). We intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On January 1, 2023, we completed a merger with an affiliated privately offered BDC, AGTB Private BDC (the “Private BDC”), with our company continuing as the surviving company (the “Merger”). The Merger was structured as a share-for-share merger in which each outstanding Private BDC common share was exchanged for one Class I share. See “—The Merger” below for additional information.

Our investment objective is to generate attractive, consistent total returns, predominantly in the form of current income and, to a lesser extent, capital appreciation, by targeting investment opportunities with favorable risk-adjusted returns. A “risk-adjusted return” measures an investment’s return after taking into account the degree of risk that was taken to achieve it.

We will seek to invest principally in privately originated senior secured loans to U.S. middle market companies, which we believe have consistent capital needs and have not only been underserved in recent years by traditional providers of capital such as banks and the public debt markets, but also for a variety of reasons may prefer working with experienced non-bank lenders. Our origination strategy focuses on the middle market private equity community. This financing is expected to be utilized for a variety of purposes, including to fund organic growth, acquisitions, recapitalizations, management buyouts and leveraged buyouts for companies with revenue generally under $500 million. In describing our business, we generally use the term “middle market” to refer to companies with EBITDA of between $3 million and $50 million annually; however, we intend to focus our investing in “lower middle market” companies, which we generally define as companies with EBITDA of less than $25 million. Notwithstanding the foregoing, the Adviser may determine whether companies qualify as “middle market” in its sole discretion, and we may from time to time invest in larger or smaller companies.

By investing predominantly in senior secured debt, we expect to reduce our risk of principal loss and deliver more stable returns over time as compared with investments in bonds, unsecured loans, mezzanine investments and public, private and project equity. Senior secured debt includes loans with strong lender protections including first lien/claim to any underlying collateral, and selected second lien loans. However, the Fund may also invest opportunistically in other parts of the capital structure, including senior secured stretch and unitranche facilities, second lien loans, mezzanine and mezzanine-related loans, and equity investments, as well as select other subordinated instruments either directly or through acquisitions in the secondary market. Unitranche and senior secured stretch loans are loans that combine both senior and mezzanine debt, generally in the first lien position, and second lien or subordinated loans into a single loan at a lower cost than the borrower would pay if it had a standalone senior loan, plus a junior loan. Mezzanine loans are generally unsecured and/or subordinated to other obligations of borrower.

The Fund intends to invest primarily in floating rate senior secured debt, but may invest in fixed rate loans from time to time. The Fund expects that a vast majority of its loans will use SOFR as a reference rate or an alternative reference rate. However, we may determine to purchase certain loans in the secondary market which may continue to use LIBOR.

The level of our investment activity depends on many factors, including the amount of debt and equity capital available to prospective portfolio companies, the level of merger, acquisition and refinancing activity for such companies, the availability of credit to finance transactions, the general economic environment and the competitive environment for the types of investments we make.

Angelo Gordon believes the Fund’s investment strategy represents a differentiated approach to middle market direct lending and seeks to provide investors with consistent, downside-protected returns. More specifically, Angelo Gordon believes that the following characteristics distinguish the Fund as a compelling investment opportunity, as the Adviser and the Fund are uniquely situated to benefit from the below noted strategies and wide array of experience of Angelo Gordon and Twin Brook Capital Partners, LLC (“Twin Brook”), Angelo Gordon’s middle market direct lending platform. Twin Brook is a wholly owned subsidiary of Angelo Gordon and maintains dedicated investment, operations, accounting, and treasury capabilities as well as access to Angelo Gordon’s vast resources in legal, tax, treasury, compliance, accounting, reporting, investor relations, human resources, and operations.

•Differentiated Business Selection. Twin Brook, including the Fund, seeks to invest primarily in U.S. middle market companies with between $3 million and $50 million in annual EBITDA, with a focus on companies with EBITDA of $25 million or less. By focusing on the lower end of the middle market spectrum, Twin Brook is able to maintain a consistent flow of investment opportunities without changing either underwriting standards or return targets. In addition, due to Twin Brook’s expertise in complex structuring across capital structures as well as its in-depth due diligence and underwriting, Twin Brook is able to provide creative and tailored financial solutions to companies where traditional lenders may not be able to do so.
•Proprietary Private Equity Sourcing Network. We primarily lend to middle market companies that are owned by private equity firms. Twin Brook has developed deep and long-standing relationships with many private equity firms operating in the middle market space, and in the lower middle market in particular. Twin Brook has reviewed transactions for over 850 sponsors and closed transactions with over 125 unique sponsors since its inception.
•Selectivity. Twin Brook has screened over 10,300 transactions since the 2015 closing of its first commingled direct lending fund. Twin Brook reviews 1,000 to 1,500 middle market lending opportunities per year and has closed on less than 4% of the transactions screened. This deal flow allows Twin Brook to target only those transactions that meet the rigorous structure, price, industry, scale, geographic, environmental, social and governance (“ESG”), and diversifications standards.
•Transaction Leadership. Twin Brook targets transactions where it is the Sole Lead, or Co-Lead Arranger. Twin Brook has served as the Sole Lead, or Co-Lead Arranger in 96% of closed transactions as of the date of this prospectus. Additionally, Twin Brook is differentiated by providing revolving credit facilities to nearly all of our borrowers. These leadership roles result in better information during the diligence process and documents that protect creditors’ interests.
•Rigorous Investment Underwriting Process. The Adviser follows a rigorous underwriting process conducted over a 60- to 90-day period during which the Adviser has access to the same level of information private equity firms had when determining to purchase the target company, including financial data, quality of earnings reports, environmental reports, and other third party materials. Additionally, Twin Brook’s underwriting team conducts insurance and environmental reviews, background checks, and on-site visits. This disciplined process and independent research differentiates Twin Brook in a market where the diligence process is truncated and access to borrowers and sponsors is limited.
•Prudent Structuring to Preserve Capital. Consistent with our risk-averse underwriting approach, we structure our investments to ensure that we are situated to closely monitor the investment performance and have the appropriate lender protections in place to mitigate risk. We primarily focus on senior secured loans, which are loans at the top of the capital structure, where we have the first lien perfected security interests on all available tangible and intangible assets. We also obtain robust covenant packages with both financial and negative covenants. These structural features differentiate Twin Brook in a market where strong creditor protections like providing revolvers, liens, and covenants, are often sacrificed in order to deploy capital. In addition, Twin Brook’s structuring discipline is reflected in its inception to date weighted average loan-to-value ratio for its clients, which averages 43% as of December 31, 2022.
•Cash Flow Lending. Twin Brook primarily targets transactions that have a demonstrated track record of cash flow generation rather than annualized recurring revenues transactions or asset-based loans.
•Portfolio Variety. Historically, Twin Brook has targeted 125-175 discreet borrowers in its portfolios, with position sizes of 1% or less. The Adviser will seek to utilize the same disciplined approach to investing because it believes that a wide variety of borrowers across a broad range of geographies and industries can limit material adverse events to the Fund’s portfolio and single borrower risk.
•Strong Alignment with Angelo Gordon-affiliated Capital. Angelo Gordon has structured the Fund such that the Fund and Angelo Gordon-affiliated capital will generally be aligned, leveraging the same monitoring and risk management capabilities within Angelo Gordon’s credit business, and owning the same loans at the same price.

BDCs are subject to certain restrictions applicable to investment companies under the 1940 Act. As a BDC, at least 70% of our assets must be the type of “qualifying” assets listed in Section 55(a) of the 1940 Act, as described herein, which are generally privately-offered securities issued by U.S. private or thinly-traded companies (small U.S. public operating companies with a market capitalization of less than $250 million). We may also invest up to 30% of our portfolio in “non-qualifying” portfolio investments.

We intend to employ leverage within the limitations of the applicable laws and regulations for BDCs (which generally allows us to incur leverage for up to a 150% asset coverage). In connection with the Merger, the two existing credit facilities of the Private BDC were indirectly assumed by us, as each of the Private BDC’s subsidiaries became our subsidiaries in the Merger. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity, and Capital Resources.” Any decision on our part to use leverage will depend upon our assessment of the attractiveness of available investment opportunities in relation to the costs and perceived risks of such leverage. The amount of borrowings and leverage will depend on market conditions and investment opportunities, as well as the types of investments held by us and the liquidity and value of the investments.

In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of borrowed funds to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds would be borne by holders of our Common Shares. See “Item 1A. Risk Factors—Risks Related to Debt Financing.”

We are offering on a continuous basis up to $5,000,000,000 of our Common Shares pursuant to an offering registered with the SEC. We are offering to sell a combination of three separate classes of Common Shares: Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The underwriters in the offering are not required to sell a minimum number of shares. The purchase price per share for each class of Common Shares will equal our net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Foreside Financial Services, LLC, the intermediary manager for this offering (the “Intermediary Manager”), will use its best efforts to sell shares through selling agents, but is not obligated to purchase or sell any specific amount of shares in the offering.

About Angelo Gordon

Angelo Gordon is a privately held firm specializing in global alternative (non-traditional) investments with an absolute return orientation. The firm was founded in 1988 by John M. Angelo and Michael L. Gordon and as of June 30, 2022 manages approximately $52 billion. Angelo Gordon has more than 600 employees, including over 200 investment professionals, and is headquartered in New York with associated offices across the U.S., Europe and Asia.

Angelo Gordon manages capital across four investment categories: (i) corporate credit; (ii) direct lending; (iii) securitized products and (iv) real estate. Funds are managed in single-strategy vehicles or multi-strategy vehicles. The firm believes that a great deal of synergy exists among the investment teams, and their ability to work together has proven to be a key element in the firm’s success. In each discipline, the firm seeks to generate absolute returns, in all market environments and with less volatility than the overall markets, by exploiting market inefficiencies and capitalizing on situations that are not in the mainstream of investment opportunities. The firm is an SEC registered investment adviser.

Angelo Gordon has more than 30 years of experience investing across strategies for its clients. Angelo Gordon’s lending strategies focus on achieving consistency across economic cycles and are supported by highly experienced teams with broad sourcing networks. Angelo Gordon’s middle market direct lending team builds on this long-term history in deep credit underwriting. Our objective is to bring Angelo Gordon’s middle market lending platform to the non-exchange traded BDC industry.
Angelo Gordon and its affiliates manage a number of pooled investment vehicles that may compete with the Company for investment opportunities. We may invest alongside investment funds, accounts and investment vehicles managed by Angelo Gordon in certain circumstances where doing so is consistent with our investment strategy, as well as applicable law and SEC staff interpretations. We, our Advisor and Angelo Gordon have received an exemptive order from the SEC that permits us and certain of our controlled affiliates, subject to certain terms and conditions, to co-invest with other funds managed by the Advisor and Angelo Gordon in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.
The Investment Adviser
Our investment activities are managed by the Advisor, an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended, pursuant to an investment advisory agreement (the “Advisory Agreement”) with the Advisor. The Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. More information regarding the

Advisor and its business activities can be found on its registration under Form ADV located on the Investment Adviser Registration Depository website of the SEC.
The Advisor has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Angelo Gordon, pursuant to which Angelo Gordon provides the Advisor with experienced investment professionals and access to the resources of Angelo Gordon so as to enable the Advisor to fulfill its obligations under the Advisory Agreement (as described in further detail below). Through the Resource Sharing Agreement, the Advisor intends to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Angelo Gordon’s investment professionals, and its wholly-owned subsidiary, Twin Brook. There can be no assurance that Angelo Gordon will perform its obligations under the Resource Sharing Agreement. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on our operations.
The Administrator

Our Adviser also serves as our administrator and will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of our Board of Trustees, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for its costs, expenses and the Fund’s allocable portion of compensation of the Administrator’s personnel and the Administrator’s overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the administration agreement (the “Administration Agreement”).
The Investment Team
Twin Brook’s Chicago-based direct lending investment team (the “Investment Team”) provided to our Advisor pursuant to the Resource Sharing Agreement is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. As of December 31, 2022, the Investment Team was comprised of over sixty-five investment professionals, all of whom dedicate a substantial portion of their time to supporting lending to U.S. middle market companies. In addition, the team has over ten dedicated operations professionals, two of whom have over a decade of experience. The team also has a dedicated Chief Financial Officer, who also serves as our Chief Financial Officer, and dedicated accounting, finance and treasury professionals (in both Chicago and New York). These individuals may have additional responsibilities other than those relating to us, but generally allocate the vast majority of their time in support of our business and our investment objective as a whole. In addition, the Advisor believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
The Investment Team takes a bottom-up, cash-flow based fundamental research approach to investing and focuses primarily on corporate credit investment opportunities in the United States. The senior team members have been actively involved in the lower middle market for over 20 years and have built strong relationships with the middle market private equity sponsor community, along with most of the capital markets and senior management teams at many of the leading middle market finance companies.
The Advisor has an investment committee comprised of six members that is responsible for approving all of our investments. The extensive experience of the investment professionals serving on our investment committee includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. This diverse skill set provides a range of perspectives in the evaluation of each investment opportunity.

The Board of Trustees

Overall responsibility for oversight of the Fund’s activities rests with the Board of Trustees. We have entered into the Advisory Agreement with the Adviser, pursuant to which the Adviser will manage the Fund on a day-to-day basis. The Board of Trustees is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Fund’s bylaws and applicable provisions of state and other laws. The Adviser will keep the Board of Trustees well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board of Trustees information with additional information as the Board of Trustees may, from time to time, request. The Board of Trustees is currently composed of five members, three of whom are Independent Trustees who are not “interested persons” of the Fund or the Adviser as defined in the 1940 Act.

Market Opportunity

Angelo Gordon believes there are many market characteristics that make lending to private equity-backed middle market companies an attractive business for the Fund. On a broad level, Angelo Gordon believes that the opportunity set for investing in middle market companies is appealing; the market segment that we intend to focus on sourcing investment opportunities from is transaction and target rich, with approximately 200,000 U.S. companies with revenue between $25 and $500 million. We believe this strategy is less correlated with the broader macro-economic environment and therefore regardless of current economic conditions Angelo Gordon expects there will be a need for the Fund’s capital for the foreseeable future. Furthermore, in Angelo Gordon’s view, the competitive landscape is favorable – many of the historical providers of financing, including many banking institutions, have either been acquired by other institutions, exited this market segment or are facing ongoing structural and regulatory challenges as a result of the global financial crisis. In addition, the Fund will benefit from the investment team’s extensive historical relationships with the private equity sponsor community. Many of the new lenders in the market do not share this historical experience and are unable to directly source transactions. The market segment the Fund intends to focus on is less able to access capital via the traditional public debt and equity markets because of the smaller size of their loan demands. Although smaller companies have had access to debt capital from regional and local banks, these banks may have limited lending capacity, fairly conservative underwriting guidelines and very limited loan syndication capabilities. As a direct lender to private equity sponsored middle market companies, the Fund expects to receive a pricing premium versus broadly syndicated loans, as well as more lender friendly legal documentation and ongoing borrower support from sponsors. In many instances, Angelo Gordon is expected to drive deal documentation and structure, thereby ensuring the presence of covenants and a lender-friendly structure. Finally, Angelo Gordon believes that expected recovery rates in this market segment are generally higher than those in the broadly syndicated loan market due to more conservative capital structures, more manageable lender groups and more stringent legal documentation.

Over the last several years private equity firms have raised a significant amount of capital. Angelo Gordon believes private equity firms are poised to deploy meaningful amounts of capital, thus creating ongoing investment opportunities for private lenders. Since the founding of Angelo Gordon’s non-investment grade corporate credit strategy in 1998, Angelo Gordon has frequently analyzed the middle market direct lending space. In the fourth quarter of 2014 Angelo Gordon hired a seasoned Investment Team to establish its middle market direct lending strategy. Since its inception at Angelo Gordon, the team has grown and now comprises more than 95 professionals in its Chicago office. Many of the senior team members previously worked together and have successfully navigated the direct lending markets through multiple credit, economic and interest rate cycles. The Fund’s investment offering brings together an experienced and seasoned direct lending investment team and the strength and breadth of the Angelo Gordon platform. Angelo Gordon believes that the hiring of this exceptionally qualified and experienced team has enabled Angelo Gordon to successfully enter the middle market direct lending space and that the Fund will be well positioned to capitalize on the target segment’s middle market lending opportunities. Importantly, Angelo Gordon intends to continue to grow its Chicago-based team as our middle market direct lending platform grows.
Investment Selection and Structuring

Our Adviser anticipates that the majority of our investments will be sourced via Angelo Gordon’s direct origination strategy of sourcing through private equity sponsors as this is expected to result in investments with more attractive economics and lower credit risk. For example, the Adviser believes the key benefits to a direct origination platform include superior due diligence given greater access to the borrower, preferred allocations, equity investment opportunities, the ability to negotiate stronger credit terms (and therefore more meaningful lender protection and rights) and the opportunity to generate higher fees.

In addition, our Adviser adheres to a detailed underwriting process, screening, evaluating and executing prospective investments in a rigorous manner, beginning with an initial screen of a new investment opportunity to ensure that the investment is appropriate for the Fund. Should a potential investment pass the initial screen the next step includes engaging underwriting resources for a due diligence review—this review will typically include an on-site meeting with executive management and a thorough review of all diligence material. If the information attained during the review provides support for the transaction, then a transaction summary of the opportunity is presented to the investment committee. Initial screening may be conducted by a subset of the investment committee. Upon approval of an opportunity through the transaction summary review process, a term sheet is issued to the private equity group(s) involved in the auction process. Once the private equity group(s) sign off on the term sheet terms, then the due diligence team proceeds to a full underwriting review – this review will include third-party accounting and insurance reviews, as well as environmental reviews, including but not limited to disposal of waste, land usage and clean water, where relevant – and executive background checks (other documentation such as third-party market studies might also be requested). This third-party information will be reviewed, and follow up meetings with management will take place to answer any additional diligence questions raised by review of the third-party sources. We recognize that a range of Environmental, Social and Governance (“ESG”) issues can impact risk-adjusted returns that we seek and, as such, we consider ESG factors in our investment process alongside other non-ESG factors. Our approach to responsible investing is tailored to reflect the nature of our investment strategy and is integrated into our investment process. The factors we consider and analyze in assessing ESG risk as part of our underwriting process are derived from the Sustainability Accounting Standards Board (SASB) materiality matrix. Once the diligence process is complete, an underwriting approval document is created to highlight what was learned during diligence and to request approval or request changes to the transaction from what was originally approved in the transaction summary. After the underwriting document has received majority approval from the investment committee, a commitment letter will typically be issued to the private equity group(s) that have the target company under letter of intent to purchase. At this stage, if both the Investment Team and the prospective client agree upon the specifics in the commitment letter, the deal team will commence the legal documentation and transaction closing process.

Given this very rigorous underwriting process, only a small percentage of the transactions that are screened are expected to be approved and closed. From the build out of the initial Investment Team from October 2014 through December 31, 2022, the team had screened over 10,300 deals from over 850 private equity sponsors and closed on more than 360 transactions. This represents less than 4% of total deals screened; the Investment Team anticipates remaining highly selective in terms of transactions going forward. In this process, the Fund and the Adviser will leverage the collective knowledge and resources of the Investment Team, Twin Brook and Angelo Gordon.

Our Adviser believes that the Investment Team’s involvement in a long list of successfully completed transactions positions us well to benefit from deal dialogue with sponsors with whom they have previously worked. We believe the Investment Team’s longstanding relationships and reputation with private equity sponsors, companies and intermediaries will allow us to establish a multi-channel origination strategy designed to uncover a broad and diversified set of attractive investment opportunities. Additionally, Angelo Gordon and its affiliates, including the Fund and the Adviser, are subject to the same sets of compliance policies and procedures, including policies and procedures governing the allocation of investment opportunities, and, accordingly, the Fund believes it will benefit from its connections with, and position within, the overall Angelo Gordon organization.

Over time our Adviser has developed both a generalist as well as a targeted industry marketing program. All originators are expected to cover a core group of generalist private equity firms that focus on a broad base of industry sectors within the middle market lending arena, including, but not limited to, healthcare, manufacturing, distribution, services, consumer products, aerospace and defense, business services and insurance, and technology services. Specific to healthcare, which has historically represented Angelo Gordon’s largest allocation and largest industry for investment, the Investment Team has dedicated origination and underwriting personnel and experience.

Once we determine that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, most notable the equity capital provider, to structure an investment. We negotiate among these parties to create a capital structure that we believe aligns with our investment objectives, as well as that of the private equity sponsor. In general, our allocations will consist of both funded and unfunded commitments.

We generally obtain security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of this debt. This collateral may take the form of first or second priority liens on the assets of a portfolio company.

We may selectively originate or invest in unitranche loans, which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. There may be limited circumstances in which a lender other than the Company is in a first-lien position.

In the case of our secured debt and unsecured debt, including mezzanine debt investments, we seek to tailor the terms of the investments to the facts and circumstances of the transactions and the prospective portfolio companies, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio companies to achieve their business plan and improve their profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we seek to limit the downside potential of our investments by:
•requiring a total return on our investments (including both interest and fees) that compensates us for credit risk; and
•negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

Our investments may include equity features, such as direct investments in the equity in a portfolio company.

We intend to use a buy-and-hold strategy and expect to hold most of our investments to maturity or repayment.
The Merger

On January 1, 2023, we completed the Merger with the Private BDC and commenced operations as the surviving company. The Merger was structured as a share-for-share merger in which each outstanding Private BDC common share was exchanged for one Class I share. As a result of the Merger, the Fund issued an aggregate of approximately 20,943,030 Class I shares to former Private BDC shareholders. Further, no shareholder vote was required by Rule 17a-8 under the 1940 Act because at the time of the Merger (1) there were no material differences between the investment advisory agreement for the Private BDC and our investment advisory agreement; (2) the majority of our Independent Trustees consisted of the Independent Trustees of the Private BDC; (3) no policy of the Private BDC that could not be changed without a shareholder vote was materially different from a policy that we have; and (4) neither the Private BDC nor us paid any distribution fees pursuant to a plan adopted in accordance with Rule 12b-1 under the 1940 Act. Prior to the Merger closing, the Private BDC had the same investment adviser, substantially the same investment objectives and policies, and the same management and advisory fees as us.

The financial statements of the Private BDC, disclosed within Exhibit 99.1 of this 10-K, should be considered when reading the financial statements of TCAP.
Allocation of Investments

We may invest alongside investment funds, accounts and investment vehicles managed by Angelo Gordon in certain circumstances where doing so is consistent with our investment strategy, as well as applicable law and SEC staff interpretations. Angelo Gordon and its affiliates, including the Fund and the Adviser, are subject to the same sets of compliance policies and procedures, including policies and procedures governing the allocation of investment opportunities, and, accordingly, the Fund believes it will benefit from its connections with, and position within, the overall Angelo Gordon organization. We, our Adviser and Angelo Gordon have received an exemptive order from the SEC that permits us and certain of our controlled affiliates, subject to certain terms and conditions, to co-invest with other funds managed by the Adviser and Angelo Gordon in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

In addition, in the absence of exemptive relief granted for each investment by the SEC, we will not be permitted to invest in securities of an issuer where entities advised by Angelo Gordon have invested in different securities of that issuer.

Angelo Gordon currently manages a BDC, a number of private investment funds and managed accounts with investment strategies similar to that of the Fund. In addition, Angelo Gordon or an affiliate serves (and may in the future serve) as general partner or investment adviser for a number of collective investment vehicles and separate accounts, offering investment management services in a diverse range of investment strategies, including some funds and accounts that include investments of the type contemplated herein as part of their investment programs.

To the extent that a particular investment opportunity is suitable for both the Fund and other investment accounts of Angelo Gordon, such investment opportunity will typically be allocated among the Fund and the other accounts pursuant to the overarching Angelo Gordon allocation policies in a manner deemed to be fair and equitable over time which does not favor one client or group of clients taking into consideration such factors as legal, regulatory and tax considerations, availability of capital for investment by the account, liquidity concerns and such other factors as Angelo Gordon deems under the particular circumstances to be relevant in making its investment allocation determination.

When the Adviser and Angelo Gordon determine that it would be appropriate for the Fund and one or more other investment accounts, respectively, to participate in an investment opportunity, they will generally seek to have all accounts participate on an equitable basis. Situations may occur where we could be disadvantaged because of the investment activities conducted by Angelo Gordon, the Adviser and their affiliates for other investment accounts.

Co-Investment Relief

An affiliate of the Adviser has received an exemptive order from the U.S. Securities and Exchange Commission (the “SEC”) that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Fund’s board of trustees (the “Board of Trustees” and each member of the Board of Trustees, a “Trustee”) may establish objective criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Fund will have the opportunity to participate with one or more listed or private Angelo Gordon-managed BDCs, including us (the “Angelo Gordon BDCs”), and other public or private Angelo Gordon funds that target similar assets. If an investment falls within the Board Criteria, Angelo Gordon must offer an opportunity for the Angelo Gordon BDCs to participate. The Angelo Gordon BDCs may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Angelo Gordon BDCs (e.g., based on investment strategy). The co-investment would generally be allocated to us, any other Angelo Gordon BDCs (including AG Twin Brook BDC, Inc.) and the other Angelo Gordon funds that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board of Trustees at the next quarterly board meeting.

Competition

We will compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in private U.S. companies. As a result of these new entrants, competition for investment opportunities in middle market companies may intensify. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. As a result of operating in such a competitive environment, we may make investments that are on less favorable terms than what we may have originally anticipated, which may impact our return on these investments.

Non-Exchange Traded, Perpetual-Life BDC

The Fund is non-exchange traded BDC, meaning its shares are not listed for trading on a stock exchange or other securities market and a perpetual-life BDC, meaning it is an investment vehicle of indefinite duration, whose common shares are intended to be sold by the BDC monthly on a continuous basis at a price generally equal to the BDC’s monthly NAV per share. In our perpetual-life structure, we may offer investors an opportunity to repurchase their shares on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter in our discretion. With a perpetual-life BDC, we believe we can provide a tax-efficient structure that is continuously invested in a full yielding portfolio of investments in the lower middle market asset class, representing a wide range of geographies and industries. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time.

Emerging Growth Company

We are an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to:
•    have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•    submit certain executive compensation matters to shareholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or
•    disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.

We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.07 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.

We do not believe that being an emerging growth company will have a significant impact on our business or this offering. As stated above, we have elected to opt in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers is employed by the Adviser or its affiliates. Our day-to-day investment operations will be managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates. The Investment Team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments. In addition, we will reimburse the Administrator for its costs, expenses and allocable portion of overhead, including compensation paid by the Administrator (or its affiliates) to the Fund’s chief compliance officer, chief financial officer and general counsel and their respective staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Fund).

Regulation as a BDC

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than Qualifying Assets, unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:
(1)    Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:
(a)    is organized under the laws of, and has its principal place of business in, the United States;
(b)    is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)    satisfies any of the following:
(i)    does not have any class of securities that is traded on a national securities exchange;
(ii)    has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
(iii)    is controlled by a BDC or a group of companies, including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or
(iv)    is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(2)    Securities of any Eligible Portfolio Company controlled by the Fund.
(3)    Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)    Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the Fund already owns 60% of the outstanding equity of the Eligible Portfolio Company.

(5)    Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)    Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.
Temporary Investments. Pending investment in other types of Qualifying Assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be Qualifying Assets.
Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.
Leverage and Senior Securities; Coverage Ratio. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On October 25, 2022, our sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

We have established and expect to continue to establish credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to be determined spreads over SOFR or an alternative reference rate. We cannot assure shareholders that we will be able to enter into any additional credit facilities. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with credit facilities or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

We may also create leverage by securitizing our assets and retaining the equity portion of the securitized vehicle. See “Item 1A. Risk Factors—Risks Related to Debt Financing.” We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.
Code of Ethics. We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy this code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.
Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our Trustees who are not interested persons and, in some cases, the prior approval of the SEC. We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.
Other. We will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the Exchange Act.

We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any Trustee or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of our public and private offerings of our shares, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.

Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our shares.
Investment Management Agreement; Administration Agreement

The Adviser will provide management services to us pursuant to the Advisory Agreement. Under the terms of the Advisory Agreement, the Adviser is responsible for the following:
•    determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes in accordance with our investment objective, policies and restrictions;
•    identifying investment opportunities and making investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;
•    monitoring our investments;
•    performing due diligence on prospective portfolio companies;
•    exercising voting rights in respect of portfolio securities and other investments for us;
•    serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies;
•    negotiating, obtaining and managing financing facilities and other forms of leverage; and
•    providing us with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of capital.

The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired.
Compensation of Adviser

Our investment activities will be managed by our Adviser, which will be responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. We have entered into the Advisory Agreement with the Adviser, pursuant to which we have agreed to pay the Adviser a base management fee and an incentive fee for its services. The cost of both the base management fee and the incentive fee will ultimately be borne by our shareholders.
Base Management Fee

The base management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first business day of the applicable month. For purposes of the Advisory Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Fund has operations, net assets will be measured as the beginning net assets. Substantial additional fees and expenses may also be charged by the Administrator to the Fund.

Incentive Fee

The Incentive Fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

“Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the base management fee, expenses payable under the Administration Agreement entered into between us and the Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).
We will pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
•    No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25% per quarter (5.0% annualized) (the “hurdle rate” or “Hurdle”);
•    100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the Hurdle but is less than a rate of return of 1.43% (5.72% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•    12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the Hurdle is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

Pre-Incentive Fee Net Investment Income (expressed as a percentage of the value of net assets per quarter)
0%	1.25%	1.43%

← 0% →	← 100% →	← 12.5% →

Percentage of Pre-Incentive Fee Net Investment Income
Allocated to Quarterly Incentive Fee

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to Pre-Incentive Fee Net Investment Income Returns. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a calendar quarter in which we incur an overall loss taking into account capital account losses. For example, if we receive Pre-Incentive Fee Net Investment Income Returns in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses.

Incentive Fee Based on Capital Gains

The second component of the Incentive Fee, the Capital Gains Incentive Fee, is payable at the end of each calendar year in arrears. The amount payable equals:
•    12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated.
Administration Agreement

Under the terms of the Administration Agreement, the Administrator will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board of Trustees, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Fund’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Fund’s chief compliance officer, chief financial officer, general counsel and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Fund; and (iii) any internal audit group personnel of Angelo Gordon or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator may hire a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.

The amount of the reimbursement payable to the Administrator will be the lesser of (1) the Administrator’s and/or sub-administrator’s, if applicable, actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. The Administrator will be required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. We will not reimburse the Administrator for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of the Administrator.
Certain Terms of the Advisory Agreement and Administration Agreement

Each of the Advisory Agreement and the Administration Agreement has been approved by the Board of Trustees. Unless earlier terminated as described below, each of the Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board of Trustees or by the holders of a majority of our outstanding voting securities (as defined by the 1940 Act) and, in each case, a majority of the Independent Trustees. We may terminate the Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

The decision to terminate the Advisory Agreement may be made by a majority of the Board of Trustees or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Advisory Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 60 days’ written notice. The Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.

The Adviser and the Administrator shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by the Fund in connection with the matters to which the Advisory Agreement and Administration Agreement, respectively, relate, provided that the Adviser and the Administrator shall not be protected against any liability to the Fund or its shareholders to which the Adviser or Administrator would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). Each of the Advisory Agreement and the Administration Agreement provide that, absent disabling conduct, each of our Adviser and our Administrator, as applicable, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it (collectively, the “Indemnified Parties”) will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Adviser’s services under the Advisory Agreement and our Administrator’s services under the Administration Agreement or otherwise as adviser or administrator for us. The Adviser and the Administrator shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained by the Adviser or the Administrator in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where the Adviser or Administrator had reasonable cause to believe its conduct was unlawful. In addition, we will not provide for indemnification of an Indemnified Party for any liability or loss suffered by such Indemnified Party, nor will we provide that an Indemnified Party be held harmless for any loss or liability suffered by us, unless:
(1)    we have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interest;
(2)    the Indemnified Party was acting on our behalf or performing services for us;
(3)    such liability or loss was not the result of negligence or misconduct, in the case that the Indemnified Party is the Adviser or Administrator, as applicable, an affiliate of the Adviser or Administrator or one of our officers; and

(4)    the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our shareholders.
Payment of Our Expenses Under the Investment Advisory and Administration Agreements

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to:
1.    investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement;
2.    the Fund’s allocable portion of compensation, overhead and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Fund’s chief compliance officer, chief financial officer, general counsel and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Fund; and (iii) any internal audit group personnel of Angelo Gordon or any of its affiliates, subject to the limitations described in “Advisory and Administration Agreement—Administration Agreement”; and
3.    all other expenses of the Fund’s operations and transactions, including those listed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses.”

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services. We will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.

Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator.

Expense Support and Conditional Reimbursement Agreement

The Company approved an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser on October 25, 2022. The Adviser may elect to pay certain of the Fund’s expenses on our behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or distributions and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment”. “Available Operating Funds” means the sum of (i) net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Reimbursement Payment for any month will be made if: (1) the “Effective Rate of Distributions Per Share” (as defined below) declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the “Operating Expense Ratio” (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. Pursuant to the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing operating expenses, less organizational and offering expenses, base management and incentive fees owed to Adviser, and interest expense, by net assets.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

Class S Shares

No upfront selling commissions are paid for sales of any Class S shares, however, if you purchase Class S shares from certain financial intermediaries, they may directly charge you transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that selling agents limit such charges to 3.5% cap on NAV for Class S shares.

We pay the Intermediary Manager selling commissions over time as a shareholder servicing and/or distribution fee with respect to our outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S shares, including any Class S shares issued pursuant to our distribution reinvestment plan (“DRIP”). The shareholder servicing and/or distribution fees are paid monthly in arrears. The Intermediary Manager reallows (pays) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and, at the request of the Fund, will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services.

Class S shares are generally available for purchases through brokerage and transaction-based accounts.

Class D Shares

No upfront selling commissions are paid for sales of any Class D shares, however, if you purchase Class D shares from certain financial intermediaries, they may directly charge you transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that selling agents limit such charges to 1.5% cap on NAV for Class D shares.

We pay the Intermediary Manager selling commissions over time as a shareholder servicing and/or distribution fee with respect to our outstanding Class D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares, including any Class D shares issued pursuant to our DRIP. The shareholder servicing and/or distribution fees are paid monthly in arrears. The Intermediary Manager reallows (pays) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and, at the request of the Fund, will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services.
Class D shares are generally available for purchase in this offering only:
(1)    through fee-based programs, also known as wrap accounts, that provide access to Class D shares,

(2)    through participating brokers that have alternative fee arrangements with their clients to provide access to Class D shares,
(3)    through transaction/ brokerage platforms at participating brokers,
(4)    through certain registered investment advisers,
(5)    through bank trust departments or any other organization or person authorized to act in a fiduciary capacity for its clients or customers or
(6)    by other categories of investors that we name in an amendment or supplement to this prospectus.

Class I Shares

No upfront selling commissions or shareholder servicing and/or distribution fees are paid for sales of any Class I shares and financial intermediaries will not charge you transaction or other such fees on Class I shares.
Class I shares are generally available for purchase in this offering only:
(1)    through fee-based programs, also known as wrap accounts, that provide access to Class I shares,
(2)    by endowments, foundations, pension funds and other institutional investors,
(3)    through participating brokers that have alternative fee arrangements with their clients to provide access to Class I shares,
(4)    through certain registered investment advisers,
(5)    by our executive officers and trustees and their immediate family members, as well as officers and employees of the Adviser, Angelo Gordon or other affiliates and their immediate family members, and joint venture partners, consultants and other service providers or
(6)    by other categories of investors that we name in an amendment or supplement to this prospectus.
In certain cases, where a holder of Class S or Class D shares exits a relationship with a participating broker for this offering and does not enter into a new relationship with a participating broker for this offering, such holder’s shares may be exchanged into an equivalent NAV amount of Class I shares.

Purchase Price

Shares will be sold at the then-current NAV per share. Each class of shares may have a different NAV per share because shareholder servicing and/or distribution fees differ with respect to each class.

Distributions

Any distributions we make will be at the discretion of our Board of Trustees, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board of Trustees’ discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our net investment income. See “Item 1.—Business Taxation as a Regulated Investment Company.”

The per share amount of distributions on Class S, Class D and Class I shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares, and Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S shares (compared to Class D shares and Class I shares) and we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to Class D shares (compared to Class I shares). In this way, shareholder servicing and/or distribution fees are indirectly paid by holders of Class S and Class D shares, in that the shareholder servicing and/or distribution fees charged to investors are used by the Fund to pay for the services provided by financial intermediaries.

There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including the sale of assets, borrowings, return of capital or offering proceeds, and although we generally expect to fund distributions from cash flow from operations, we have not established limits on the amounts we may pay from such sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our DRIP, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from the sales of assets, borrowings or return of capital will result in us having less funds available to acquire investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We believe the likelihood that we pay distributions from sources other than cash flow from operations will be higher in the early stages of the offering.

Shareholder Servicing and/or Distribution Fees — Class S and Class D

The following table shows the shareholder servicing and/or distribution fees we pay the Intermediary Manager with respect to the Class S, Class D and Class I shares on an annualized basis as a percentage of our NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

Shareholder Servicing and/or Distribution Fee as a% of NAV
Class S shares	0.85%
Class D shares	0.25%
Class I shares	— %

Subject to FINRA and other limitations on underwriting compensation described in “—Limitations on Underwriting Compensation” below, we will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class S shares and a shareholder servicing and/or distribution fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly.

The shareholder servicing and/or distribution fees will be paid monthly in arrears. The shareholder servicing and/or distribution fees are similar to sales commissions. The distribution and servicing expenses borne by the participating brokers may be different from and substantially less than the amount of shareholder servicing and/ or distribution fees charged. The Intermediary Manager will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and, at the request of the Fund, will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our DRIP. The distribution and servicing plan adopted in compliance with Rule 12b-1 is a compensation plan, which means that the Intermediary Manager is compensated regardless of its expenses, as opposed to a reimbursement plan which reimburses only for expenses incurred. The Intermediary Manager does not retain any shareholder servicing and/or distribution fees for profit. All shareholder servicing and/or distribution fees are held in a retention account by the Intermediary Manager to pay for and/or reimburse the Adviser for distribution-related expenditures.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Intermediary Manager, at the request of the Fund, will waive the shareholder servicing and/or distribution fee that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

Distribution Reinvestment Plan

We have adopted a DRIP, pursuant to which we will reinvest all cash dividends declared by the Board of Trustees on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board of Trustees authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our DRIP will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program

At the discretion of our Board of Trustees, we have implemented a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. Our Board of Trustees may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. Should the Board of Trustees suspend the share repurchase program, the Board of Trustees will consider whether the continued suspension of the program is in the best interests of the Fund and shareholders on a quarterly basis. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase plan, to the extent we offer to repurchase shares, we expect to repurchase shares pursuant to tender offers on or around the last business day of a month using a purchase price equal to the NAV per share as of the last calendar day of the prior month, except that shares that have not been outstanding for at least one year will be subject to an Early Repurchase Deduction and repurchased at 98% of such NAV. The holding period ends on the one-year anniversary of the subscription closing date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability (as “disabled” is defined in Section 72(m)(7) of the Code) of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders. We may, from time to time, waive the Early Repurchase Deduction in the following circumstances (subject to the conditions described below):
•    repurchases resulting from death, qualifying disability or divorce; or
•    in the event that a shareholder’s shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance.

Valuation Procedures

In calculating the value of our total assets, we value investments for which market quotations are readily available at such market quotations if they are deemed to represent fair value. Debt and equity securities that are not publicly traded or whose market price is not readily available or whose market quotations are not deemed to represent fair value are valued at fair value as determined in good faith by or under the direction of our Board of Trustees. The Board of Trustees has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the our investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board of Trustees. Even though the Board of Trustees designated the Adviser as “valuation designee,” the Board of Trustees is ultimately responsible for fair value determinations under the 1940 Act. Market quotations may be deemed not to represent fair value in certain circumstances where the Adviser reasonably believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “fire sale” by a distressed seller.

If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi- step valuation process as described below. The Adviser intends to engage multiple independent valuation firms based on a review of each firm’s expertise and relevant experience in valuing certain securities. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Adviser undertakes a multi-step valuation process each quarter, as described below:
(1)    our valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Adviser responsible for the portfolio investment;
(2)    preliminary valuation conclusions are then documented and discussed with senior management of our Adviser;
(3)    independent valuation firms may be engaged by our Adviser as needed to conduct independent appraisals by reviewing our Adviser’s preliminary valuations and then making their own independent assessment;
(4)    the Adviser discusses valuations and determines in good faith the fair value of each investment in our portfolio based on, among other things, the input of the applicable independent valuation firm, and such determinations are presented to the Board of Trustees; and
(5)    for Level 3 investments entered into within the current quarter, the cost (purchase price adjusted for accreted original issue discount/amortized premium) or any recent comparable trade activity on the security investment shall be considered to reasonably approximate the fair value of the investment, provided that no material change has since occurred in the issuer’s business, significant inputs or the relevant environment.

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted).

The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:
•    available current market data, including relevant and applicable market trading and transaction comparables,
•    applicable market yields and multiples,
•    security covenants,
•    seniority of investments in the investee company’s capital structure,

•    call protection provisions,
•    information rights,
•    the nature and realizable value of any collateral,
•    the portfolio company’s ability to make payments,
•    its earnings and discounted cash flows,
•    the markets in which the portfolio company does business,
•    comparisons of financial ratios of peer companies that are public,
•    M&A comparables,
•    our principal market (as the reporting entity) and
•    enterprise values, among other factors.

Investments determined by these valuation procedures to have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Adviser without the necessity of obtaining valuation from an independent valuation firm, if once annually an independent valuation firm using the procedures described herein provides valuation analysis.

Determination of fair values involves subjective judgments and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements incorporated by reference in this prospectus, refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Our Board of Trustees reviews the adequacy of our policies and procedures regarding valuations and the effectiveness of their implementation.
Available Information

We furnish our stockholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

The SEC maintains a website that contains annual reports, quarterly reports, current reports, proxy and information statements, and other information that we file electronically with the SEC, which can be accessed at www.sec.gov.
Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines will be reviewed periodically by the Adviser, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of clients and not subrogate client interests to its own interests. Rule 206(4)-6 under the Advisers Act places specific requirements on registered investment advisers with proxy voting authority.
Proxy Policies

The Adviser’s policies and procedures are reasonably designed to ensure that the Adviser votes proxies in the best interest of the Fund and addresses how it will resolve any conflict of interest that may arise when voting proxies and, in so doing, to maximize the value of the investments made by the Fund, taking into consideration the Fund’s investment horizons and other relevant factors. It will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by its clients. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

Decisions on how to vote a proxy generally are made by the Adviser. The Investment Committee and the members of the Investment Team covering the applicable security often have the most intimate knowledge of both a company’s operations and the potential impact of a proxy vote’s outcome. Decisions are based on a number of factors which may vary depending on a proxy’s subject matter, but are guided by the general policies described in the proxy policy. In addition, the Adviser may determine not to vote a proxy after consideration of the vote’s expected benefit to clients and the cost of voting the proxy. To ensure that its vote is not the product of a conflict of interest, the Adviser will require the members of the Investment Committee to disclose any personal conflicts of interest they may have with respect to overseeing a Fund’s investment in a particular company.
Proxy Voting Records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 245 Park Avenue, 26th Floor, New York, New York 10167.
Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and the purchase, ownership and disposition of our Common Shares. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to shareholders in light of their particular circumstances. Unless otherwise noted, this discussion applies only to U.S. shareholders that hold our Common Shares as capital assets. A U.S. shareholder is a shareholder who is, for U.S. federal income tax purposes, (i) an individual who is a citizen or resident of the United States, (ii) a U.S. corporation, (iii) a trust if it (a) is subject to the primary supervision of a court in the United States and one or more U.S. persons have the authority to control all substantial decisions of the trust or (b) has made a valid election to be treated as a U.S. person, or (iv) any estate the income of which is subject to U.S. federal income tax regardless of its source. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). This discussion does not represent a detailed description of the U.S. federal income tax consequences relevant to special classes of taxpayers including, without limitation, financial institutions, insurance companies, investors in pass-through entities, U.S. shareholders whose “functional currency” is not the U.S. dollar, tax-exempt organizations, dealers in securities or currencies, traders in securities or commodities that elect mark to market treatment, or persons that will hold our Common Shares as a position in a “straddle,” “hedge” or as part of a “constructive sale” for U.S. federal income tax purposes. In addition, this discussion does not address the application of the Medicare tax on net investment income or the U.S. federal alternative minimum tax, any U.S. federal estate or gift tax consequences or any tax consequences attributable to persons being required to accelerate the recognition of any item of gross income with respect to our Common Shares as a result of such income being recognized on an applicable financial statement. Prospective investors should consult their tax advisors with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our Common Shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.
Taxation as a Regulated Investment Company

The Fund intends to elect to be treated, and intends to qualify each taxable year thereafter, as a RIC under Subchapter M of the Code.

To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, the Fund must, among other things:
1)    have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year;
2)    have filed with its return for the taxable year an election to be a RIC or have made such election for a previous taxable year;
3)    derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly-traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly-Traded Partnership”); and
4)    diversify its holdings so that, at the end of each quarter of each taxable year of the Fund (a) at least 50% of the value of the Fund’s total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of the Fund’s total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Fund’s total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which the Fund controls and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly-Traded Partnerships (described in 3(b) above).

As a RIC, the Fund generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that it distributes in each taxable year to its shareholders, provided that it distributes at least 90% of the sum of its investment company taxable income and its net tax-exempt income for such taxable year. Generally, the Fund intends to distribute to its shareholders, at least annually, substantially all of its investment company taxable income and net capital gains, if any.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, the Fund must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, the Fund will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.

A distribution will be treated as paid on December 31 of any calendar year if it is declared by the Fund in October, November or December with a record date in such a month and paid by the Fund during January of the following calendar year. Such distributions will be taxable to shareholders in the calendar year in which the distributions are declared, rather than the calendar year in which the distributions are received.

If the Fund failed to qualify as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, the Fund would be subject to U.S. federal income tax at regular corporate rates on its taxable income (including distributions of net capital gain), even if such income were distributed to its shareholders, and all distributions out of earnings and profits would be taxed to shareholders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, the Fund could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.
Item 1A. Risk Factors.
If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and an investor may lose all or part of their investment.

Risks Related to Our Business and Structure
We are a new company and have a limited operating history.
The Fund is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC with a limited operating history. On January 1, 2023, we merged with the Private BDC, which began operations in May 2022. Accordingly, prospective investors have a limited track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with relatively recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless. Further, even though the Adviser and its affiliates have managed other BDCs, neither the Adviser nor its affiliates have previously offered and the Investment Team has limited experience managing a non-traded BDC. While we believe that the past professional experiences of the Adviser and the Investment Team, including investment and financial experience of the Adviser’s senior management, will increase the likelihood that the Adviser will be able to manage the Fund successfully, there can be no assurance that this will be the case.
We cannot guarantee that we will be able to replicate the historical results achieved by other Angelo Gordon products.
Our primary focus in making investments may differ from those of existing investment funds, accounts or other investment vehicles that are or have been managed by Angelo Gordon. We may consider co-investing in portfolio investments with other investment funds, accounts or investment vehicles managed by Angelo Gordon. Any such investments will be subject to regulatory limitations and approvals by Independent Trustees. We can offer no assurance, however, that we will be able to obtain such approvals or develop opportunities that comply with such limitations. There can be no guarantee that we will replicate the historical results achieved by similar strategies managed by Angelo Gordon, and we caution shareholders that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.
Our Board of Trustees may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.
Our Board of Trustees has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our shares. However, the effects might be adverse, which could negatively impact our ability to pay distributions and cause shareholders to lose all or part of their investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which shareholders may not agree or for purposes other than those contemplated in this Annual Report.
Our Board of Trustees may amend our Declaration of Trust without prior shareholder approval.
Our Board of Trustees may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board of Trustees, to impose advance notice bylaw provisions for Trustee nominations or for shareholder proposals, to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.
Our ability to achieve our investment objective depends on the ability of the Adviser to manage and support our investment process. If the Adviser or Angelo Gordon were to lose any members of their respective senior management teams, our ability to achieve our investment objective could be significantly harmed.
Since we have no employees, we depend on the investment expertise, skill and network of business contacts of the broader networks of Angelo Gordon, the Adviser and its affiliates. The Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of Angelo Gordon and its senior management team. The departure of any members of Angelo Gordon’s senior management team could have a material adverse effect on our ability to achieve our investment objective. Additionally, while the Adviser anticipates that the various Angelo Gordon teams will communicate frequently and assist each other in market intelligence and investment analysis, from time to time communications among the teams may be limited due to the possession of confidential or material non-public information. In such circumstances where the Adviser’s investment professionals are in possession of confidential or material non-public information, the Fund may not be in a position to benefit from any such information, and may be restricted from effecting certain securities transactions for the Fund that otherwise may have been effected.
Our ability to achieve our investment objective depends on the Adviser’s ability to identify and analyze, and to invest in, finance and monitor companies that meet our investment criteria. The Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, the Adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. The Adviser may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.
While the Adviser has entered into the Resource Sharing Agreement with Angelo Gordon, pursuant to which Angelo Gordon will provide the Adviser with experienced investment professionals and access to the resources of Angelo Gordon so as to enable the Adviser to fulfill its obligations under the Advisory Agreement, there can be no assurance that Angelo Gordon will perform its obligations under the Resource Sharing Agreement. In addition, the Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material consequence on the Fund’s operations.
The Advisory Agreement has been approved pursuant to Section 15 of the 1940 Act. In addition, the Advisory Agreement has termination provisions that allow the parties to terminate the agreement. The Advisory Agreement may be terminated at any time, without penalty, by us upon 60 days’ written notice or by the Adviser upon 120 days’ written notice. If the Advisory Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event the Advisory Agreement is terminated, it may be difficult for us to replace the Adviser and our financial condition, business and results of operations, as well as our ability to meet our payment obligations under future indebtedness, if any, and pay distributions, are likely to be adversely affected, and the value of our Common Shares may decline.
Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
The Adviser depends on the broader Angelo Gordon relationships with private equity sponsors, investment banks and commercial banks, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser or its organizations fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser or its broader organizations have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.
We will compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in private U.S. companies. As a result of these new entrants, competition for investment opportunities in middle market companies may intensify. Some of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match such competitors’ pricing, terms or structure. If we are forced to match such competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. As a result of operating in such a competitive environment, we may make investments that are on less favorable terms than what we may have originally anticipated, which may impact our return on these investments.

As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value. The Board of Trustees has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of our investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board of Trustees. Even though the Board of Trustees designated the Adviser as “valuation designee,” the Board of Trustees is ultimately responsible for fair value determinations under the 1940 Act. There is not a public market for the securities of the privately-held companies in which we invest. Most of our investments will not be publicly-traded or actively traded on a secondary market. As a result, we value these securities quarterly (and monthly, to accommodate subscriptions) at fair value as determined in good faith as required by the 1940 Act. In connection with striking a NAV as of the last day of a month that is not also the last day of a calendar quarter, the Fund will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter end process.
As part of our valuation process, the Adviser will take into account relevant factors in determining the fair value of the Fund’s investments without market quotations. Such factors that the Adviser may take into account generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. The Adviser’s determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially differ from the value that we may ultimately realize upon the sale of one or more of our investments.
The amount of any distributions we may make is uncertain and there is a risk that investors in our shares may not receive distributions or that our distributions may decrease over time. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our public offering. Therefore, portions of the distributions that we make may represent a return of capital to shareholders that will lower their tax basis in their shares and reduce the amount of funds we have for investment in targeted assets.
We may fund our cash distributions to shareholders from any sources of funds available to us, including proceeds from our continuous offering, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report, including but not limited to the risk that we may not achieve investment results that will allow us to make a specified or stable level of cash distributions and our distributions may decrease over time. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board of Trustees and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Trustees may deem relevant from time to time. We cannot assure shareholders that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of a shareholder’s capital. A return of capital is a return of a shareholder’s investment, rather than a return of earnings or gains derived from our investment activities.
Although we do not intend to fund distributions from sources other than operating cash flow in the ordinary course, we may fund distributions from other sources, including but not limited to proceeds from our continuous offering if, for example, we determine that it would not be in the best interests of shareholders to sell portfolio investments in a market downturn and we are unable to borrow due to 1940 Act asset coverage limitations to fund distributions. As discussed elsewhere in this Annual Report, we are generally required to distribute 90% of our ordinary income to ensure RIC tax treatment and we may take such actions to ensure we meet the applicable RIC tax treatment requirements. We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income. To the extent we pay distributions from a source other than net investment income, we are required to notify shareholders of the sources of such distribution pursuant to Section 19 and Rule 19a-1 under the 1940 Act. Any distributions we make will be at the discretion of the Board of Trustees, which has a fiduciary duty to shareholders, taking into account factors such as our disclosure to investors, earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law.
Our distributions to shareholders may be funded from expense reimbursements or waivers of investment advisory fees that are subject to repayment pursuant to our Expense Support and Conditional Reimbursement Agreement.
Substantial portions of our distributions may be funded through the reimbursement of certain expenses by our Adviser and its affiliates, including through the waiver of certain investment advisory fees by our Adviser. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by our Adviser or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Our Adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.
We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from our continuous offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).
We intend to generally fund distributions from operating cash flow in the ordinary course. However, we may make distributions from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser or the Administrator and that such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our DRIP, how quickly we invest the proceeds from any future offering and the performance of our investments. To the extent that we borrow to fund distributions, the payment of interest on such borrowings will decrease the Fund’s NAV, which would also cause the price per share in an offering to decrease. Further, if the Adviser elects to cover certain of our expenses pursuant to the Expense Support and Conditional Reimbursement Agreement, this could cause a smoothing effect on our distributions because we will be able to pay distributions at times when we may otherwise be unable to. Shareholders should also understand that any amounts we use to pay distributions to shareholders from sources other than cash flow from operations may be required to be repaid in the future and that our future repayments of such amounts to the Adviser or any lender will reduce the amount of the future distributions. Further, the per share amount of distributions on Class S, Class D and Class I shares may differ because of different allocations of class-specific expenses. For example, distributions on Class S and Class D shares will be lower than on Class I shares because Class S and Class D shares are subject to different shareholder servicing and/or distribution fees. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.
Although we expect to adopt a share repurchase program, we have discretion to not repurchase shares or to suspend the program.
Our Board of Trustees may amend or suspend the share repurchase program at any time in its discretion. For example, in accordance with our Board of Trustees’ fiduciary duty to the Fund and shareholders, it may amend or suspend the share repurchase program during periods of market dislocation where selling assets to fund a repurchase could have a materially negative impact on remaining shareholders. Shareholders may not be able to sell their shares on a timely basis in the event our Board of Trustees amends or suspends the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. Following any such suspension, the Board of Trustees will reinstate the share repurchase program when appropriate and subject to its fiduciary duty to the Fund and shareholders. We will notify shareholders of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be considered a guaranteed method to sell shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.
In the event a shareholder chooses to participate in our share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the class of shares being repurchased will be on the Repurchase Date. Although a shareholder will have the ability to withdraw a repurchase request prior to the Repurchase Date, to the extent a shareholder seeks to sell shares to us as part of our periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our shares will be on the Repurchase Date.
As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.
As a public company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until there is a public market for our shares, which is not expected to occur.
We may experience fluctuations in our quarterly results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the loans or other debt securities we originate or acquire, the level of our expenses (including our borrowing costs), variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
General economic conditions could adversely affect the performance of our investments and implementation of our investment strategy.
The success of the Fund’s investment strategy and our investment activities will be affected by, and will depend, in part, upon general economic and market conditions in the U.S. and global economies, such as interest rates, currency exchange rates, availability of credit, credit defaults, inflation rates, economic uncertainty, as well as by changes in applicable laws and regulations (including laws relating to taxation of our investments), trade barriers, currency exchange controls, asset re-investment, resource self-sufficiency and national and international political and socioeconomic circumstances in respect of the countries in which the Fund may invest. These factors may affect the level and volatility of securities prices and the liquidity of the Fund’s portfolio investments, which could impair the Fund’s profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect the Fund’s investment opportunities and the value of the Fund’s investments and prolonged disruption may prevent the Fund from advantageously realizing or disposing of portfolio investments. We may maintain substantial trading positions that can be adversely affected by the level of volatility in the financial markets; the larger the positions, the greater the potential for loss. Declines in the performance of national economies or the credit markets in certain jurisdictions have had a negative impact on general economic and market conditions globally, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

Further, the Adviser’s financial condition may be adversely affected by a significant general economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Adviser’s businesses and operations (including those of the Fund).
Uncertainty and volatility in the financial markets and political systems of the United States, the United Kingdom and other countries may have adverse spill-over effects into the global financial markets generally. Moreover, a recession, slowdown and/or a sustained downturn in the U.S. or global economy (or any particular segment thereof) will have a pronounced impact on the Fund and could adversely affect the Fund’s profitability, impede the ability of the Fund’s portfolio companies to perform under or refinance their existing obligations, and impair the Fund’s ability to effectively deploy its capital or realize upon portfolio investments on favorable terms and may have an adverse impact on the business and operations of the Fund. Angelo Gordon and the Adviser may also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry of the U.S. and/or global economies. Any of the foregoing events could result in substantial or total losses to the Fund in respect of certain or all portfolio investments, which losses will likely be exacerbated by the presence of leverage in the Fund’s capital structure. An economic downturn could adversely affect the financial resources of the Fund’s portfolio companies and their ability to make principal and interest payments on, or refinance, outstanding debt when due. In the event of such defaults, whereby portfolio companies default under the Fund’s loans to them, the Fund could lose both invested capital in, and anticipated profits from, the affected portfolio companies. Such marketplace events may also impact the availability and terms of financing for leveraged transactions. Private equity investors have recently been required to finance transactions with a greater proportion of equity relative to prior periods and the terms of debt financing are significantly less flexible for borrowers compared to prior periods. These developments may impair the Fund’s ability to consummate transactions and may cause the Fund to enter into transactions on less attractive terms than those executed by other Angelo Gordon funds.
Finally, economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could adversely affect global economic conditions and world markets and, in turn, could adversely affect the Fund’s performance.
Any of the foregoing events could result in substantial or total losses to the Fund in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a portfolio company’s capital structure.
We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.
General interest rate fluctuations may have a substantial negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.
Because we may borrow money and issue debt securities or preferred shares to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred shares and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase if the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, if the majority of our indebtedness bears interest at fixed rates, with the net impact being an increase to our net investment income. Conversely, if interest rates decrease we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, Angelo Gordon and its affiliates have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate exposure to adverse fluctuations in interest rates, and the Fund may do so in the future. However, we cannot assure shareholders that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, an increase in interest rates available to investors could make an investment in our Shares less attractive if we are not able to pay dividends at a level that provides a similar return, which could reduce the value of our Shares.
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
The Federal Reserve has raised, and may continue to raise, certain benchmark interest rates in an effort to combat inflation and the Fund as well as our portfolio companies will be impacted by such inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials, have adversely affected consumer spending and economic growth, and may adversely affect our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.
During periods of heightened inflation, interest and dividend rates of any instruments the Fund or entities related to portfolio investments may have issued could increase, which would tend to reduce returns to investors in the Fund. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities which are critical to the operation of portfolio companies as noted above. Portfolio companies may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. Some of the Fund’s portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation often have negative effects on the level of economic activity. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. There can be no assurance that continued and more wide-spread inflation in the U.S. and/or other economies will not become a serious problem in the future and have a material adverse impact on the Fund’s returns.
It may be difficult to bring suit or foreclosure in non-U.S. countries.
Because the effectiveness of the judicial systems in the countries in which the Fund may invest varies, the Fund (or any portfolio company) may have difficulty in foreclosing or successfully pursuing claims in the courts of such countries, as compared to the United States or other countries. Further, to the extent the Fund or a portfolio company may obtain a judgment but is required to seek its enforcement in the courts of one of these countries in which the Fund invests, there can be no assurance that such courts will enforce such judgment. The laws of other countries often lack the sophistication and consistency found in the United States with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights.
The nature of bankruptcy proceedings may impact the value of the Fund’s investments.
A portfolio company may become involved in a reorganization, bankruptcy or other proceeding. In any such event, the Fund may lose its entire investment, may be required to accept cash or securities or assets with a value less than the Fund’s original investment and/or may be required to accept payment over an extended period of time.
In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of an obligor, holders of debt instruments ranking senior to the Fund’s investments would typically be entitled to receive payment in full before the Fund receives any distributions in respect of its investments. After repaying the senior creditors, such obligor may not have any remaining assets to repay its obligations to the Fund. In the case of debt ranking equally with the loans or debt securities in which the Fund invests, the Fund would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant investee company. Each jurisdiction in which the Fund invests has its own insolvency laws. As a result, investments in similarly situated investee companies in different jurisdictions may well confer different rights in the event of insolvency.
A portfolio company that becomes distressed or any distressed asset received by the Fund in a restructuring would require active monitoring. Involvement by the Adviser in a company’s reorganization proceedings could result in the imposition of restrictions limiting the Fund’s ability to liquidate its position therein. Bankruptcy proceedings involve a number of significant risks. Many of the events within a bankruptcy litigation are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a bankruptcy court would not approve actions which may be contrary to the interests of the Fund, particularly in those jurisdictions which give a comparatively high priority to preserving the debtor company as a going concern, or to protecting the interests of either creditors with higher ranking claims in bankruptcy or of other stakeholders, such as employees.
Generally, the duration of a bankruptcy case can only be roughly estimated. The reorganization of a company usually involves the development and negotiation of a plan of reorganization, plan approval by creditors and confirmation by the bankruptcy court. This process can involve substantial legal, professional and administrative costs to the company and the Fund; it is subject to unpredictable and lengthy delays, particularly in jurisdictions which do not have specialized insolvency courts or judges and/or may have a higher risk of political interference in insolvency proceedings, all of which may have adverse consequences for the Fund. During such process, the company’s competitive position may erode, key management may depart and the company may not be able to invest adequately. In some cases, the company may not be able to reorganize and may be required to liquidate assets. Although the Fund will invest primarily in debt, the debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental values. Such investments can result in a total loss of principal.
One of the protections offered in certain jurisdictions in bankruptcy proceedings is a stay on required payments by the borrower on loans or other securities. When a portfolio company or other issuer seeks relief under the bankruptcy laws of a particular jurisdiction (or has a petition filed against it), an automatic stay prevents all entities, including creditors, from foreclosing or taking other actions to enforce claims, perfect liens or reach collateral securing such claims. Creditors who have claims against the issuer prior to the date of the bankruptcy filing must generally petition the court to permit them to take any action to protect or enforce their claims or their rights in any collateral. Such creditors may be prohibited from doing so if the court concludes that the value of the property in which the creditor has an interest will be “adequately protected” during the proceedings. If the bankruptcy court’s assessment of adequate protection is inaccurate, a creditor’s collateral may be wasted without the creditor being afforded the opportunity to preserve it. Thus, even if the Fund holds a secured claim, it may be prevented from collecting the liquidation value of the collateral securing its debt, unless relief from the automatic stay is granted by the court. If relief from the stay is not granted, the Fund may not realize a distribution on account of its secured claim until a plan of reorganization or liquidation for the debtor is confirmed. Bankruptcy proceedings are inherently litigious, time consuming, highly complex and driven extensively by facts and circumstances, which can result in challenges in predicting outcomes. The equitable power of bankruptcy judges also can result in uncertainty as to the ultimate resolution of claims. A stay on payments to be made on the assets of the Fund could adversely affect the value of those assets and the Fund itself. Other protections in such proceedings may include forgiveness of debt, the ability to create super-priority liens in favor of certain creditors of the debtor and certain well-defined claims procedures. Additionally, the numerous risks inherent in the insolvency process create a potential risk of loss by the Fund of its entire investment in any particular issuer. Insolvency laws may, in certain jurisdictions, result in a restructuring of the debt without the Fund’s consent under the “cramdown” provisions of applicable insolvency laws and may also result in a discharge of all or part of the debt without payment to the Fund.
Security interests held by creditors are closely scrutinized and frequently challenged in bankruptcy proceedings and may be invalidated for a variety of reasons. For example, security interests may be set aside because, as a technical matter, they have not been perfected properly under applicable law. If a security interest is invalidated, the secured creditor loses the value of the collateral and because loss of the secured status causes the claim to be treated as an unsecured claim, the holder of such claim will be more likely to experience a significant loss of its investment. There can be no assurance that the security interests securing the Fund’s claims will not be challenged vigorously and found defective in some respect, or that the Fund will be able to prevail against the challenge. As such, investments in issuers involved in such proceedings could subject the Fund to certain additional potential liabilities that may exceed the value of the Fund’s original investment therein.
Moreover, under applicable bankruptcy law, debt may be disallowed or subordinated to the claims of other creditors if the creditor is found guilty of certain inequitable conduct resulting in harm to other parties with respect to the affairs of a company or other issuer filing for protection from creditors. In addition, creditors’ claims may be treated as equity if they are deemed to be contributions to capital, or if a creditor attempts to control the outcome of the business affairs of an issuer prior to its filing under such laws. If a creditor is found to have interfered with an issuer’s affairs to the detriment of other creditors or shareholders, the creditor may be held liable for damages to injured parties. There can be no assurance that claims for equitable subordination or creditor liability will not be asserted with respect to the Fund’s portfolio investments.
While the challenges to liens and debt normally occur in a bankruptcy proceeding, the conditions or conduct that would lead to an attack in a bankruptcy proceeding could in certain circumstances result in actions brought by other creditors of the debtor, shareholders of the debtor or even the debtor itself in other U.S. state or U.S. federal proceedings, including pursuant to state fraudulent transfer laws. As is the case in a bankruptcy proceeding, there can be no assurance that such claims will not be asserted or that the Fund will be able successfully to defend against them. To the extent that the Fund assumes an active role in any legal proceeding involving the debtor, the Fund may be prevented from disposing of securities issued by the debtor due to the Fund’s possession of material, non-public information concerning the debtor.

U.S. bankruptcy law permits the classification of “substantially similar” claims in determining the classification of claims in a reorganization for purpose of voting on a plan of reorganization. Because the standard for classification is vague, there exists a significant risk that the Fund’s influence with respect to a class of claims can be lost by the inflation of the number and the amount of claims in, or other gerrymandering of, the class. In addition, certain administrative costs and claims that have priority by law over the claims of certain creditors (for example, claims for taxes) may be quite high.
The insolvency of a portfolio company and related proceedings may have a materially adverse effect on the performance of the Fund.
If a court in a lawsuit brought by a creditor or representative of creditors (such as a trustee in bankruptcy) of a portfolio company were to find that:
(a)    the portfolio company did not receive fair consideration or reasonably equivalent value for incurring the indebtedness evidenced by the securities that the company issued to the Fund and
(b)    after giving effect to such indebtedness and the use of the proceeds thereof, the portfolio company
(i)    was insolvent,
(ii)    was engaged in a business for which its remaining assets constituted unreasonably small capital or
(iii)    intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could
1.    invalidate, in whole or in part, such indebtedness as a fraudulent conveyance,
2.    subordinate such indebtedness to existing or future creditors of the obligor or
3.    recover amounts previously paid by the portfolio company to the Fund and/or proceeds with respect to such securities previously applied by the Fund, in each case, in satisfaction of such indebtedness.
In addition, upon the insolvency of a portfolio company, payments that such portfolio company made to the Fund may be subject to avoidance, cancellation and/or clawback as a “preference” if made within a certain period of time (which may be as long as two years) before insolvency. There can be no assurance as to what standard a court would apply in order to determine whether the company was “insolvent” or that, regardless of the method of valuation, a court would not determine that the company was “insolvent,” in each case, after giving effect to the indebtedness evidenced by the securities held by the Fund and the use of the proceeds thereof.
In general, if payments are voidable, whether as fraudulent conveyances, extortionate transactions or preferences, such payments may be recaptured either from the initial recipient (such as the Fund) or from subsequent transferees of such payments, including the shareholders. To the extent that any such amounts are recaptured from the Fund, there may be a materially adverse effect on the performance of the Fund.
The above discussion is based upon U.S. federal and state laws. Insofar as investments that are obligations of non-U.S. obligors are concerned, the laws of non-U.S. jurisdictions may provide for avoidance remedies under factual circumstances similar to those described above, with consequences that may or may not be analogous to those described above under U.S. federal and state laws.
The Fund may invest in portfolio companies whose capital structures may have significant leverage, which may impair these companies’ ability to finance their future operations and capital needs.
While investments in leveraged companies offer the potential opportunity for capital appreciation, such investments also involve a higher degree of risk as a result of recessions, operating problems and other general business and economic risks that may have a more pronounced effect on the profitability or survival of such companies. Such investments are inherently more sensitive to declines in revenues, competitive pressures and increases in expenses. Moreover, rising interest rates may significantly increase portfolio companies’ interest expense, causing losses and/or the inability to service debt levels. Leverage magnifies gains and losses attributable to other investment policies and practices, such as investing in below investment grade instruments. If a portfolio company cannot generate adequate cash flow to meet debt obligations, the portfolio company may default on its loan agreements or be forced into bankruptcy resulting in a restructuring of the company’s capital structure or liquidation of the company, and the Fund may suffer a partial or total loss of capital invested in the portfolio company. Furthermore, to the extent companies in which the Fund has invested become insolvent, the Fund may determine, in cooperation with other debt holders or on its own, to engage, at the Fund’s expense in whole or in part, counsel and other advisors in connection therewith. In addition to leverage in the capital structure of portfolio companies, the Fund may incur leverage.
We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares less attractive to investors.
We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of:
(a)    the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and
(b)    the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we will rely on some or all of these exemptions.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.
Failure of the U.S. federal government to manage its fiscal matters or to raise or further suspend the debt ceiling, and changes in the amount of federal debt, may negatively impact the economic environment and adversely impact our results of operations.

The U.S. federal government has established a limit on the level of federal debt that the U.S. federal government can have outstanding, often referred to as the debt ceiling. The U.S. Congress has authority to raise or suspend the debt ceiling and to approve the funding of U.S. federal government operations within the debt ceiling, and has done both frequently in the past, often on a relatively short-term basis. On January 19, 2023, the U.S. reached its borrowing limit and currently faces risk of defaulting on its debt. Generally, if effective legislation to manage the level of federal debt is not enacted and the debt ceiling is reached in any given year, the federal government may suspend its investments for certain government accounts, among other available options, in order to prioritize payments on its obligations. It is anticipated that the U.S. federal government will be able to fund its operations through approximately mid-2023. However, contention among policymakers, among other factors, may hinder the enactment of policies to further increase the borrowing limit or address its debt balance timely. A failure by the U.S. Congress to raise the debt limit would increase the risk of default by the U.S. on its obligations, the risk of a lowering of the U.S. federal government’s credit rating, and the risk of other economic dislocations. Such a failure, or the perceived risk of such a failure, could consequently have a material adverse effect on the financial markets and economic conditions in the U.S. and globally. If economic conditions severely deteriorate as a result of U.S. federal government fiscal gridlock, our operations, or those of our portfolio companies, could be affected, which may adversely impact our financial condition and results of operations.

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Trustees. Decreases in the market value or fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.
Terrorist attacks, acts of war, global health emergencies or natural disasters may adversely affect our operations.
Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies or natural disasters are generally uninsurable.
The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.
On February 24, 2022, President Putin commenced a full-scale invasion of Russia’s pre-positioned forces into Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia on certain businesses and individuals. This invasion has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. Furthermore, the conflict between the two nations and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Fund and the performance of its investments or operations, and the ability of the Fund to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in Russia or Ukraine, they may have adverse consequences related to the ongoing conflict.
Force Majeure events may adversely affect our operations.
The Fund may be affected by force majeure events (e.g., acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, nationalization of industry and labor strikes). Force majeure events could adversely affect the ability of the Fund or a counterparty to perform its obligations. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by the Fund. Certain force majeure events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting the Fund. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control, could result in a loss to the Fund if an investment is affected, and any compensation provided by the relevant government may not be adequate.
COVID-19 is expected to continue to have, and other public health emergencies may have a materially adverse impact on our financial condition and results of operations.
The global impact of the novel coronavirus (“COVID-19”) outbreak continues to evolve. Precautionary measures have created significant disruption in the global public and private markets, supply chains and economic activity and have had a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries. It is expected that many countries will continue to encounter issues with respect to the distribution, uptake and efficacy of COVID-19 vaccines and treatments. The full impact of the pandemic, including a global, regional or other economic recession (which some financial experts opine have already arrived), is still uncertain and difficult to assess.
Any public health emergency, including any outbreak of COVID-19, SARS, Monkeypox, H1N1/09 flu, avian flu, other coronavirus, Ebola or other existing or new epidemic diseases, or the threat thereof, could negatively impact the Fund and its portfolio companies and could meaningfully affect the Fund’s ability to fulfill its investment objectives. In particular, recipients should note that the performance information presented herein should not be relied upon. Certain updated valuations used to calculate the performance of the Fund and other Angelo Gordon products may be lower than those reflected herein and in certain cases, materially so. Accordingly, correspondingly qualified considerations should be attached to the valuation and performance information included herein.
The extent of the impact of any public health emergency on the Fund’s and its portfolio companies’ operational and financial performance will depend on many factors, including but not limited to the duration and scope of such public health emergency, the extent of any related travel advisories and voluntary or mandatory government restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and spending levels, the extent of government support and levels of economic activity, the impact of labor market interruptions, and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. For this reason, valuations in this environment are subject to heightened uncertainty and subject to numerous subjective judgments, any or all of which could turn out to be incorrect with the benefit of hindsight. Furthermore, traditional valuation approaches that have been used historically may need to be modified in order to effectively capture fair value in the midst of significant volatility or market dislocation. The effects of a public health emergency may negatively impact the value and performance of the Fund’s portfolio companies, the Fund’s ability to source, manage and divest investments (including but not limited to circumstances where potential transactions are already signed but not closed) and the Fund’s ability to achieve its investment objectives, all of which could result in significant losses to the Fund.
In connection with the impacts of any such future public health crisis, the Fund is expected to incur heightened legal expenses which could similarly have an adverse impact to the Fund’s returns. For example, but not by limitation, the Fund or portfolio companies may be subject to heightened litigation and its resulting costs, which costs may be significant and are expected to be borne by the Fund and/or its portfolio companies. There is also a heightened risk of cyber and other security vulnerabilities during the current public health emergency and any future one, which could result in adverse effects to the Fund or the portfolio companies in the form of economic harm, data loss or other negative outcomes.
Governmental intervention in the financial markets may increase volatility.
In response to a recession, economic slowdown or financial market instability, governments and regulators may choose to intervene by implementing austerity measures and reforms, as seen in the 2007-2008 global financial crisis. There is no guarantee a government or regulatory intervention will have the desired effect and any such intervention may result in social unrest, limit future growth and economic recovery or have unintended consequences. Additionally, such interventions have sometimes been unclear in scope and application, resulting in confusion and uncertainty which in itself has been detrimental to the efficient functioning of financial markets. It is impossible to predict with certainty what temporary or permanent governmental restrictions may be imposed on the markets in the future and/or the effect of such restrictions on the Advisers’ ability to implement the Fund’s investment objective, the European or global economy or the global securities market. Instability in the global financial markets or government intervention may increase the volatility of the Fund and hence the risk of loss to the value of a shareholder’s investment.
The current period of capital markets disruption and economic uncertainty may make it difficult to obtain indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.
Current market conditions may make it difficult to obtain indebtedness and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently expect to experience, including being at a higher cost in rising rate environments. If we are unable to raise debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make commitments. An inability to obtain indebtedness could have a material adverse effect on our business, financial condition or results of operations.
We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information.
Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Angelo Gordon and its affiliates and portfolio companies’ and service providers’ information and technology systems may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, or usage errors by their respective professionals or service providers. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to shareholders (and their beneficial owners) and material non-public information. Although Angelo Gordon has implemented, and portfolio companies and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Angelo Gordon does not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Angelo Gordon, its affiliates, the Fund, the shareholders and/or a portfolio company, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in Angelo Gordon’s, its affiliates’, the Fund’s and/or a portfolio company’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders (and their beneficial owners), material non-public information and the intellectual property and trade secrets and other sensitive information of Angelo Gordon and/or portfolio companies. Angelo Gordon, the Fund and/or a portfolio company could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance.
We may not be able to obtain all required state licenses or in any other jurisdiction where they may be required in the future.
We may be required to obtain various state licenses in order to, among other things, originate commercial loans, and may be required to obtain similar licenses from other authorities, including outside of the United States, in the future in connection with one or more investments. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.
Risks related to the transition away from LIBOR.
Although we do not intend to lend at rates based on the London Interbank Offered Rate (“LIBOR”), we may purchase loans on the secondary market that continue to use LIBOR. While many LIBOR rates were phased out at the end of 2021, a selection of widely used U.S.-dollar LIBOR rates will continue to be published until June 2023. On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts that mature after June 30, 2023 which do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for LIBOR-based instruments in the U.S.), the transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that currently rely on LIBOR and may result in a reduction in the value of certain instruments held by the Fund. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate. In many cases, the nominated replacements, as well as other potential replacements, are not complete or ready to implement and require margin adjustments. There is currently no final consensus as to which benchmark rate(s) (along with any adjustment and/or permutation thereof) will replace all or any LIBOR tenors after the discontinuation thereof and there can be no assurance that any such replacement benchmark rate(s) will attain market acceptance.

We are subject to risks related to corporate social responsibility.
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Regional and investor-specific sentiment may differ in what constitutes a material positive or negative ESG factor. There is no guarantee that our ESG practices will uniformly fit every investor’s definition of best practices for all ESG considerations across geographies and investor types. Additionally, new regulatory initiatives related to ESG could adversely affect our business.
Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital in our continuous offering, which would harm our ability to achieve our investment objectives.
As of June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on broker- dealers participating in our continuous offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend our continuous offering to retail customers. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonable alternatives in the best interests of their clients. Reasonable alternatives to the Fund, such as listed entities, exist and may have lower expenses, less complexity and/or lower investment risk than the Fund. Certain investments in listed entities may involve lower or no commissions at the time of initial purchase. Under Regulation Best Interest, broker-dealers participating in our continuous offering must consider such alternatives in the best interests of their clients. If Regulation Best Interest reduces our ability to raise capital in our continuous offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objectives and would result in our fixed operating costs representing a larger percentage of our gross income.
Our Declaration of Trust includes exclusive forum and jury trial waiver provisions that could limit a shareholder’s ability to bring a claim or, if such provisions are deemed inapplicable or unenforceable by a court, may cause the Fund to incur additional costs associated with such action.
Our Declaration of Trust provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Fund, (ii) any action asserting a claim of breach of a duty owed by any Trustee, officer or other agent of the Fund to the Fund or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of Title 12 of the Delaware Code, Delaware statutory or common law, our Declaration of Trust, or (iv) any action asserting a claim governed by the internal affairs doctrine (for the avoidance of doubt, including any claims brought to interpret, apply or enforce the securities or antifraud laws of any international, national, state, provincial, territorial, local or other governmental or regulatory authority, including, in each case, the applicable rules and regulations promulgated thereunder) shall be the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction. In addition, our Declaration of Trust provides that no shareholder may maintain a derivative action on behalf of the Fund unless holders of at least ten percent (10%) of the outstanding shares join in the bringing of such action. These provisions of our Declaration of Trust may make it more difficult for shareholders to bring a derivative action than a company without such provisions.
Our Declaration of Trust also includes an irrevocable waiver of the right to trial by jury in all such claims, suits, actions and proceedings. Any person purchasing or otherwise acquiring any of our Common Shares shall be deemed to have notice of and to have consented to these provisions of our Declaration of Trust. These provisions may limit a shareholder’s ability to bring a claim in a judicial forum or in a manner that it finds favorable for disputes with the Fund or the Fund’s Trustees or officers, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provision or the jury trial waiver provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions or in other manners, which could have a material adverse effect on our business, financial condition and results of operations.
Notwithstanding any of the foregoing, neither we nor any of our investors are permitted to waive compliance with any provision of the U.S. federal securities laws and the rules and regulations promulgated thereunder.

Risks Related to an Investment in the Common Shares
We may have difficulty paying distributions and the tax character of any distributions is uncertain.
We generally intend to distribute substantially all of our available earnings annually by paying distributions on a monthly basis, as determined by the Board of Trustees in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions (particularly during the early stages of our operations) or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, if we enter into a credit facility or any other borrowing facility, for so long as such facility is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.
Furthermore, the tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year may not finally be determined until after the end of that taxable year. We may make distributions during a taxable year that exceed our investment company taxable income and net capital gains for that taxable year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a shareholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from borrowings or sources other than cash flow from operations in anticipation of future cash flow. Any such distributions may constitute a return of shareholders’ capital, which would lower such shareholders’ tax basis in our shares and may result in increased tax liability to shareholders when they sell such shares.
Shareholders may experience dilution.
All distributions declared in cash payable to shareholders that are participants in our DRIP will generally be automatically reinvested in our Common Shares. As a result, shareholders that do not participate in our DRIP may experience dilution over time.
Holders of our Common Shares will not have preemptive rights to any shares we issue in the future. Our charter allows us to issue an unlimited number of Common Shares. Our Board of Trustees may elect, without shareholder approval, to:
(1)    sell additional shares in this or future public offerings;
(2)    issue Common Shares or interests in any of our subsidiaries in private offerings;
(3)    issue Common Shares upon the exercise of the options we may grant to our Independent Trustees or future employees; or
(4)    subject to applicable law, issue Common Shares in payment of an outstanding obligation to pay fees for services rendered to us.
Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our subsidiaries.
Investing in our shares involves a high degree of risk.
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and there can be no assurance that the Fund’s investment strategy will produce favorable returns, due to the risks and uncertainties described herein, among others. Prospective investors must be prepared to bear capital losses that might result from an investment in the Fund, including a complete loss of the prospective investor’s investment and, therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.
The NAV of our shares may fluctuate significantly.
The NAV and liquidity, if any, of the market for our shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•    changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•    loss of RIC or BDC status;
•    changes in earnings or variations in operating results;
•    changes in the value of our portfolio of investments;
•    changes in accounting guidelines governing valuation of our investments;
•    any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•    departure of either of our Adviser or certain of its respective key personnel;
•    general economic trends and other external factors; and
•    loss of a major funding source.

Provisions of our Declaration of Trust and bylaws could deter takeover attempts.

Pursuant to our Declaration of Trust and bylaws, as amended, our Board of Trustees is divided into three classes of trustees. Each class consists, as nearly as possible, of one-third of the total number of Trustees, and each class has a three-year term. Our classified board could have the effect of making the replacement of incumbent Trustees more time consuming and difficult. Because our Trustees may be removed (i) by a majority of the remaining Trustees (or in the case of the removal of an Independent Trustee, a majority of the remaining Independent Trustees) but only for cause or (ii) upon a vote by the holders of more than fifty percent (50%) of our outstanding shares entitled to vote with or without cause, at least two annual meetings of shareholders, instead of one, will generally be required to effect a change in a majority of our Board of Trustees. Thus, our classified board could increase the likelihood that incumbent Trustees will retain their positions. The staggered terms of Trustees may delay, defer or prevent a tender offer by a third party or an attempt to change control of us or another transaction that might involve a premium price for our common shares that might be in the best interest of our shareholders.

Risks Related to Our Investments
Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.
Our investments may be risky and there is no limit on the amount of any such investments in which we may invest. In addition, investment analyses and decisions by the Fund and the Adviser will often be undertaken on an expedited basis in order for the Fund to take advantage of investment opportunities. In such cases, the information available to the Fund and the Adviser at the time of an investment decision may be limited, and the Fund and the Adviser may not have access to the detailed information necessary for a full evaluation of the investment opportunity. In addition, the financial information available to the Fund and the Adviser may not be accurate or provided based upon accepted accounting methods. The Fund and the Adviser will rely upon independent consultants or advisors in connection with the evaluation of proposed investments. There can be no assurance that these consultants or advisors will accurately evaluate such investments.
Risk Associated with Unspecified Transactions; No Assurance of Investment Return.
Investors will be relying on the ability of the Adviser to source, negotiate, consummate and syndicate Fund originated loans (each, a “loan” and, together with other portfolio investments, the “portfolio investments”) using the investments of shareholders, and there is no assurance that the Adviser will find a sufficient number of attractive opportunities to meet the Fund’s investment objectives or that the Fund will be able to make and realize its investment objective. The realizable value of a highly illiquid investment, at any given time, may be less than its intrinsic value. In addition, certain types of investments held by the Fund may require a substantial length of time to liquidate. Furthermore, to the extent the investment strategy of the Fund relies upon a certain set of market and economic conditions and such conditions do not materialize for an extended period of time, the Fund may not be able to invest a significant portion of the proceeds. There can be no assurance that the Fund will be able to generate returns for its investors or that the returns will be commensurate with the risks of investing in the type of portfolio investments and transactions described herein.
Any information included in any of the Fund’s marketing materials regarding targeted returns for the Fund is provided as an indicator as to how the Fund will be managed and is not intended to be viewed as an indicator of likely performance returns to investors in the Fund. Any targeted return information is based upon projections, estimates and assumptions that a potential investment will yield a return equal to or greater than the target. Accordingly, there can be no assurance that the Fund’s projections, estimates or assumptions will be realized or that the Adviser will be successful in finding investment opportunities that meet these anticipated return parameters.
Debt Instruments Generally. The Fund will invest in debt and credit-related instruments. Such debt may be unsecured and structurally or contractually subordinated to substantial amounts of senior indebtedness, all or a significant portion of which may be secured. Moreover, such debt investments may not be protected by financial covenants or limitations upon additional indebtedness and there is no minimum credit rating for such debt investments. Other factors may materially and adversely affect the market price and yield of such debt investments, including investor demand, changes in the financial condition of the applicable issuer, government fiscal policy and domestic or worldwide economic conditions. Certain debt instruments in which the Fund may invest may have speculative characteristics.
Generally, speculative investment securities offer a higher return potential than higher-rated securities, but involve greater volatility of price and greater risk of loss of income and principal. The issuers of such instruments (including sovereign issuers) may face significant ongoing uncertainties and exposure to adverse conditions that may undermine the issuer’s ability to make timely payment of interest and principal. Such instruments are regarded as predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, an economic recession could severely disrupt the market for most of these instruments and may have an adverse impact on the value of such instruments. It also is likely that any such economic downturn could adversely affect the ability of the issuers of such instruments to repay principal and pay interest thereon and increase the incidence of default for such instruments.
Loans Risk. The loans that the Fund may invest in include loans that are first lien, second lien or that are unsecured. In addition, the loans the Fund will invest in will usually be rated below investment grade or may also be unrated (known as “junk” loans). Loans are subject to a number of risks described elsewhere in this Annual Report, including credit risk, liquidity risk, below investment grade instruments risk and management risk.
Although certain loans in which the Fund may invest will be secured by collateral, there can be no assurance that such collateral could be readily liquidated or that the liquidation of such collateral would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal. In the event of the bankruptcy or insolvency of a borrower, the Fund could experience delays or limitations with respect to its ability to realize the benefits of the collateral securing a loan. In the event of a decline in the value of the already pledged collateral, if the terms of a loan do not require the borrower to pledge additional collateral, the Fund will be exposed to the risk that the value of the collateral will not at all times equal or exceed the amount of the borrower’s obligations under the loans. To the extent that a loan is collateralized by stock in the borrower or its subsidiaries, such stock may lose some or all of its value in the event of the bankruptcy or insolvency of the borrower. Those loans that are under-collateralized involve a greater risk of loss.
Further, there is a risk that any collateral pledged by portfolio companies in which the Fund has taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent the Fund’s debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, the Fund’s security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien debt is paid. Consequently, the fact that debt is secured does not guarantee that the Fund will receive principal and interest payments according to the debt’s terms, or at all, or that the Fund will be able to collect on the debt should it be forced to enforce remedies.
Loans are not registered with the SEC, or any state securities commission, and are not listed on any national securities exchange. There is less readily available or reliable information about most loans than is the case for many other types of securities, including securities issued in transactions registered under the Securities Act or registered under the Exchange Act. No active trading market may exist for some loans, and some loans may be subject to restrictions on resale. A secondary market may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods, which may impair the ability to realize full value and thus cause a material decline in the Fund’s NAV. In addition, the Fund may not be able to readily dispose of its loans at prices that approximate those at which the Fund could sell such loans if they were more widely-traded and, as a result of such illiquidity, the Fund may have to sell other investments or engage in borrowing transactions if necessary to raise cash to meet its obligations. During periods of limited supply and liquidity of loans, the Fund’s yield may be lower.
Some loans are subject to the risk that a court, pursuant to fraudulent conveyance or other similar laws, could subordinate the loans to presently existing or future indebtedness of the borrower or take other action detrimental to lenders, including the Fund. Such court action could under certain circumstances include invalidation of loans.
If legislation of state or federal regulations impose additional requirements or restrictions on the ability of financial institutions to make loans, the availability of loans for investment by the Fund may be adversely affected. In addition, such requirements or restrictions could reduce or eliminate sources of financing for certain borrowers. This would increase the risk of default.
If legislation or federal or state regulations require financial institutions to increase their capital requirements this may cause financial institutions to dispose of loans that are considered highly levered transactions. Such sales could result in prices that, in the opinion of the Adviser, do not represent fair value. If the Fund attempts to sell a loan at a time when a financial institution is engaging in such a sale, the price the Fund could get for the loan may be adversely affected.
The Fund may acquire loans through assignments or participations. The Fund will typically acquire loans through assignment. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, the purchaser’s rights can be more restricted than those of the assigning institution, and the Fund may not be able to unilaterally enforce all rights and remedies under the loan and with regard to any associated collateral.
A participation typically results in a contractual relationship only with the institution selling the participation interest, not with the borrower. Sellers of participations typically include banks, broker-dealers, other financial institutions and lending institutions. Certain participation agreements also include the option to convert the participation to a full assignment under agreed upon circumstances.
In purchasing participations, the Fund generally will have no right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and the Fund may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, the Fund will be exposed to the credit risk of both the borrower and the institution selling the participation. Further, in purchasing participations in lending syndicates, the Fund will not be able to conduct the due diligence on the borrower or the quality of the loan with respect to which it is buying a participation that the Fund would otherwise conduct if it were investing directly in the loan, which may result in the Fund being exposed to greater credit or fraud risk with respect to the borrower or the loan than the Fund expected when initially purchasing the participation.
The Fund also may originate loans or acquire loans by participating in the initial issuance of the loan as part of a syndicate of banks and financial institutions, or receive its interest in a loan directly from the borrower.
Loan Origination. The Adviser will originate loans on behalf of the Fund. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies, particularly companies experiencing significant business and financial difficulties, is high. There can be no assurance that the Adviser and the Fund will correctly evaluate the value of the assets collateralizing these loans or the prospects for successful repayment or a successful reorganization or similar action.
In accordance with Angelo Gordon’s co-investment exemptive order, the Fund’s ability to acquire loans could be dependent on the existence and performance of Angelo Gordon’s origination platform, which includes other fund’s managed by Angelo Gordon and enables Angelo Gordon to commit in size to multiple deals. Therefore, a decrease in Angelo Gordon’s origination platform or its inability to acquire investments suitable for the Fund could reduce or possibly eliminate the ability of the Fund to participate in certain loans within the Fund’s investment objective and would have a material adverse effect on the Fund’s performance. Other Angelo Gordon funds could be subject to certain restrictions on the types of investments they can make, and such restrictions may in effect limit the types of investments the Fund could make to the extent that the Fund is dependent on Angelo Gordon’s origination platform.
Loan origination involves a number of particular risks that may not exist in the case of secondary debt purchases. Angelo Gordon may have to rely more on its own resources to conduct due diligence of the borrower, and such borrower may in some circumstances present a higher credit risk and/or could not obtain debt financing in the syndicated markets. As a result, the diligence is likely to be more limited than the diligence conducted for a broadly syndicated transaction involving an underwriter. Loan origination may also involve additional regulatory risks given licensing requirements for certain types of lending in some jurisdictions, and the scope of these regulatory requirements (and certain permitted exemptions) may vary from jurisdiction to jurisdiction and may change from time to time. In addition, in originating loans, the Fund will compete with a broad spectrum of lenders, some of which may have greater financial resources than the Fund, and some of which may be willing to lend money on better terms (from a borrower’s standpoint) than the Fund. Increased competition for, or a diminution in the available supply of, qualifying loans may result in lower yields on such loans, which could reduce returns to the Fund. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies, particularly companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Adviser will correctly evaluate the value of the assets collateralizing these loans or the prospects for successful repayment or a successful reorganization or similar action.
Given that the Fund intends to engage in originating, lending and/or servicing loans, the Fund may therefore also be subject to state and federal regulation, borrower disclosure requirements, limits on fees and interest rates on some loans, state lender licensing requirements and other regulatory requirements in the conduct of its business as they pertain to such transactions. The Fund may also be subject to consumer disclosures and substantive requirements on consumer loan terms and other federal regulatory requirements applicable to consumer lending that are administered by the Consumer Financial Protection Bureau and other applicable regulatory authorities. These state and federal regulatory programs are designed to protect borrowers.
Senior Loans. The investment objective of the Fund includes investing in senior secured loans. As such, the assets of the Fund may include first lien senior secured debt and may also include selected second lien senior secured debt, the latter of which involves a higher degree of risk of a loss of capital.
The factors affecting an issuer’s first and second lien loans, and its overall capital structure, are complex. Some first lien loans may not necessarily have priority over all other unsecured debt of an issuer. For example, some first lien loans may permit other secured obligations (such as overdrafts, swaps or other derivatives made available by members of the syndicate to the company), or involve first liens only on specified assets of an issuer (e.g., excluding real estate). Issuers of first lien loans may have multiple tranches of first lien debt outstanding, each with first liens on separate collateral, or may share first liens on the same collateral. Furthermore, liens with respect to primarily U.S. financings generally only cover U.S. assets, and non-U.S. assets are not included (other than, for example, where a borrower pledges a portion of the stock of first-tier non-U.S. subsidiaries). In the event of Chapter 11 filing by an issuer, the U.S. Bankruptcy Code authorizes the issuer to use a creditor’s collateral and to obtain additional credit by grant of a prior lien on its property, senior even to liens that were first in priority prior to the filing, as long as the issuer provides what the presiding bankruptcy judge considers to be “adequate protection,” which may, but need not always, consist of the grant of replacement or additional liens or the making of cash payments to the affected secured creditor. The imposition of prior liens on the Fund’s collateral would adversely affect the priority of the liens and claims held by the Fund and could adversely affect the Fund’s recovery on its leveraged loans.
Any secured debt is secured only to the extent of its lien and only to the extent of the value of underlying assets or incremental proceeds on already secured assets. Moreover, underlying assets are subject to credit, liquidity, and interest rate risk. Although the amount and characteristics of the underlying assets selected as collateral may allow the Fund to withstand certain assumed deficiencies in payments occasioned by the borrower’s default, if any deficiencies exceed such assumed levels or if underlying assets are sold, it is possible that the proceeds of such sale or disposition will not be sufficient to satisfy the amount of principal and interest owing to the Fund in respect of its investment.
Senior secured credit facilities are generally syndicated to a number of different financial market participants. The documentation governing such facilities typically requires either a majority consent or, in certain cases, unanimous approval for certain actions in respect of the credit, such as waivers, amendments, or the exercise of remedies. In addition, voting to accept or reject the terms of a restructuring of a credit pursuant to a Chapter 11 plan of reorganization is done on a class basis. As a result of these voting regimes, the Fund may not have the ability to control any decision in respect of any amendment, waiver, exercise of remedies, restructuring or reorganization of debts owed to the Fund.
Senior secured loans are also subject to other risks, including:
(i)    the possible invalidation of a debt or lien as a “fraudulent conveyance”;
(ii)    the recovery as a “preference” of liens perfected or payments made on account of a debt in the 90 days before a bankruptcy filing;
(iii)    equitable subordination claims by other creditors;
(iv)    “lender liability” claims by the portfolio company of the obligations; and
(v)    environmental and/or other liabilities that may arise with respect to collateral securing the obligations.
Decisions in bankruptcy cases have held that a secondary loan market assignee can be denied a recovery from the debtor in a bankruptcy if a prior holder of the loans either received and does not return a preference or fraudulent conveyance, or if such prior holder engaged in conduct that would qualify for equitable subordination.
The Fund’s investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions that, in each case, could result in the portfolio company repaying the principal on an obligation held by the Fund earlier than expected. As a consequence, the Fund’s ability to achieve its investment objective may be adversely affected.
These risks are magnified for stretch senior loans. Stretch senior loans are senior loans that have a greater loan-to-value ratio than traditional senior loans and typically carry a higher interest rate to compensate for the additional risk. Because stretch senior loans have a greater loan-to-value ratio, there is potentially less over-collateralization available to cover the entire principal of the stretch senior loan.
Equity Investments. We may make investments in common and other equity securities. Although common stock has historically generated higher average total returns than fixed income securities over the long term, common stock also has experienced significantly more volatility in those returns. The equity securities we acquire may fail to appreciate and may decline in value or become worthless, and our ability to recover our investment will depend on our portfolio company’s success. Investments in equity securities involve a number of significant risks. While there are many types of equity securities, prices of all equity securities will fluctuate. Any equity investment we make in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness (including trade creditors) or other senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process. To the extent that the portfolio company requires additional capital and is unable to obtain it, we may not recover our investment. In some cases, equity securities in which we invest will not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of the portfolio company.
We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to the exceptions set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act and, to the extent we so invest, will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the management fee and incentive fee to the Adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common shareholders will bear his or her share of the management fee and incentive fee due to the Adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

Preferred Securities. Investments in preferred securities involve certain risks. Certain preferred securities contain provisions that allow an issuer under certain conditions to skip or defer distributions. If the Fund owns a preferred security that is deferring its distribution, the Fund may be required to include the amount of the deferred distribution in its taxable income for tax purposes although it does not currently receive such amount in cash. In order to receive the special treatment accorded to RICs and their shareholders under the Code and to avoid U.S. federal income and/or excise taxes at the Fund level, the Fund may be required to distribute this income to shareholders in the tax year in which the income is recognized (without a corresponding receipt of cash). Therefore, the Fund may be required to pay out as an income distribution in any such tax year an amount greater than the total amount of cash income the Fund actually received, and to sell portfolio securities, including at potentially disadvantageous times or prices, to obtain cash needed for these income distributions. Preferred securities often are subject to legal provisions that allow for redemption in the event of certain tax or legal changes or at the issuer’s call. In the event of redemption, the Fund may not be able to reinvest the proceeds at comparable rates of return. Preferred securities are subordinated to bonds and other debt securities in an issuer’s capital structure in terms of priority for corporate income and liquidation payments, and therefore will be subject to greater credit risk than those debt securities. Preferred securities may trade less frequently and in a more limited volume and may be subject to more abrupt or erratic price movements than many other securities, such as common stocks, corporate debt securities and U.S. government securities.
Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidence of ownership of such securities usually is held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions, which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to shareholders located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.
Subordinated Debt. Our subordinated debt investments will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income. Because we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.
Below Investment Grade Risk. In addition, we intend to invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. The major risks of below investment grade securities include:
•    Below investment grade securities may be issued by less creditworthy issuers. Issuers of below investment grade securities may have a larger amount of outstanding debt relative to their assets than issuers of investment grade securities. In the event of an issuer’s bankruptcy, claims of other creditors may have priority over the claims of holders of below investment grade securities, leaving few or no assets available to repay holders of below investment grade securities.
•    Prices of below investment grade securities are subject to extreme price fluctuations. Adverse changes in an issuer’s industry and general economic conditions may have a greater impact on the prices of below investment grade securities than on other higher-rated fixed-income securities.
•    Issuers of below investment grade securities may be unable to meet their interest or principal payment obligations because of an economic downturn, specific issuer developments or the unavailability of additional financing.
•    Below investment grade securities frequently have redemption features that permit an issuer to repurchase the security from us before it matures. If the issuer redeems below investment grade securities, we may have to invest the proceeds in securities with lower yields and may lose income.

•    Below investment grade securities may be less liquid than higher-rated fixed-income securities, even under normal economic conditions. There are fewer dealers in the below investment grade securities market, and there may be significant differences in the prices quoted by the dealers. Judgment may play a greater role in valuing these securities and we may be unable to sell these securities at an advantageous time or price.
•    We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting issuer.
The credit rating of a high-yield security does not necessarily address its market value risk. Ratings and market value may change from time to time, positively or negatively, to reflect new developments regarding the issuer.
Junior, Unsecured Securities. Our strategy may entail acquiring securities that are junior or unsecured instruments. While this approach can facilitate obtaining control and then adding value through active management, it also means that certain of the Fund’s investments may be unsecured. If a portfolio company becomes financially distressed or insolvent and does not successfully reorganize, we will have no assurance (compared to those distressed securities investors that acquire only fully collateralized positions) that we will recover any of the principal that we have invested. Similarly, investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should it be forced to enforce its remedies.
While such junior or unsecured investments may benefit from the same or similar financial and other covenants as those enjoyed by the indebtedness ranking more senior to such investments and may benefit from cross-default provisions and security over the issuer’s assets, some or all of such terms may not be part of particular investments. Moreover, our ability to influence an issuer’s affairs, especially during periods of financial distress or following insolvency, is likely to be substantially less than that of senior creditors. For example, under typical subordination terms, senior creditors are able to block the acceleration of the junior debt or the exercise by junior debt holders of other rights they may have as creditors. Accordingly, we may not be able to take steps to protect investments in a timely manner or at all, and there can be no assurance that our rate of return objectives or any particular investment will be achieved. In addition, the debt securities in which we will invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and are not expected to be rated by a credit rating agency.
Early repayments of our investments may have a material adverse effect on our investment objectives. In addition, depending on fluctuations of the equity markets and other factors, warrants and other equity investments may become worthless.
There can be no assurance that attempts to provide downside protection through contractual or structural terms with respect to our investments will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk. Furthermore, we have limited flexibility to negotiate terms when purchasing newly issued investments in connection with a syndication of mezzanine or certain other junior or subordinated investments or in the secondary market.
“Covenant-lite” Obligations. We may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack certain financial maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower, as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Should a loan we hold begin to deteriorate in quality, our ability to negotiate with the borrower may be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This may in turn delay our ability to seek to recover its investment.
Bridge Financings. From time to time, we may lend to portfolio companies on a short-term, unsecured basis or otherwise invest on an interim basis in portfolio companies in anticipation of a future issuance of equity or long-term debt securities or other refinancing or syndication. Such bridge loans would typically be convertible into a more permanent, long-term security; however, for reasons not always in the Fund’s control, such long-term securities issuance or other refinancing or syndication may not occur and such bridge loans and interim investments may remain outstanding. In such event, the interest rate on such loans or the terms of such interim investments may not adequately reflect the risk associated with the position taken by the Fund.

Distressed Investments; Restructurings. The Fund may make investments in companies that subsequently become distressed (e.g., defaulted, out-of-favor or distressed bank loans and debt securities). Certain of the Fund’s investments may, therefore, include specific investments in companies that become highly leveraged with significant burdens on cash flow, and, therefore, involve a high degree of financial risk. Portfolio companies may be facing liquidity challenges due to debt maturities, covenant violations, cyclical challenges or imminent bankruptcy, or they need financing in order to exit bankruptcy. The Fund’s investments may be considered speculative and subject to a high degree of risk, and the ability of the relevant portfolio companies to pay their debts on schedule could be adversely affected by interest rate movements, changes in the general economic climate or the economic factors affecting a particular industry, or specific developments within such companies. Investments in companies operating in workout or bankruptcy modes also present additional legal risks, including fraudulent conveyance, voidable preference and equitable subordination risks. The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Adviser will correctly evaluate the value of the assets collateralizing the Fund’s loans or the prospects for a successful reorganization or similar action.
Distressed/Defaulted Securities. The Fund may invest in the securities of companies that subsequently become involved in bankruptcy proceedings, reorganizations or financial restructurings, and that may face pending covenant violations or significant debt maturities. In such a case, the Fund may have a more active participation in the affairs of such portfolio companies than is generally assumed by an investor. Such investments could, in certain circumstances, subject the Fund to certain additional potential liabilities, which may exceed the value of the Fund’s original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. Furthermore, such investments could also subject the Fund to litigation risks or prevent the Fund from disposing of securities. In any reorganization or liquidation proceeding relating to a portfolio company or an investment, the Fund may lose its entire investment, may be required to accept cash or securities with a value less than the Fund’s original investment and/or may be required to accept payment over an extended period of time. In addition, under certain circumstances, payments to the Fund and the related distributions by the Fund to the shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transaction under applicable bankruptcy and insolvency laws. As more fully discussed below, in a bankruptcy or other proceeding, the Fund as a creditor may be unable to enforce its rights in any collateral or may have its security interest in any collateral challenged or disallowed, and its claims may be subordinated to the claims of other creditors.
The market for distressed securities is expected to be less liquid than the market for securities of companies that are not distressed. A substantial length of time may be required to liquidate investments in securities that become distressed. Furthermore, at times, a major portion of an issue of distressed securities may be held by relatively few investors, and the market may be limited to a narrow range of potential counterparties, such as other financial institutions. Under adverse market or economic conditions or in the event of adverse changes in the financial condition of the portfolio companies, the Fund may find it more difficult to sell such securities when the Adviser believes it advisable to do so or may only be able to sell such securities at a loss. The Fund may also find it more difficult to determine the fair market value of distressed securities for the purpose of computing the Fund’s net asset value. In some cases, the Fund may be prohibited by contract from selling investments for a period of time.
Non-Performing Debt. Certain debt instruments that the Fund may invest in may be or become nonperforming and possibly in default. The obligor or relevant guarantor may also be in or enter bankruptcy or liquidation. There can be no assurance as to the amount and timing of payments, if any, with respect to any such debt instruments.
Loans may become non-performing for a variety of reasons and borrowers on loans constituting the Fund’s assets may seek the protection afforded by bankruptcy, insolvency and other debtor relief laws. Upon a bankruptcy filing in a U.S. Bankruptcy Court by an issuer of debt, the U.S. Bankruptcy Code imposes an automatic stay on payments of such issuer’s pre-petition debt. A stay on payments to be made on the assets of the Fund could adversely affect the value of those assets and the Fund itself. Other protections in such proceedings may include forgiveness of debt, the ability to create super-priority liens in favor of certain creditors of the debtor and certain well-defined claims procedures. Non-performing debt obligations may require substantial workout negotiations, restructuring or bankruptcy filings that may entail a substantial reduction in the interest rate, deferral of payments and/or a substantial write-down of the principal of a loan or conversion of some or all of the debt to equity. Insolvency laws may, in certain jurisdictions, result in a restructuring of the debt without the Fund’s consent under the “cramdown” provisions of applicable insolvency laws and may also result in a discharge of all or part of the debt without payment to the Fund. If a portfolio company were to file for Chapter 11 reorganization, the U.S. Bankruptcy Code authorizes the issuer to restructure the terms of repayment of a class of debt, even if the class fails to accept the restructuring, as long as the restructured terms are “fair and equitable” to the class and certain other conditions are met.
Such non-performing instruments or loans may also require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial writedown of principal. It is possible that the Fund may find it necessary or desirable to foreclose on collateral securing one or more loans purchased by the Fund. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Borrowers often resist foreclosure actions, which often prolongs and complicates an already difficult and time-consuming process. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, a borrower may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral assets and may result in disrupting ongoing management of the company. There can be no assurance as to the amount and timing of payments, if any, with respect to any such debt instruments.
Nature of Mezzanine Debt and Other Junior Unsecured Securities. The Fund’s strategy may include acquiring mezzanine debt, which generally will be unrated or have ratings or implied or imputed ratings below investment grade, as well as loans or securities that are junior, unsecured, equity or quasi-equity instruments. Mezzanine debt or securities are generally unsecured and/or subordinated to other obligations of the portfolio company, and tend to have greater credit and liquidity risk than that typically associated with investment grade corporate obligations. The risks associated with mezzanine debt or equity investments include a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions may adversely affect the obligor’s ability to pay principal and interest on its debt. Many obligors on mezzanine debt or equity investments are highly leveraged. As such, specific developments affecting such obligors, such as reduced cash flow from operations or the inability to refinance debt at maturity, may also adversely affect such obligors’ ability to meet debt service obligations. Mezzanine debt or equity instruments are often issued in connection with leveraged acquisitions or recapitalizations in which the portfolio companies incur a substantially higher amount of indebtedness than the level at which they had previously operated.
Default rates for mezzanine debt and other junior unsecured securities have historically been higher than such rates for investment grade securities. If the Fund makes an investment that is not secured by collateral and if the portfolio company in question does not successfully reorganize, the Fund will have no assurance (as compared to those distressed securities investors that acquire only fully collateralized positions) that it will recover any of the principal that it has invested. While junior, unsecured, equity or quasi-equity investments may benefit from the same or similar financial and other covenants as those enjoyed by the indebtedness ranking more senior to such investments and may benefit from cross-default provisions and security over the portfolio company’s assets, some or all of such terms may not be part of the particular investments. Moreover, the ability of the Fund to influence a portfolio company’s affairs, especially during periods of financial distress or following insolvency, is likely to be substantially less than that of senior creditors. For example, under typical subordination terms, senior creditors are able to block the acceleration of the junior debt or the exercise by junior debt holders of other rights they may have as creditors. Accordingly, the Fund may not be able to take steps to protect its investments in a timely manner or at all and there can be no assurance that the return objectives of the Fund or any particular investment will be achieved. In addition, the debt securities in which the Fund may invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and are not expected to be rated by a credit rating agency.
Convertible Securities. Convertible securities are bonds, debentures, notes, preferred stocks or other securities that may be converted into or exchanged for a specified amount of common stock of the same or different portfolio company within a particular period of time at a specified price or formula. A convertible security entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock, in each case, until the convertible security matures or is redeemed, converted or exchanged. Convertible securities have unique investment characteristics in that they generally (i) have higher yields than common stocks, but lower yields than comparable non-convertible securities, (ii) are less subject to fluctuation in value than the underlying common stock due to their fixed-income characteristics and (iii) provide the potential for capital appreciation if the market price of the underlying common stock increases.
The value of a convertible security is a function of its “investment value” (determined by its yield in comparison with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and its “conversion value” (the security’s worth, at market value, if converted into the underlying common stock). The investment value of a convertible security is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline. The credit standing of the portfolio company and other factors may also have an effect on the convertible security’s investment value. The conversion value of a convertible security is determined by the market price of the underlying common stock. If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common stock while holding a fixed-income security. Generally, the amount of the premium decreases as the convertible security approaches maturity.
A convertible security may be subject to redemption at the option of the portfolio company at a price established in the convertible security’s governing instrument. If a convertible security held by the Fund is called for redemption, the Fund will be required to permit the portfolio company to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on the Fund’s ability to achieve its investment objective.
Price declines in the medium-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our NAV through increased net unrealized depreciation.
Conditions in the medium-sized U.S. corporate debt market may deteriorate, as seen during the recent financial crisis related to COVID-19, which may cause pricing levels to similarly decline or be volatile. As a result, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any proceeds. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company and our portfolio company may not have sufficient assets to pay all equally ranking credit even if we hold senior, first-lien debt.
There could be circumstances in which the Fund may not be able to control the modification, waiver or amendment of the terms and conditions of a loan agreement if a sufficient number of the other lenders act contrary to the Fund’s preferences.
The terms and conditions of loan agreements and related assignments may be amended, modified or waived only by the agreement of the lenders. Generally, any such agreement must include a majority or a supermajority (measured by outstanding loans or commitments) or, in certain circumstances, a unanimous vote of the lenders. The Fund and the Adviser would be expected to have the authority to negotiate any amendments or modifications to the applicable agreements related to our loan investments, but even where they do not have any such authority, they may have the authority to give or withhold consent to amendments or modifications initiated and negotiated by portfolio companies or other lenders. Consequently, there could be circumstances in which the Fund may not be able to control the modification, waiver or amendment of the terms and conditions of a loan agreement if a sufficient number of the other lenders act contrary to the Fund’s preferences. If the Fund invests or holds an investment through participation interests or derivative securities rather than directly, it is possible that the Fund may not be entitled to vote on any such adjustment of terms of such agreements.
The exercise of remedies may also be subject to the vote of a specified percentage of the lenders thereunder. The Adviser will have the authority to cause the Fund to consent to certain amendments, waivers or modifications to the investments requested by obligors or the lead agents for loan syndication agreements. The Fund may, in accordance with its investment objectives and policies, extend or defer the maturity, adjust the outstanding balance of any investment, reduce or forgive interest or fees, release material collateral or guarantees, or otherwise amend, modify or waive the terms of any related loan agreement, including the payment terms thereunder. The Fund will make such determinations in accordance with its investment objectives and policies. Any amendment, waiver or modification of an investment could adversely impact the Fund’s investment returns.
There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
If one of our portfolio companies were to file for bankruptcy, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower.
In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to a borrower or has assumed a degree of control over the borrower resulting in a creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of certain of the Fund’s investments, the Fund could be subject to allegations of lender liability.
In addition, under common law principles that in some cases form the basis for lender liability claims, if a lender or bondholder:
(i)    intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower,
(ii)    engages in other inequitable conduct to the detriment of such other creditors,
(iii)    engages in fraud with respect to, or makes misrepresentations to, such other creditors, or
(iv)    uses its influence as a stockholder to dominate or control a borrower to the detriment of other creditors of such borrower, a court may elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.”
The Fund does not intend to engage in conduct that would form the basis for a successful cause of action based upon the equitable subordination doctrine. However, because of the nature of certain of the Fund’s investments, the Fund may be subject to claims from creditors of an obligor that debt obligations of which are held by the Fund should be equitably subordinated.
The preceding discussion regarding lender liability is based upon principles of U.S. federal and state laws. With respect to the Fund’s investments outside the United States, the laws of certain non-U.S. jurisdictions may also impose liability upon lenders or bondholders under factual circumstances similar to those described above, with consequences that may or may not be analogous to those described above under U.S. federal and state laws.
We generally will not control our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interests in our portfolio companies.
We do not expect to control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of the portfolio company’s common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments, we may not be able to dispose of our interests in portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We will be exposed to risks associated with changes in interest rates.
General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our ability to achieve our investment objective and the targeted rate of return on invested capital. Because we may borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we may borrow funds and the rate at which we may invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Our debt investments may be based on floating interest rates, such as SOFR, the Euro Interbank Offered Rate (“EURIBOR”), the Federal Funds Rate or the Prime Rate, that reset on a periodic basis, and that many of our investments will be subject to interest rate floors. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations. In addition, our cost of funds likely will increase because the interest rates on the majority of amounts we may borrow are likely to be floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor.
Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Moreover, an increase in interest rates available to investors could make investment in our Common Shares less attractive if we are not able to increase our dividend rate, which could reduce the value of our Common Shares. Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business.
We may enter into certain hedging transactions, such as interest rate swap agreements, in an effort to mitigate our exposure to adverse fluctuations in interest rates and we may increase our floating rate investments to position the portfolio for rate increases. However, we cannot assure shareholders that such transactions will be successful in mitigating our exposure to interest rate risk or if we will enter into such interest rate hedges. Hedging transactions may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments. See “Risks Related to Our Investments—We may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our shareholders.”
While we typically expect our investments to have maturities between three and five years, we do not have a policy governing the maturities of our investments. This means that, if the maturities of our investments vary from our general expectation, we may be subject to greater risk (other things being equal) than a fund invested solely in shorter-term securities. A decline in the prices of the debt we own could adversely affect our net asset value.
To the extent that we make floating rate debt investments, a rise in the general level of interest rates would lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase in the amount of the incentive fee payable to the Adviser.
Any inaccuracy, incompleteness or breach of covenants by a portfolio company may adversely affect the valuation of the collateral underlying the loans or the ability of the lenders to perfect or effectuate a lien on the collateral securing the loan or the Fund’s ability to otherwise realize on or avoid losses in respect of the investment.
The Fund will seek to make or acquire portfolio investments having structural, covenant and other contractual terms providing adequate downside protection, but there can be no assurance that such attempts to provide downside protection with respect to its investments will achieve their desired effect, and, accordingly, potential investors should regard an investment in the Fund as being speculative and having a high degree of risk. For example, there is the possibility, in making or acquiring a loan or other investment, of material misrepresentation or omission on the part of the portfolio investment seller, the portfolio company, a borrower or other credit support providers, or breach of covenant by any such parties. Such inaccuracy or incompleteness or breach of covenants may adversely affect the valuation of the collateral underlying the loans or the ability of the lenders or the Fund to perfect or effectuate a lien on the collateral securing the loan or the Fund’s ability to otherwise realize on or avoid losses in respect of the investment. The Fund will rely upon the accuracy and completeness of representations made by any such parties to the extent reasonable, but cannot guarantee such accuracy or completeness. Under certain circumstances, payments to the Fund may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.
Second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
Certain debt investments that we make to portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.
The rights we may have with respect to the collateral securing the debt investments we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.
We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before we are so entitled. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy its unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then its unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
The portfolio investments in which the Fund invests and Angelo Gordon’s portfolio companies will be subject to various laws for the protection of creditors in the jurisdictions of the portfolio companies concerned.
Differences in law may adversely affect the rights of the Fund as a lender with respect to other creditors. Additionally, the Fund, as a creditor, may experience less favorable treatment under different insolvency regimes than those that apply in the United States, including in cases where the Fund seeks to enforce any security it may hold as a creditor.
Limited amortization requirements may extend the expected weighted average life of the investment.
The Fund may invest in loans that have limited mandatory amortization requirements. While these loans may obligate a portfolio company to repay the loan out of asset sale proceeds or with annual excess cash flow, repayment requirements may be subject to substantial limitations that would allow a portfolio company to retain such asset sale proceeds or cash flow, thereby extending the expected weighted average life of the investment. In addition, a low level of amortization of any debt over the life of the investment may increase the risk that the portfolio company will not be able to repay or refinance the loans held by the Fund when it matures.
Economic recessions or downturns could impair our portfolio companies and adversely affect our operating results.
The companies in which we intend to invest may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Recent inflationary pressure and rising interest rates have and may continue to disrupt economic markets. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the implementation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
In an economic downturn, we may have non-performing assets or non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior secured debt. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and NAV. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from making or increasing investments and adversely affect our operating results.
Our ability to successfully implement the Fund’s strategy is dependent in part on the extent of market dislocation impacting the global credit markets.
Implementation of the Fund’s investment strategy will depend, in part, on the extent to which the global credit markets continue to experience disruption, liquidity shortages and financial instability. Prolonged disruption may prevent the Fund from advantageously realizing on or disposing of its investments. A further economic down-turn could adversely affect the financial resources and credit quality of the underlying portfolio companies of any debt instruments in which the Fund may invest and result in the inability of such borrowers to make principal and interest payments on, or refinance, outstanding debt when due. In the event of such defaults, the Fund may suffer a partial or total loss of capital invested in such companies, which would, in turn, have an adverse effect on the Fund’s returns. Any such defaults may have an adverse effect on the Fund’s investments. Such marketplace events also may restrict the ability of the Fund to sell or liquidate investments at favorable times or for favorable prices (although such marketplace events may not foreclose the Fund’s ability to hold such investments until maturity). Further, the Fund’s investment strategy may be impacted in part by changes in the conditions in the global financial markets generally and credit markets specifically. In the event of a further market deterioration, the value of the Fund’s investments may not appreciate as projected or may suffer a loss.
A covenant breach or other default by our portfolio companies may adversely affect our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt. The likelihood of such a re-characterization would depend on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company.

Our portfolio companies may be highly leveraged.
Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.
Risks related to potential failure to make follow-on investments in our portfolio companies.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments in order to, among other reasons:
•    increase or maintain in whole or in part our equity ownership percentage;
•    exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•    attempt to preserve or enhance the value of our investment.
We will have the discretion to make any follow-on investments, subject to the availability of capital resources, and we may elect not to make follow-on investments or otherwise lack sufficient funds to make such investments. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, we prefer other investment opportunities or we are inhibited by compliance with BDC or RIC status requirements, including the maintenance of such statuses.
We may not realize gains from our equity investments.
Certain investments that we may make could include warrants or other equity securities. In addition, we may make direct equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We intend to seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.
An investment strategy focused primarily on privately-held companies presents certain challenges, including, but not limited to, the lack of available information about these companies.
We invest primarily in privately-held companies, including making loans to such private companies. Investments in private companies pose significantly greater risks than investments in more established and/or public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity. Second, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Third, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Fourth, little public information generally exists about private companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. The Adviser would typically assess an investment in a portfolio company based on the Adviser’s estimate of the portfolio company’s earnings and enterprise value, among other things, and these estimates may be based on limited information and may otherwise be inaccurate, causing the Adviser to make different investment decisions than it may have made with more complete information. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, due to a lack of available information or otherwise, we may not make a fully informed investment decision, and we may lose money on our investments.
Our investments in securities or assets of publicly-traded companies are subject to the risks inherent in investing in public securities.
We may invest a portion of our portfolio in publicly-traded assets. With such public securities investments, it is not expected that we will be able to negotiate additional financial covenants or other contractual rights, which we might otherwise be able to obtain in making privately negotiated investments. In addition, by investing in publicly-traded securities or assets, we will be subject to U.S. federal and state securities laws, as well as non-U.S. securities laws, that may, among other things, restrict or prohibit our ability to make or sell an investment. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments and to sell existing investments in public securities because Angelo Gordon may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect our investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.
A lack of liquidity in our investments may adversely affect our business.
We generally invest in companies whose securities are not publicly-traded or actively traded on the secondary market, and whose securities are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. Additionally, as an affiliate of Angelo Gordon, the Adviser is not permitted to obtain or use material non-public information in effecting purchases and sales in public securities transactions for us, which could create an additional limitation on the liquidity of our investments. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses. Moreover, investments purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer, market events, economic conditions or investor perceptions.
Our investments may include original issue discount and payment-in-kind instruments.
To the extent that we invest in original issue discount (“OID”) or payment-in-kind (“PIK”) instruments and the accretion of OID or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:
•    the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•    OID and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;
•    an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future base management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;

•    market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•    the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•    even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•    the required recognition of OID or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC; and
•    OID may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.
The prices of the debt instruments and other securities in which we invest may decline substantially.
For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the prices of the debt instruments and other securities may decline substantially. In particular, purchasing debt instruments or other assets at what may appear to be “undervalued” or “discounted” levels is no guarantee that these assets will not be trading at even lower levels at a time of valuation or at the time of sale, if applicable. It may not be possible to predict, or to hedge against, such “spread widening” risk. Additionally, the perceived discount in pricing from previous environments described herein may still not reflect the true value of the assets underlying debt instruments in which the Fund invests.
We may from time to time enter into credit default swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, liquidity risk and other risks similar to those associated with the use of leverage.
We may from time to time enter into credit default swaps or other derivative transactions that seek to modify or replace the investment performance of a particular reference security or other asset. These transactions are typically individually negotiated, non-standardized agreements between two parties to exchange payments, with payments generally calculated by reference to a notional amount or quantity. Swap contracts and similar derivative contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets. These investments may present risks in excess of those resulting from the referenced security or other asset. Because these transactions are not an acquisition of the referenced security or other asset itself, the investor has no right directly to enforce compliance with the terms of the referenced security or other asset and has no voting or other consensual rights of ownership with respect to the referenced security or other asset. In the event of insolvency of a counterparty, we will be treated as a general creditor of the counterparty and will have no claim of title with respect to the referenced security or other asset.
A credit default swap is a contract in which one party buys or sells protection against a credit event with respect to an issuer, such as an issuer’s failure to make timely payments of interest or principal on its debt obligations, bankruptcy or restructuring during a specified period. Generally, if we sell credit protection using a credit default swap, we will receive fixed payments from the swap counterparty and if a credit event occurs with respect to the applicable issuer, we will pay the swap counterparty par for the issuer’s defaulted debt securities and the swap counterparty will deliver the defaulted debt securities to us. Generally, if we buy credit protection using a credit default swap, we will make fixed payments to the counterparty and if a credit event occurs with respect to the applicable issuer, we will deliver the issuer’s defaulted securities underlying the swap to the swap counterparty and the counterparty will pay us par for the defaulted securities. Alternatively, a credit default swap may be cash settled and the buyer of protection would receive the difference between the par value and the market value of the issuer’s defaulted debt securities from the seller of protection.
Credit default swaps are subject to the credit risk of the underlying issuer. If we are selling credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, a credit event will occur and we will have to pay the counterparty. If we are buying credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, no credit event will occur and we will receive no benefit for the premium paid.

A derivative transaction is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In some cases, we may post collateral to secure our obligations to the counterparty, and we may be required to post additional collateral upon the occurrence of certain events such as a decrease in the value of the reference security or other asset. In some cases, the counterparty may not collateralize any of its obligations to us. Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage. See “—Risks Related to Debt Financing.”
We may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our shareholders.
We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. These financial instruments may be purchased on exchanges or may be individually negotiated and traded in over-the-counter markets. Use of such financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.
Our investments in the healthcare and pharmaceutical services industry sector are subject to extensive federal, state and local healthcare laws and regulations and certain other risks particular to that industry.
We invest in healthcare and pharmaceutical services. Our investments in portfolio companies that operate in this sector are subject to certain significant risks particular to that industry. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could subject our portfolio companies engaged in healthcare to potential government inquiries, investigations and/or enforcement proceedings, and ultimately incur civil, criminal and administrative sanctions, including, without limitation, fines, penalties and exclusion from government programs. The application of such laws and regulations can also force these companies to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry. In particular, as health insurance reform such as the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010, has had a significant effect on companies in this industry sector, other current and future health insurance initiatives may force our portfolio companies in this industry sector to change how they do business. We can give no assurance that these portfolio companies will be able to adapt successfully to these changes. Any of these factors could materially adversely affect the operations of a portfolio company in this industry sector and, in turn, impair our ability to timely collect principal and interest payments owed to us.
Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity. This risk will be more acute when interest rates decrease, as we may be unable to reinvest at rates as favorable as when we made our initial investment.

Technological innovations and industry disruptions could adversely impact our business.
Current trends in the market generally have been toward disrupting a traditional approach to an industry with technological innovation, and multiple young companies have been successful where this trend toward disruption in markets and market practices has been critical to their success. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that will compete with the Fund and/or its investments or alter the market practices the Fund’s strategy has been designed to function within and depend on for investment returns. Any of these new approaches could damage the Fund’s investments, significantly disrupt the market in which it operates and subject it to increased competition, which could materially and adversely affect its business, financial condition and results of investments.
We may not be successful in the syndication of co-investments.
From time to time, the Fund may make an investment with the expectation of offering a portion of its interests therein as a co-investment opportunity to third-party investors. There can be no assurance that the Fund will be successful in syndicating any such co-investment, in whole or in part, that the closing of such co-investment will be consummated in a timely manner, that any syndication will take place on terms and conditions that will be preferable for the Fund or that expenses incurred by the Fund with respect to any such syndication will not be substantial. In the event that the Fund is not successful in syndicating any such co-investment, in whole or in part, the Fund may consequently hold a greater concentration and have more exposure in the related investment than initially was intended, which could make the Fund more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto. Moreover, an investment by the Fund that is not syndicated to co-investors as originally anticipated could significantly reduce the Fund’s overall investment returns.
We invest in middle market companies, including lower middle market companies, which involves a number of significant risks, any one of which could have a material adverse effect on our operating results.
Investments in middle market companies, including lower middle market companies, involve the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that middle market companies:
•    may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;
•    have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•    are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•    generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, Trustees and members of the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•    may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.
The Fund may be affected by global climate change.
Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. There is increasing concern that a gradual rise in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe, an increase in the frequency, severity, and duration of extreme weather conditions and natural disasters, and water scarcity and poor water quality. These events could adversely impact our portfolio companies and, more generally, disrupt the operation of supply chains, increase production costs and impose capacity restraints globally. These events could also compound adverse economic conditions and impact consumer confidence and governmental budgets. As a result, the effects of climate change could have a long-term adverse impact on our portfolio companies and the results of our operations.

Risks Related to the Adviser and Its Affiliates; Conflicts of Interest
The Adviser and its affiliates, including our officers and some of our Trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.
The Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the value of our net assets as of the beginning of the first business day of the applicable month. Because the incentive fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. Our compensation arrangements could therefore result in our making riskier or more speculative investments than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. Further, since the Adviser has been designated “valuation designee” pursuant to Rule 2a-5 under the 1940 Act and management fees are paid on net assets, the Adviser may be incentivized to determine a higher fair value than would otherwise be determined by the Board of Trustees, which is majority independent.
We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.
Our Advisory Agreement entitles the Adviser to receive Pre-Incentive Fee Net Investment Income Returns regardless of any capital losses. In such case, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.
In addition, any Pre-Incentive Fee Net Investment Income Returns may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.
There may be conflicts of interest related to Angelo Gordon and the Adviser’s allocation of investment opportunities.
Investment opportunities may be appropriate for different investment vehicles or accounts managed by Angelo Gordon. The overarching Angelo Gordon allocation procedures will typically allocate investment opportunities between the Fund and such other investment vehicles and accounts on a basis deemed to be fair and equitable over time, taking into account a number of factors, such as terms and conditions of the investment vehicles or accounts and investment objectives and strategies. Moreover, in the case of vehicles that have the same investment objective or an overlapping investment objective but have an expected larger borrowing capacity, such vehicles are expected to generally be able to acquire a greater proportion of each investment than vehicles that have no such borrowing capacity. Accordingly, application of the allocation methodology can result in a priority for certain investment vehicles or accounts. In addition, because the decision to pursue an investment opportunity and whether an investment is suitable for the Fund lies within our Adviser’s discretion, it is possible that the Fund may not be given the opportunity to participate in certain investments made by other investment vehicles or accounts. Our Adviser will evaluate a variety of factors that may be relevant in determining whether a particular investment opportunity or strategy is appropriate and feasible for the Fund or the relevant investment vehicle or account at a particular time.

We may participate in certain transactions originated by the Adviser or its affiliates under our exemptive relief from the SEC that allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board) the Adviser may not have the opportunity to cause us to participate.
There may be conflicts of interest related to obligations that the Adviser’s senior management and Investment Team have to other clients.
The members of the senior management and Investment Team of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In particular, we will rely on the Adviser to manage our day-to-day activities and to implement our investment strategy. The Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, the Adviser, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated equipment funds. The Adviser and its officers and employees will devote only as much of its or their time to our business as the Adviser and its officers and employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
We rely, in part, on the Adviser to assist with identifying investment opportunities and making investment recommendations to the Adviser. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate. Notwithstanding the foregoing, members of the senior management and Investment Team of the Adviser and the Adviser itself will devote such time to the Fund, generally, as the Adviser, its senior management and Investment Team, in their judgment, determine is reasonably required and sufficient.
The time and resources that individuals employed by the Adviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Adviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.
The Adviser and individuals employed by the Adviser or its affiliates are not prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. Affiliates of the Adviser, whose primary business includes the origination of investments or investing in non-originated assets, engage in investment advisory business with accounts that compete with us.
Our shares may be purchased by the Adviser or its affiliates.
The Adviser and its affiliates expect to purchase our shares. The Adviser and its affiliates will not acquire any shares with the intention to resell or re-distribute such shares. The purchase of shares by the Adviser and its affiliates could create certain risks, including, but not limited to, the following:
•    the Adviser and its affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our shares; and
•    substantial purchases of shares by the Adviser and its affiliates may limit the Adviser’s ability to fulfill any financial obligations that it may have to us or incurred on our behalf.

The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.
Our future success depends, to a significant extent, on the continued services of the officers and employees of the Adviser or its affiliates. The loss of services of one or more members of the Adviser’s management team, including members of the Investment Committee, could adversely affect our financial condition, business and results of operations. The Adviser does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or the Adviser. Further, we do not intend to separately maintain key person life insurance on any of these individuals.
Risks related to limited liability and indemnification of the Adviser and its affiliates under the Advisory Agreement.
Under the Advisory Agreement, the Adviser, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, and any person controlling or controlled by the Adviser will not be liable to us, any subsidiary of ours, our Trustees, our shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Adviser owes to us under the Advisory Agreement. In addition, as part of the Advisory Agreement, we have agreed to indemnify the Adviser and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Advisory Agreement. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Risks Related to Business Development Companies
The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act described as “qualifying” assets (“Qualifying Assets”), unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are Qualifying Assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not Qualifying Assets. Conversely, if we fail to invest a sufficient portion of our assets in Qualifying Assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.
Failure to maintain our status as a BDC would reduce our operating flexibility.
If we do not remain a BDC, we might be regulated as a registered closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act, including a greater required asset coverage ratio and additional restrictions on transactions with affiliates, and correspondingly decrease our operating flexibility.
For example, we intend to employ leverage as market conditions permit and at the discretion of the Adviser. Such leverage may arise in the form of borrowings, including loans from certain financial institutions, the issuance of multiple classes of debt securities (both unsecured and secured), and other forms of financial indebtedness. As a BDC, the 1940 Act allows us to borrow up to $2 for every $1 of equity, or an asset coverage ratio of 150%, if certain requirements are met under the 1940 Act. However, if we are regulated as a registered closed-end investment company under the 1940 Act, we would be subject to asset coverage ratio requirements of 300% for the issuance of debt securities, meaning that for every $1 of debt issued, we would need to have $3 of total assets immediately after such issuance. Such regulations would restrict our ability to execute our investment strategy and thereby reduce our operating flexibility.

Further, as a BDC, we are able to pay our Adviser both a base management fee and incentive fee on income and capital gains as compensation for its efforts. If we were to become regulated as a registered closed-end investment company, we could not pay our Adviser an incentive fee on capital gains unless we restricted sales of our shares to “qualified clients” under the Investment Advisers Act of 1940 (“Advisers Act”). Such a compensation structure could have the effect of de-incentivizing our Adviser in its efforts to seek and retain the best investment opportunities for us in fulfillment of our strategy.
Finally, as a BDC, we retain greater flexibility to engage in transactions with our affiliates in alignment with the provisions set forth in Section 57 of the 1940 Act. If we were to become regulated as a registered closed-end investment company, we would be subject to the provisions governing transactions with affiliates set forth in Section 17 of the 1940 Act, including prohibitions on transactions with affiliates of our Adviser absent an exemptive order from the SEC. These restrictions would limit our ability to effectuate our investment strategy and potentially hinder our operations and, in turn, our results.
Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.
As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined under the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage meets the threshold set forth in the 1940 Act immediately after each such issuance. The 1940 Act currently requires an asset coverage of at least 150% (i.e., the amount of debt may not exceed two-thirds of the value of our assets). Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately- owned competitors, which may lead to greater shareholder dilution.
We expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
Under the 1940 Act, we generally are prohibited from issuing or selling our shares at a price per share, after deducting selling commissions, that is below our NAV per share, which may be a disadvantage as compared with other public companies. We may, however, sell our shares, or warrants, options or rights to acquire our shares, at a price below the current NAV of our shares if our Board of Trustees, including our Independent Trustees, determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, as well as those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Trustees, closely approximates the fair value of such securities.
Our ability to enter into transactions with our affiliates is restricted.
We are prohibited under the 1940 Act from participating in certain principal and joint transactions with certain of our affiliates without the prior approval of a majority of the independent members of our Board of Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board of Trustees. However, we may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for the Adviser between our interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in our best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board of Trustees and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions (including certain co-investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, Trustees, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Adviser, or entering into joint arrangements such as certain co-

investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We have obtained exemptive relief from the SEC that allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board of Trustees) the Adviser may not have the opportunity to cause us to participate.
We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.
The net proceeds from the sale of shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other expenses. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to create and maintain a broad portfolio of investments and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. However, we will be subject to the diversification requirements applicable to RICs under Subchapter M of the Code. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company or to a general downturn in the economy.
As a BDC, we are subject to limitations on the ability to use derivatives and other transactions creating future payment or delivery obligations.
In November 2020, the SEC adopted a rulemaking regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions), which may in turn limit our ability to use derivatives and/or enter into certain other financial contracts. Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements, and requirements related to board reporting. These requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules, and may limit our ability to take advantage of derivatives and certain other financial contracts.
Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due.

 Risks Related to Debt Financing

When we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. The use of leverage involves increased risk, including increased variability of the Fund’s net income, distributions and NAV in relation to market changes. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser.
We use and expect to continue to use leverage to finance our investments. The amount of leverage that we employ will depend on the Adviser’s and our Board of Trustees’ assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred shares that we may issue in the future, of at least 150%. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to shareholders may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our Board of Trustees, a majority of whom are Independent Trustees with no material interests in such transactions.
Although borrowings by the Fund have the potential to enhance overall returns that exceed the Fund’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Fund’s cost of funds. In addition, borrowings by the Fund may be secured by the shareholders’ investments as well as by the Fund’s assets and the documentation relating to such borrowing may provide that during the continuance of a default under such borrowing, the interests of the investors may be subordinated to such borrowing.
Our credit facilities impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a regulated investment company. A failure to renew our facilities or to add new or replacement debt facilities or issue debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition or results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.
We may default under our credit facilities.
In the event we default under a credit facility or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets which constitute collateral, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in a credit facility may limit our investment discretion.
A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.
In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.
Changes in interest rates may affect our cost of capital and net investment income.
Since we intend to use debt to finance a portion of our investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.
A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to the Adviser with respect to pre-incentive fee net investment income.
We may enter into repurchase agreements.
Subject to our investment objective and policies, we may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by the Fund of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that the Fund will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). The Fund does not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, the Fund could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which the Fund seeks to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, the Fund generally will seek to liquidate such collateral. However, the exercise of the Fund’s right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, the Fund could suffer a loss.

Federal Income Tax Risks
We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.
To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.
Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.
Some of our investments may be subject to corporate-level income tax.
We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).
Our portfolio investments may present special tax issues.
The Fund expects to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for the Fund. U.S. federal income tax rules are not entirely clear about issues such as when the Fund may cease to accrue interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by the Fund, to the extent necessary, to preserve its status as a RIC and to distribute sufficient income to not become subject to U.S. federal income tax.

Legislative or regulatory tax changes could adversely affect investors.
At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We maintain our principal executive offices at 245 Park Avenue, 26th Floor, New York, New York 10167. We do not own any real estate.  We believe that our present facilities are adequate to meet our current needs.
Item 3. Legal Proceedings
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Share Issuances

The Offering consists of three classes of shares of our common stock, Class S shares, Class I shares and Class D shares. The share classes have different ongoing shareholder servicing fees. Other than the differences in ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common stock.

As of March 16, 2023 there were nine holders of record of our Class I shares.

Common shares outstanding exclude March 1, 2023 subscriptions since the issuance price is not yet finalized at the date of this filing.

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made.

Distributions

Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board of Trustees’ discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our net investment income. See “Item 1.—Business Taxation as a Regulated Investment Company.”

The per share amount of distributions on Class S, Class D and Class I shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares, and Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S shares (compared to Class D shares and Class I shares) and we are required to pay higher ongoing shareholder servicing fees with respect to Class D shares (compared to Class I shares). In this way, shareholder servicing and/or shareholder distribution fees are indirectly paid by holders of Class S and Class D shares, in that the shareholder servicing and/or distribution fees charged to investors are used by the Fund to pay for the services provided by financial intermediaries.

Distribution and Servicing Plan

The Board approved a distribution and servicing plan. The following table shows the shareholder servicing and/or distribution fees the Company will pay the Intermediary Manager with respect to the Class S, Class D and Class I shares on an annualized basis as a percentage of the Company’s NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

Shareholder Servicing and/or Distribution Fee as a% of NAV
Class S shares	0.85%
Class D shares	0.25%
Class I shares	— %

Subject to FINRA and other limitations on underwriting compensation described in “—Limitations on Underwriting Compensation” below, we will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class S shares and a shareholder servicing and/or distribution fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly.

The shareholder servicing and/or distribution fees will be paid monthly in arrears. The shareholder servicing and/or distribution fees are similar to sales commissions. The distribution and servicing expenses borne by the participating brokers may be different from and substantially less than the amount of shareholder servicing and/ or distribution fees charged. The Intermediary Manager will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and, at the request of the Fund, will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our DRIP. The distribution and servicing plan adopted in compliance with Rule 12b-1 is a compensation plan, which means that the Intermediary Manager is compensated regardless of its expenses, as opposed to a reimbursement plan which reimburses only for expenses incurred. The Intermediary Manager does not retain any shareholder servicing and/or distribution fees for profit. All shareholder servicing and/or distribution fees are held in a retention account by the Intermediary Manager to pay for and/or reimburse the Adviser for distribution-related expenditures.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Intermediary Manager, at the request of the Fund, will waive the shareholder servicing and/or distribution fee that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

Distribution Reinvestment Plan

We have adopted a DRIP, pursuant to which we will reinvest all cash dividends declared by the Board of Trustees on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board of Trustees authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our DRIP will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program

At the discretion of our Board of Trustees, we have implemented a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. Our Board of Trustees may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase plan, to the extent we offer to repurchase shares, we expect to repurchase shares pursuant to tender offers on or around the last business day of a month using a purchase price equal to the NAV per share as of the last calendar day of the prior month, except that shares that have not been outstanding for at least one year will be subject to an Early Repurchase Deduction and repurchased at 98% of such NAV. The holding period ends on the one-year anniversary of the subscription closing date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability (as “disabled” is defined in Section 72(m)(7) of the Code) of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders. We may, from time to time, waive the Early Repurchase Deduction in the following circumstances (subject to the conditions described below):
•    repurchases resulting from death, qualifying disability or divorce; or
•    in the event that a shareholder’s shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance.
Recent Sale of Unregistered Securities and Use of Proceeds
Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report). On January 1, 2023, we completed the Merger with the Private BDC and commenced operations as the surviving company. Since the Private BDC is the Fund’s accounting predecessor, the following section contains information on the results of operations and financial condition of the Private BDC as of December 31, 2022, and for the period from January 27, 2022 (date of inception) through December 31, 2022. Throughout this section, references to the “Company,” the “Fund,” “TCAP,” “we,” “us” or “our” are to the Fund as the surviving company.
Overview
We are a newly organized, externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on January 27, 2022, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as investment adviser with the SEC. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code.

Under our Advisory Agreement, we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer, general counsel and their respective staffs.

Prior to December 31, 2022, there were no operations other than those related to the Company’s organization and preparation for offering. As of December 31, 2022, the Advisor contributed $50,000 of capital to the Company. In exchange for this contribution, the Advisor has received 2,000 Class I shares of the Company.

Merger
On January 1, 2023, the Company, completed its merger (the “Merger”) with AGTB Private BDC, a Delaware statutory trust (“Private BDC”), with TCAP continuing as the surviving company. The Merger was completed pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated December 30, 2022, by and between TCAP and Private BDC. Prior to the Merger closing, Private BDC was an affiliated, privately-offered business development company (“BDC”) managed by AGTB Fund Manager, LLC, an affiliate of Angelo, Gordon & Co., L.P. TCAP is a public, non-exchange traded BDC, with the same investment manager and investment objective as Private BDC.
The Boards of Trustees of both TCAP and Private BDC (each, a “Board”), in each case, including the majority of the trustees who are not “interested persons” (as such term is defined in the Investment Company Act of 1940, as amended (the “1940 Act”)), approved the Merger Agreement and the transactions contemplated thereby, consistent with the requirements under Rule 17a-8 of the 1940 Act. As a result, and as previously disclosed in TCAP’s registration statement on Form N-2, the Merger did not require shareholder approval by the shareholders of either TCAP or Private BDC for the Merger to be effected because at the time of the Merger (1) there were no material differences between the investment advisory agreement for the Private BDC and our investment advisory agreement; (2) the majority of our Independent Trustees consisted of the Independent Trustees of the Private BDC; (3) no policy of the Private BDC that could not be changed without a shareholder vote was materially different from a policy that we have; and (4) neither the Private BDC nor us paid any distribution fees pursuant to a plan adopted in accordance with Rule 12b-1 under the 1940 Act. The Merger Agreement contains customary representations and warranties by each of TCAP and Private BDC. The Merger Agreement also contains customary covenants, including, among others, covenants relating to the operation of each of TCAP’s and Private BDC’s businesses during the period prior to the closing of the Merger. Pursuant to the Merger Agreement, TCAP and Private BDC intend the Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and each received an opinion to that effect from Simpson, Thacher & Bartlett LLP in connection with the closing.

Pursuant to the Merger Agreement, TCAP and Private BDC caused the Merger to be consummated by filing a certificate of merger (the “Certificate of Merger”) with the Secretary of State of the State of Delaware on December 30, 2022. The Merger became effective on January 1, 2023 (the “Effective Time”), as agreed to by the parties and specified in the Certificate of Merger. Pursuant to the Merger Agreement, Private BDC withdrew its BDC election and deregistered its AGTB Common Shares by filing Forms N-54C and 15-12G with the SEC on January 5, 2023.
At the Effective Time, common shares of beneficial interest, par value $0.001 per share, of Private BDC outstanding immediately prior to the Effective Time were converted into a number of Class I shares of beneficial interest, par value $0.001 per share, of TCAP (the “TCAP Common Shares”) equal to a ratio of one to one. As a result, TCAP issued an aggregate of approximately 20,943,030 TCAP Common Shares to former Private BDC shareholders. The TCAP Common Shares issued and outstanding immediately prior to the Effective Time remained outstanding upon the Effective Time and were unaffected by the Merger. As a result, immediately following the Merger, TCAP had approximately 20,945,030 Class I shares outstanding, and no Class S or D Common Shares outstanding.
The financial statements of the Private BDC, disclosed within Exhibit 99.1 of this 10-K, should be considered when reading the financial statements of TCAP.
Investments
We invest principally in privately originated senior secured loans to U.S. middle market companies, which we believe have consistent capital needs and have not only been underserved in recent years by traditional providers of capital such as banks and the public debt markets, but also for a variety of reasons may prefer working with experienced non-bank lenders. Our origination strategy focuses on the middle market private equity community. This financing is utilized for a variety of purposes, including to fund organic growth, acquisitions, recapitalizations, management buyouts and leveraged buyouts for companies with revenue generally under $500 million. In describing our business, we generally use the term “middle market” to refer to companies with EBITDA of between $3 million and $50 million annually; however, we typically invest in companies with EBITDA of less than $25 million. Notwithstanding the foregoing, the Adviser may determine whether companies qualify as “middle market” in its sole discretion, and we may from time to time invest in larger or smaller companies.
By investing predominantly in senior secured debt, we expect to reduce our risk of principal loss and deliver more stable returns over time as compared with investments in bonds, unsecured loans, mezzanine investments and public, private and project equity. However, we may also invest opportunistically in other parts of the capital structure, including senior secured stretch and unitranche facilities, second lien loans, mezzanine and mezzanine-related loans, and equity investments, as well as select other subordinated instruments either directly or through acquisitions in the secondary market.
The level of our investment activity depends on many factors, including the amount of debt and equity capital available to prospective portfolio companies, the level of merger, acquisition and refinancing activity for such companies, the availability of credit to finance transactions, the general economic environment and the competitive environment for the types of investments we make, all of which have been, and may continue to be, impacted by COVID-19.

As a BDC, we must invest at least 70% of our assets in “eligible portfolio companies,” generally, U.S. private operating companies (or small U.S. public operating companies with a market capitalization of less than $250 million). As a BDC, we may also invest up to 30% of our portfolio in non-eligible portfolio company investments, such as investments in non-U.S. companies, which may include investments in a “passive foreign investment company.” Because we have elected to be regulated as a BDC, and we intend to elect to be treated, and intend to qualify annually thereafter, as a RIC, our portfolio will also be subject to the diversification and other requirements under the Code. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Angelo Gordon funds. From time to time, we may co-invest with other Angelo Gordon funds.
Revenues
We generate revenues primarily through the receipt of interest income from the investments we hold. In addition, we generate income from various loan origination and other fees and from dividends on direct equity investments. In addition, we may generate revenue in the form of commitment, origination, administration, amendment, and loan servicing fees.

Loan origination fees, original issue discount and market discount or premium are capitalized as part of the underlying cost of the investments and accreted or amortized over the life of the investment as interest income. We record contractual prepayment premiums on loans and debt securities as interest income.
Our debt investment portfolio consists of primarily floating rate loans, which may be subject to interest rate floors. As of December 31, 2022, 100% of Private BDC debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as Term SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.
Dividend income that we receive from our ownership of private securities is recorded pursuant to the terms of the respective investments.
Expenses
Our primary operating expenses include the payment of fees to the Adviser under the Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement, interest expense related to borrowings outstanding, and other operating costs described below.
We are responsible for all costs and expenses incurred in connection with the operations of the Company and locating, structuring, evaluating, consummating, maintaining and disposing of investments and potential investments (whether or not the acquisition is consummated), including but not limited to legal, regulatory, accounting and other professional or third-party costs or disbursements including travel, rent or lodging, out-of-pocket expenses of the Adviser, the fees and expenses of any independent counsel engaged by the Adviser and out-of-pocket expenses related to third-party service providers (including loan servicer fees), placement agent fees and expenses, advertising expenses, litigation expenses, brokerage commissions, clearing and settlement charges and other transaction costs, custody fees, interest expenses, financing charges, initial and variation margin, broken deal expenses, compensation (which may include fees or performance-based compensation) of Advisers, consultants and finders, joint venture partners, or other professionals relating to the Company’s operations and investments or potential investments (whether or not completed), which may include costs incurred to attend or sponsor networking and other similar events hosted by both for-profit and not-for-profit organizations (which may include organizations affiliated with current or prospective investors), specific expenses incurred in obtaining, developing or maintaining market data technology systems, research and other information and information service subscriptions utilized with respect to the Company’s investment program including fees to third party providers of research, portfolio risk management services (including the costs of risk management software or database packages), fees of pricing and valuation services, appraisal costs and brokerage expenses. We will also bear all commitment fees and any transfer or recording taxes, registration fees and other expenses in connection with acquisitions and dispositions of investments, and all expenses relating to the ownership and operation of investments, including taxes, interest, insurance, and other fees and expenses. Travel expenses may include first-class airfare and limited use of private or charter aircraft, as well as premium accommodations, in accordance with our Adviser’s policies related thereto.
In addition, we will bear all costs of the administration of the Company, including but not limited to accounting expenses (including accounting systems) and expenses relating to audit, legal and regulatory expenses (including filings with U.S. and non-U.S. regulators and compliance obligations), costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws, fees and expenses of any administrators in connection with the administration of the Company, expenses relating to the maintenance of registered offices of the Company to the extent provided by unaffiliated service providers, temporary office space of non-employee consultants or auditors, blue sky and corporate filing fees and expenses, corporate licensing expenses, indemnification expenses, costs of holding any meetings or conferences of investors or their delegates or Advisers (including meetings of the Adviser and related activities), Independent Trustees’ fees and expenses, costs of any litigation or threatened litigation or costs of any investigation or legal inquiries involving Company activities (including regulatory sweeps), the cost of any liability insurance or fidelity coverage for the Company, including any trustees’ and officers’ liability insurance and key-person life insurance policies, maintained with respect to liabilities arising in connection with the activities of our trustees and officers conducted on behalf of the Company, costs associated with reporting and providing information to existing and prospective investors, including printing and mailing costs, wind-up and liquidation expenses, and any extraordinary expenses arising in connection with the operations of the Company.

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services. We will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders, subject to the cap on organization and offering expenses described above.
The Private BDC agreed to repay the Adviser for initial organization and offering costs, of which the Adviser has incurred approximately $1.25 million as of December 31, 2022. Unless the Adviser elects to cover such expenses pursuant to the Expense Support and Conditional Reimbursement Agreement we have entered into with the Adviser, we will be obligated to reimburse the Adviser for such advanced expenses. Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.
Leverage
In accordance with the 1940 Act, we can borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations. We may from time to time increase the size of our existing credit facilities or enter into new credit facilities. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of December 31, 2022, the Private BDC had borrowings of $323.2 million outstanding at an average all-in rate of 6.28%, which is included in debt on the consolidated statement of assets and liabilities. The Private BDC incurred approximately $1.7 million and $6.7 million of interest and unused commitment fees for the period from January 27, 2022 (Inception) to December 31, 2022, which is included in interest expense on the consolidated statement of operations. The carrying values of borrowings outstanding under the debt facilities approximate fair value.
Portfolio and Investment Activity
The Company did not commence operations as of December 31, 2022.
As of December 31, 2022, based on fair value, the Private BDC portfolio consisted of 96.67% first lien senior secured debt investments and 3.33% investments in affiliated funds.
As of December 31, 2022, the Private BDC had investments in forty-six portfolio companies with an aggregate fair value of $824.5 million.

Investment activity for the Private BDC for the period ended December 31, 2022 is presented below (information presented herein is at par value unless otherwise indicated).

(Amounts in thousands)	Period from January 27, 2022 (inception) to December 31, 2022
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$1,152,895
Investment in affiliated funds	27,234
Total principal amount of investments committed	$1,180,129
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(94,508)
Total principal amount of investments sold or repaid	$(94,508)
New debt investments(1):
New commitments	$1,152,895
Number of new commitments in new portfolio companies(2)	46
Average new commitment amount	$25,063
Weighted average term for new commitments (in years)	4.9
Percentage of new commitments at floating rates	100.0%
Percentage of new commitments at fixed rates	—%
(1)Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2)Number of new debt investment commitments represent commitments to a particular portfolio company.

As of December 31, 2022 Private BDC investments consisted of the following:

	December 31, 2022
(Amounts in thousands)	Amortized Cost	Fair Value
First lien senior secured debt	$795,429	$797,019
Investment in affiliated funds	27,234	27,468
Total investments	$822,663	$824,487

The table below describes Private BDC investments by industry composition based on fair value as of December 31, 2022:

December 31, 2022
Air freight and logistics	2.4%
Auto components	0.9%
Chemicals	0.5%
Commercial services and supplies	2.2%
Construction and engineering	6.2%
Containers and packaging	6.9%
Diversified consumer services	6.1%
Electrical equipment	1.2%
Electronic equipment, instruments and components	1.3%
Food products	4.1%
Health care equipment and supplies	4.1%
Health care providers and services	26.4%
Health care technology	3.0%
Household durables	6.1%
IT services	3.9%
Machinery	2.2%
Media	8.5%
Multisector holdings	3.3%
Professional services	1.9%
Software	1.4%
Specialty retail	1.2%
Trading companies and distributors	2.6%
Total	100.0%
As of December 31, 2022, 100% of investments held by the Private BDC were based in the United States.
The weighted average yields and interest rates of Private BDC funded debt investments as of December 31, 2022 were as follows:

December 31, 2022
Weighted average total yield of funded debt investments at cost	10.9%
Weighted average total yield of funded debt investments at fair value	10.9%
Weighted average interest rate of funded debt investments (1)	10.6%
Weighted average spread over reference rates of all floating rate funded debt investments	5.9%
(1)Calculated using actual interest rates in effect as of December 31, 2022 based on borrower elections.
The weighted average yield of our funded debt investments is not the same as a return on investment for our shareholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates of each investment as of each respective date, including accretion of original issue discount, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

Our Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. Our Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•comparisons to other companies in the portfolio company’s industry; and
•review of monthly or quarterly financial statements and financial projections for portfolio companies.

As part of the monitoring process, our Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Adviser rates the credit risk of all debt investments on a scale of A to F. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The rating system is as follows:

Investment Rating	Description
A	A loan supported by exceptional financial strength, stability and liquidity;
B	As a general rule, a new transaction will be risk rated a “B” loan. Overtime, a “B” loan is supported by good financial strength, stability and liquidity;
C	A loan that is exhibiting deteriorating trends, which if not corrected could jeopardize repayment of the debt. In general, a default by the borrower of one of its financial performance covenants (leverage or coverage ratios) would warrant a downgrade of a loan to a risk rating of “C”;
D	A loan that has a well-defined weakness that jeopardizes the repayment of the debt or the ongoing enterprise value of the borrower;
E	A loan that has an uncured payment default; and
F	An asset that is considered uncollectible or of such little value that its continuance as a booked asset is unwarranted.

Our Adviser rates the investments in our portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated C through F, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company.

The following table shows the composition of Private BDC debt investments on the A to F rating scale as of December 31, 2022:

December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$—	—
B	797,019	100.0%
C	—	—
D	—	—
E	—	—
F	—	—
Total	$797,019	100.0%

The following table shows the amortized cost of Private BDC performing and non-accrual debt investments as of December 31, 2022:

	December 31, 2022
(Amounts in thousands)	Amortized Cost	Percentage
Performing	$795,429	100.0%
Non-accrual	—	—
Total	$795,429	100.0%
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Adviser’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in the Adviser’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.
Results of Operations
The Company did not commence operations as of December 31, 2022.
The following table represents the operating results of the Private BDC for the period from January 27, 2022 (Inception) to December 31, 2022:
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

(Amounts in thousands)	Period from January 27, 2022 (Inception) to December 31, 2022
Total investment income	$29,241
Less: expenses	15,935
Net investment income (loss)	13,306
Net realized gain (loss)	172
Net change in unrealized gain (loss)	1,824
Net increase (decrease) in net assets resulting from operations	$15,302
Investment Income
Investment income for the Private BDC for the period from January 27, 2022 (Inception) to December 31, 2022 was as follows:

(Amounts in thousands)	Period from January 27, 2022 (Inception) to December 31, 2022
Interest	$26,386
Other	2,855
Total investment income	$29,241

Expenses
Expenses for the period from January 27, 2022 (Inception) to December 31, 2022 were as follows for TCAP:

(Amounts in thousands)	Period from January 27, 2022 (Inception) to December 31, 2022
Organizational costs	$527
Professional fees	168
Bank fees	—
Total net expenses	$696
Expenses for the period from January 27, 2022 (Inception) to December 31, 2022 were as follows for the Private BDC:

(Amounts in thousands)	Period from January 27, 2022 (Inception) to December 31, 2022
Interest	8,172
Management fees	2,253
Income incentive fees	2,061
Other	630
Administrative fees	518
Professional fees	440
Accounting fees	413
Offering costs	401
Organizational costs	391
Insurance fees	264
Capital gains incentive fees	249
Trustees' fees	143
Total net expenses	$15,935
Under the terms of the Administration Agreement and Investment Management Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party.
For the period from January 27, 2022 (Inception) to December 31, 2022, the Administrator charged approximately $518,000 for certain costs and expenses allocable to the Private BDC under the terms of the Administration Agreement.
Income Taxes, including Excise Taxes
We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To continue to qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from corporate-level U.S. federal income taxes.
Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the period from January 27, 2022 (Inception) to December 31, 2022, we did not accrue U.S. federal excise tax.
The Private BDC conducts certain activities through our wholly-owned subsidiary, Twin Brook Equity XXXIII Corp., a Delaware C corporation. Twin Brook Equity XXXIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the year ended December 31, 2022 and for the period from January 27, 2022 (Inception) to December 31, 2022, the Private BDC accrued $217,000 of U.S. federal tax expense related to Twin Brook Equity XXXIII Corp.
Net Change in Unrealized Gains (Losses) on Investment Transactions
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the period from January 27, 2022 (Inception) to December 31, 2022, net unrealized gains (losses) on the Private BDC investment transactions were as follows:

(Amounts in thousands)	Period from January 27, 2022 (Inception) to December 31, 2022
Net change in unrealized gain (loss) on non-controlled, non-affiliated investments	$1,590
Net change in unrealized gain (loss) on non-controlled, affiliated investments	234
Net change in unrealized gain (loss) on investment transactions	1,824
For the year ended December 31, 2022 and for the period from January 27, 2022 (Inception) to December 31, 2022, the net unrealized gain was primarily driven by an increase in the fair value of the Private BDC’s investments.
Net Realized Gains (Losses) on Investment Transactions
The realized gains and losses on fully and partially exited portfolio companies during the period from January 27, 2022 (Inception) to December 31, 2022 were as follows for the Private BDC:

(Amounts in thousands)	Period from January 27, 2022 (Inception) to December 31, 2022
Net realized gain (loss) on investments	$172
Net realized gain (loss) on investments	$172
Financial Condition, Liquidity, and Capital Resources
Our liquidity and capital resources primarily from the net proceeds of our continuous offering of common shares, cash flows from interest, dividends and fees earned from our investments and principal repayments, and credit facilities. The primary uses of our cash are (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including paying our Adviser and Administrator or its affiliates), (3) debt service of any borrowings and (4) cash distributions to the holders of our stock.
We may from time to time increase the size of our existing credit facilities. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

In connection with the Merger, the two existing credit facilities of the Private BDC were indirectly assumed by us, as each of the Private BDC’s subsidiaries became our subsidiaries in the Merger. On June 17, 2022, and as amended on October 28, 2022, Twin Brook Capital Funding XXXIII MSPV, LLC, as borrower (the “MSPV Borrower”), an indirect, wholly-owned subsidiary of the Private BDC, entered into a loan and servicing agreement (as amended, supplemented or otherwise modified from time to time, the “MSPV Credit Facility”) with Twin Brook Capital Funding XXXIII, LLC, as the transferor (the “MSPV Transferor”), AGTB Fund Manager, LLC, as the servicer, Morgan Stanley Asset Funding, Inc., as administrative agent, the lenders from time to time party thereto and The Bank of New York Mellon Trust Company, National Association, as the collateral agent, account bank and collateral custodian. Following the amendment, the MSPV Credit Facility created a revolving loan facility with a maximum principal amount of $500,000,000, subject to availability under a borrowing base which consists primarily of commercial loans acquired by the MSPV Borrower from the MSPV Transferor. The Borrower may, subject to the applicable prepayment premium, prepay the loans and/or terminate or reduce the revolving commitments under the MSPV Credit Facility at any time without penalty. The obligation of the lenders to make revolving commitments under the MSPV Credit Facility will terminate on June 17, 2025 (the “Reinvestment Period”) with a scheduled final maturity date of June 17, 2027. Following the amendment, the revolving loans will be subject to an interest rate, during the Reinvestment Period, of Term SOFR plus 2.50% per annum and thereafter, Term SOFR plus 3.00% per annum.
Further, on December 13, 2022, Twin Brook Capital Funding XXXIII ASPV, LLC, as borrower (the “ASPV Borrower”), an indirect, wholly-owned subsidiary of Private BDC, entered into a new Loan, Security and Collateral Management Agreement (as amended, supplemented or otherwise modified from time to time, the “ASPV Credit Facility”), with the Transferor, as the transferor, AGTB Fund Manager, LLC, as the collateral manager, Ally Bank, as administrative agent and arranger, Computershare Trust Company, National Association, as the collateral custodian, and the lenders from time to time party thereto. From time to time, the Transferor expects to sell and/or contribute certain investments to the ASPV Borrower. Proceeds from the ASPV Credit Facility will be used to finance the origination and acquisition of loans by the ASPV Borrower, including the purchase of such assets from the Transferor. Pursuant to the ASPV Credit Facility, and as a result of the Merger, the Fund retains a residual interest in assets contributed to or acquired by the ASPV Borrower through its ownership of the ASPV Borrower. The ASPV Credit Facility created a revolving loan facility with an initial maximum principal amount of $300,000,000, subject to availability under a borrowing base which consists primarily of commercial loans acquired by the ASPV Borrower from the Transferor. The ASPV Borrower may, subject to the applicable prepayment premium, prepay the loans and/or terminate or reduce the revolving commitments under the ASPV Credit Facility at any time without penalty. The obligation of the lenders to make revolving commitments under the ASPV Credit Facility will terminate on December 12, 2025 with a scheduled final maturity date of December 12, 2027. The revolving loans will be subject to an interest rate of daily simple SOFR plus 2.875% per annum.
There were $323.2 million outstanding borrowings as of December 31, 2022, for the Private BDC. Cash as of December 31, 2022, taken together with the available debt capacity of $130.7 million of the Private BDC, is expected to be sufficient for our investing activities and to conduct our operations.
As of December 31, 2022 the Private BDC had $38.5 million in cash. For the period from January 27, 2022 (Inception) to December 31, 2022, the Private BDC used $804.1 million in cash for operating activities, primarily as a result of funding portfolio investments of $909.1 million and partially offset by other operating activities of $105.0 million. Cash provided by financing activities was $842.6 million during the period, primarily the result of proceeds from the issuance of common shares and debt borrowings.
Equity
Subscriptions and Drawdowns

As of December 31, 2022, the Advisor contributed $50,000 of capital to the Company. In exchange for this contribution, the Advisor has received 2,000 Class I shares of the Company.
At the Effective Time of the Merger, common shares of beneficial interest, par value $0.001 per share, of Private BDC outstanding immediately prior to the Effective Time were converted into a number of Class I shares of beneficial interest, par value $0.001 per share, of TCAP (the “TCAP Common Shares”) equal to a ratio of one to one. As a result, TCAP issued an aggregate of approximately 20,943,030 TCAP Common Shares to former Private BDC shareholders. The TCAP Common Shares issued and outstanding immediately prior to the Effective Time remained outstanding upon the Effective Time and were unaffected by the Merger. As a result, immediately following the Merger, TCAP had approximately 20,945,030 Class I shares outstanding, and no Class S or D shares outstanding.

During the period from January 27, 2022 (Inception) to December 31, 2022, the Adviser of the Private BDC delivered the following capital call notices to investors:

Period from January 27, 2022 (Inception) to December 31, 2022
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
April 26, 2022	May 10, 2022	3,999,940	$100.00
June 15, 2022	June 30, 2022	3,000,000	$75.00
August 1, 2022	August 15, 2022	1,992,270	$50.00
August 17, 2022	August 31, 2022	3,020,428	$76.00
September 30, 2022	October 14, 2022	2,943,485	$75.00
October 12, 2022	October 26, 2022	4,031,627	$103.00
November 9, 2022	November 23, 2022	1,955,220	$50.30
Total		20,942,970	$529.30
Dividends
There were no dividends declared by the Company for the period from January 27, 2022 (Inception) to December 31, 2022.

The following table reflects dividends declared on Private BDC Common Shares during the period from January 27, 2022 (Inception) to December 31, 2022:

Period from January 27, 2022 (Inception) to December 31, 2022
Date Declared	Record Date	Payment Date	Dividend per Share
December 19, 2022	December 30, 2022	January 31, 2023	$0.75

Debt

In accordance with the 1940 Act, we can borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations.
The Company did not commence operations and did not have debt as of December 31, 2022.
On June 17, 2022, Twin Brook Capital Funding XXXIII MSPV, LLC, as borrower (the “MSPV Borrower”), an indirect, wholly-owned subsidiary of the Private BDC, entered into a new loan and servicing agreement (as amended, supplemented or otherwise modified from time to time, the “MSPV Credit Facility”) with Twin Brook Capital Funding XXXIII, LLC, as the transferor (the “Transferor”), AGTB Fund Manager, LLC, as the servicer, Morgan Stanley Asset Funding, Inc., as administrative agent, the lenders from time to time party thereto and The Bank of New York Mellon Trust Company, National Association, as the collateral agent, account bank and collateral custodian.
From time to time, the Transferor expects to sell and/or contribute certain investments to the MSPV Borrower. Proceeds from the MSPV Credit Facility will be used to finance the origination and acquisition of loans by the MSPV Borrower, including the purchase of such assets from the Transferor. The Private BDC retains a residual interest in assets contributed to or acquired by the MSPV Borrower through its ownership of the MSPV Borrower.
The MSPV Credit Facility created a revolving loan facility with an initial maximum principal amount of $300 million, subject to availability under a borrowing base which consists primarily of commercial loans acquired by the MSPV

Borrower from the Transferor, a wholly-owned subsidiary of the Company. The MSPV Borrower may, subject to the applicable prepayment premium, prepay the loans and/or terminate or reduce the revolving commitments under the MSPV Credit Facility at any time without penalty. The obligation of the lenders to make revolving commitments under the MSPV Credit Facility will terminate on June 17, 2025 (the “Reinvestment Period”) with a scheduled final maturity date of June 17, 2027. The revolving loans are subject to an interest rate, during the Reinvestment Period, of Term SOFR plus 2.25% per annum and thereafter, term SOFR plus 2.75% per annum.

On October 28, 2022, the MSPV Borrower entered into Amendment No. 1 of the MSPV Credit Facility, that increased the borrowing capacity by $200 million to an aggregate principal amount of $500 million, subject to availability under the borrowing base. With this amendment, the revolving loans will be subject to an interest rate, during the Reinvestment Period, of Term SOFR plus 2.50% per annum and thereafter, Term SOFR plus 3.00% per annum. The other material terms of the agreement were unchanged.
As of December 31, 2022, there were approximately $20 million in borrowings outstanding on the ASPV Credit Facility, and $303.2 million borrowings outstanding on the MSPV Credit Facility. The Private BDC incurred $6.7 million of interest and unused commitment fees for the period from January 27, 2022 (Inception) to December 31, 2022, which is included in interest expense on the consolidated statement of operations. The carrying values of borrowings outstanding under the debt facilities approximate fair value.

On December 13, 2022, Twin Brook Capital Funding XXXIII ASPV, LLC, as borrower (the “ASPV Borrower”), an indirect, wholly-owned subsidiary of the Private BDC, entered into a new Loan, Security and Collateral Management Agreement (as amended, supplemented or otherwise modified from time to time, the “ASPV Credit Facility”), with the Transferor, AGTB Fund Manager, LLC, as the collateral manager, Ally Bank, as administrative agent and arranger, Computershare Trust Company, National Association, as the collateral custodian, and the lenders from time to time party thereto.

From time to time, the Transferor expects to sell and/or contribute certain investments to the ASPV Borrower. Proceeds from the ASPV Credit Facility will be used to finance the origination and acquisition of loans by the ASPV Borrower, including the purchase of such assets from the Transferor. The Private BDC retains a residual interest in assets contributed to or acquired by the ASPV Borrower through its ownership of the ASPV Borrower.

The ASPV Credit Facility created a revolving loan facility with an initial maximum principal amount of $300 million, subject to availability under a borrowing base which consists primarily of commercial loans acquired by the ASPV Borrower from the Transferor, a wholly-owned subsidiary of the Private BDC. The ASPV Borrower may, subject to the applicable prepayment premium, prepay the loans and/or terminate or reduce the revolving commitments under the ASPV Credit Facility at any time without penalty. The obligation of the lenders to make revolving commitments under the ASPV Credit Facility will terminate on December 12, 2025 (the “Reinvestment Period”) with a scheduled final maturity date of December 12, 2027. The revolving loans will be subject to an interest rate of daily simple SOFR plus 2.875% per annum.

The ASPV Credit Facility is secured by all of the assets of the ASPV Borrower and a pledge of equity interests in the ASPV Borrower. Borrowings under the ASPV Credit Facility are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.
Debt obligations of the Private BDC consisted of the following as of December 31, 2022:

	As of December 31, 2022
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
ASPV Credit Facility	$300,000	$20,000	$311	$20,000
MSPV Credit Facility	$500,000	$303,200	$130,417	$303,200
Total debt	$800,000	$323,200	$130,728	$323,200
(1)The amount available reflects any limitations related to the facilities borrowing bases.

For the period from January 27, 2022 (Inception) to December 31, 2022, the components of interest expense for the Private BDC were as follows:

(Amounts in thousands)	Period from January 27, 2022 (Inception) to December 31, 2022
Interest expense	$7,066
Amortization of deferred financing costs	1,106
Total interest expense	$8,172
Average interest rate	5.54%
Average daily borrowings	$114,023
Off-Balance Sheet Arrangements
The Company did not commence operations and did not have off-balance sheet arrangements as of December 31, 2022.
Portfolio Company Commitments
Our investment portfolio may contain debt investments that are in the form of revolving lines of credit and unfunded delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. Unfunded portfolio company commitments and funded debt investments are presented on the consolidated schedule of investments at fair value. Unrealized appreciation or depreciation, if any, is included in the consolidated statement of assets and liabilities and consolidated statement of operations.

As of December 31, 2022, the Private BDC had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	December 31, 2022
First lien senior secured debt	(Amounts in thousands)
ACES Intermediate, LLC	$6,964
AHR Intermediate, Inc	12,139
ARC Healthcare Technologies, LLC	9,947
Ascent Lifting, Inc.	1,345
Benefit Plan Administrators of Eau Claire, LLC	8,990
BPCP WLF Intermedco LLC	7,876
Change Academy at Lake of the Ozarks, LLC	5,786
CPS Power Buyer, LLC	4,705
Custom Agronomics Holdings, LLC	2,312
Double E Company, LLC	4,314
Helpware, Inc.	3,205
Industrial Air Flow Dynamics, Inc.	2,114
IPC Pain Acquistion, LLC	11,945
Ironhorse Purchaser, LLC	11,624
ITSavvy LLC	4,784
Kwalu, LLC	5,061
Load One Purchaser Corporation	9,214
MacKenzie Childs Acquisition, Inc.	445
Medical Technology Associates, Inc.	1,929
NEFCO Holding Company, LLC	7,270
Optimized Marketing Acquisition, LLC	1,861
Propio LS, LLC	905
Raneys, LLC	1,522
RKD Group, LLC	4,905
Shasta Buyer, LLC	1,962
Sixarp, LLC	6,912
Soccer Post Acquisition, LLC	772
Sun Orchard, LLC	4,875
US Foot and Ankle Specialists, LLC	12,467
WCI Volt Purchaser, LLC	2,249
Yard-Nique, Inc	6,695
Zipline Logistics, LLC	6,214
Total unfunded portfolio company commitments	$243,089
We maintain sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that we may be required to fund. We seek to carefully manage our unfunded portfolio company commitments for purposes of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage ratio to cover any outstanding portfolio company unfunded commitments we are required to fund.

Investor Commitments
On September 29, 2022, the Adviser issued a capital call notice to investors relating to the sale of 2,943,485 Private BDC Common Shares for an aggregate offering price of $75.0 million. The sale closed on October 14, 2022.
On October 12, 2022, the Adviser issued a capital call notice to investors relating to the sale of 4,031,627 Private BDC Common Shares for an aggregate offering price of approximately $103.0 million. The sale closed on October 26, 2022. After this sale, all capital commitments were called from current investors.
On November 9, 2022, the Private BDC entered into subscription agreements with two additional investors for an aggregate commitment amount of $50.3 million bringing total fund commitments to $529.3 million. The Private BDC issued a capital call notice to these investors for the full commitment of $50.3 million due on November 23, 2022.
As of December 31, 2022, the Private BDC had $529.3 million in total capital commitments from investors, all of which were fully drawn. All capital was called prior to the Merger.
Contractual Obligations
The Company did not commence operations and did not have contractual obligations as of December 31, 2022.
A summary of the Private BDC’s contractual payment obligations under its credit facilities as of December 31, 2022 was as follows:

	Payment Due by Period
(Amounts in millions)	Total	Less than 1 year	1-3	3-5	More than 5 years
ASPV Credit Facility	$20.0	$—	$—	$20.0	$—
MSPV Credit Facility	$303.2	$—	$303.2	$—	$—
Total	$323.2	$—	$303.2	$20.0	$—

Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the Advisory Agreement, the Administration Agreement, Expense Support and Conditional Reimbursement Agreement and the Resource Sharing Agreement.
In addition to the aforementioned agreements, we intend to rely on exemptive relief that has been granted to us, our Adviser, and Angelo Gordon to permit us to co-invest with other funds managed by Angelo Gordon in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as any regulatory requirements and other pertinent factors. See “Item 8. – Notes to Consolidated Financial Statements – Note 5. Agreements and Related Party Transactions” for further description of our related party transactions.
Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors described in “Item 1A. Risk Factors.” See “Item 8. Financial Statement—Notes to Financial Statement—Note 2. Significant Accounting Policies.”
Good Faith Determinations of Fair Value (“Rule 2a-5”) under the 1940 Act was adopted by the SEC in December 2020 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act.
The Board has designated the Adviser as its “valuation designee’ pursuant to Rule 2a-5, and in that role the Adviser is responsible for performing fair value determinations relating to all of our investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies in accordance with valuation policies and procedures that have been approved by the Board. Even though the Board designated the Adviser as “valuation designee” the Board is ultimately responsible for the fair value determinations under the 1940 Act.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Uncertainty with respect to the economic effects of rising interest rates in response to inflation, the war in Russia and Ukraine and the ongoing COVID-19 pandemic has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed above. We are subject to financial market risks, including valuation risk and interest rate risk. The financial statements of the Private BDC, disclosed within Exhibit 99.1 of this 10-K, should be considered when reading the financial statements of TCAP.

Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and therefore, we will value these investments at fair value as determined in good faith by Adviser, pursuant to Rule 2a-5, based on, among other things, the input of independent third party valuation firm(s) engaged by the Adviser, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Interest Rate Risk
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We may fund portions of our investments with borrowings on a short term basis, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income.
As of December 31, 2022, 100% of the Private BDC’s debt investments based on fair value in our portfolio were at floating rates.
Based on the Private BDC’s Consolidated Statement of Assets and Liabilities as of December 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to Term SOFR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$16.3	$6.5	$9.8
Up 100 basis points	$8.2	$3.2	$5.0
Down 100 basis points	$(8.2)	$(3.2)	$(5.0)
Down 200 basis points	$(16.3)	$(6.5)	$(9.8)
To a limited extent, we may in the future hedge against interest rate fluctuations by using hedging instruments such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective.

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholder of AG Twin Brook Capital Income Fund

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of AG Twin Brook Capital Income Fund (the “Company”) as of December 31, 2022, and the related statements of operations, changes in net assets and cash flows for the period from January 27, 2022 (Inception) to December 31, 2022, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations, changes in its net assets and its cash flows for the period from January 27, 2022 (Inception) to December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 16, 2023

We have served as the auditor of one or more investment companies in the AG Twin Brook BDC group since 2019.

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, New York 10017-6204
T: (646) 471 3000, www.pwc.com/us

AG Twin Brook Capital Income Fund Statement of Assets and Liabilities

December 31, 2022
Assets
Cash	$49,724
Deferred offering costs	2,280,063
Total assets	$2,329,787
Liabilities
Due to affiliate	2,975,657
Total liabilities	2,975,657
Commitments and contingencies (Note 4)
Net assets
Class I common shares $0.001 par value, unlimited shares authorized; 2,000 shares issued and outstanding	$2
Additional paid-in-capital	49,998
Accumulated net loss	695,870
Total net assets	$(645,870)
Total liabilities and net assets	$2,329,787
Net asset value per share	$(322.94)

AG Twin Brook Capital Income Fund Statement of Operations

For the Period from January 27, 2022 (Date of Inception) through December 31, 2022
Investment loss
Expenses
Organizational costs	$527,496
Professional fees	168,098
Bank fees	276
Total expenses	$695,870
Investment loss	$695,870
Decrease in net assets resulting from operations	$695,870
Loss per share - basic and diluted	$347.94
Weighted average shares outstanding	$2,000

AG Twin Brook Capital Income Fund Statement of Changes in Net Assets

Period from January 27, 2022 (Inception) to December 31, 2022
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$(695,870)
Net increase (decrease) in net assets resulting from operations	(695,870)
Capital share transactions
Issuance of common shares	2
Additional paid in capital	49,998
Net increase (decrease) in net assets resulting from capital share transactions	50,000
Total increase (decreases) in net assets	(645,870)
Net assets, at beginning of period	—
Net assets, at end of period	$(645,870)

Capital share activity
Shares issued	2,000
Net increase in shares outstanding	2,000

AG Twin Brook Capital Income Fund
Statement of Cash Flows

Period from January 27, 2022 (Inception) to December 31, 2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(695,870)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Increase (decrease) in due to affiliate	2,975,657
Net cash provided by (used in) operating activities	2,279,787
Cash flows from financing activities
Proceeds from issuance of common shares	50,000
(Increase) in deferred offering costs	(2,280,063)
Net cash provided by (used in) financing activities	$(2,230,063)
Net change in cash	49,724
Cash
Cash, beginning of period	—
Cash, end of period	$49,724

AG Twin Brook Capital Income Fund Notes to Financial Statements December 31, 2022

1.Organization
AG Twin Brook Capital Income Fund (“TCAP” or the “Company”) is a Delaware statutory trust which was formed on January 27, 2022 (date of inception). AGTB Fund Manager, LLC (the “Advisor”), a wholly-owned subsidiary of Angelo, Gordon & Co., L.P. (“Angelo Gordon”), serves as the investment adviser of the Company. The Advisor is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940. The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
There were no operations other than those related to the Company’s organization and preparation for its public, ongoing offering prior to December 31, 2022. As of December 31, 2022, the Advisor contributed $50,000 of capital to the Company. In exchange for this contribution, the Advisor has received 2,000 Class I shares of the Company.
As of December 31, 2022, the Board of Trustees authorized the Company to issue an unlimited number of shares. On December 15, 2022, the Company’s registration statement on Form N-2, registering the continuous offer and sale (the “Offering”) of up to $5 billion in the Company’s common shares of beneficial interest, was declared effective by the Securities and Exchange Commission (“SEC”).
The Company’s investment objective is to seek to generate attractive, consistent total returns, predominantly in the form of current income and, to a lesser extent, capital appreciation, by targeting investment opportunities with favorable risk-adjusted returns. The Company was formed to merge with an affiliated privately offered, business development company, AGTB Private BDC, a Delaware statutory trust (the “Private BDC”), which has the same investment adviser, substantially the same investment objectives and policies as us and the same management and advisory fees as us (the “Merger”). On January 1, 2023, the Company, completed its merger (the “Merger”) with Private BDC, with TCAP continuing as the surviving company and Private BDC continuing as the accounting survivor. The Merger was completed pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated December 30, 2022, by and between TCAP and Private BDC. See “Subsequent Events” footnote.
2.Significant Accounting Policies
Basis of Accounting
The preparation of these financial statements is in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses, including organizational expenses and deferred offering costs, during the reporting period. Actual results could differ from those estimates.
Cash
Cash is comprised of cash on deposit with major financial institutions. The Company places its cash with high credit quality institutions to minimize credit risk exposure.
Organizational Costs

AG Twin Brook Capital Income Fund Notes to Financial Statements December 31, 2022
Organizational costs to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.
Offering Costs
Offering costs in connection with the offering of common shares of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations, which has not yet occurred. These expenses consist primarily of legal fees and other costs incurred with Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.
New Accounting Pronouncements
Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.
3.Federal Income Taxes
The Company intends to elect to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended. As a RIC, the Company generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes timely to its shareholders as dividends. Any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. For the period January 27, 2022 (date of inception) through December 31, 2022, there were no tax expenses and no interest and penalties were incurred.
4.Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings during the normal course of business. As of December 31, 2022, management was not aware of any pending or threatened litigation.
5.Agreements and Related Party Transactions
Administration Agreement
On October 25, 2022, the Company entered into an Administration Agreement (the “Administration Agreement”) with the Advisor (the “Administrator”). Under the terms of the Administration Agreement, the Administrator performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others.
The Company reimburses the Administrator for services performed for it pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for it by such affiliate or third party.
Unless earlier terminated as described below, the Administration Agreement will remain in effect until October 25, 2024 and from year to year thereafter if approved annually by the vote of the Board of Trustees of the Company

AG Twin Brook Capital Income Fund Notes to Financial Statements December 31, 2022
and the vote of a majority of the Company’s Independent Trustees. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other.
No person who is an officer, director, or employee of the Administrator or its affiliates and who serves as a trustee of the Company receives any compensation from the Company for his or her services as a trustee. However, the Company reimburses the Administrator (or its affiliates) for an allocable portion of the compensation paid by the Administrator or its affiliates to the Company’s officers who provide operational and administrative services, as well as their respective staffs and other professionals who provide services to the Company, who assist with the preparation, coordination and administration of the foregoing or provide other “back office” or “middle office”, financial or operational services to the Company (based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company). Trustees who are not affiliated with the Administrator receive compensation for their services and reimbursement of expenses incurred to attend meetings.
Investment Management Agreement
On October 25, 2022, the Company entered into an Investment Management Agreement (the “Investment Management Agreement”) with the Advisor. Under the terms of the Investment Management Agreement, the Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring the Company’s investments and portfolio companies on an ongoing basis.
Unless earlier terminated as described below, the Investment Management Agreement will remain in effect until October 25, 2024 and from year to year thereafter if approved annually by the vote of the Board of Trustees of the Company or by the vote of a majority of the outstanding voting securities of the Company, and the vote of a majority of the Company’s Independent Trustees. The Investment Management Agreement will automatically terminate in the event of assignment. The Investment Management Agreement may be terminated by either party without penalty; 1) on 60 days’ written notice by the Company, 2) by the vote of a majority of the outstanding voting securities of the Company, 3) by the vote of the Company’s trustees or, 4) on 120 days’ written notice by the Advisor.
From time to time, the Advisor may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Amounts payable to the Advisor are settled in the normal course of business without formal payment terms.
The Investment Management Agreement also provides that the Company reimburses the Advisor for certain organizational costs incurred prior to the commencement of the Company’s operations, and for certain offering costs.
As of December 31, 2022, the Company has a $1,752,567 payable to the Advisor for organizational and offering expenses, which is included in due to affiliate on the statement of assets and liabilities.
As of December 31, 2022, the Company has a $168,098 payable to the Advisor for professional fees, which is included in due to affiliate on the statement of assets and liabilities.
Under the terms of the Investment Management Agreement, the Company will pay the Advisor a base management fee and may also pay to it certain incentive fees. The cost of both the base management fee and the incentive fee will ultimately be borne by the Company’s shareholders. There were no base management fees or incentive fees as of December 31, 2022.
The base management fee is calculated at an annual rate of 1.25% of the Company’s net assets. For services rendered under the Investment Management Agreement, the base management fee is payable monthly in arrears. The base management fee is calculated based on the Company’s net assets at the first business day of the applicable month. For the first calendar month in which the Company has operations, net assets will be measured as the

AG Twin Brook Capital Income Fund Notes to Financial Statements December 31, 2022
beginning net assets as of the date on which the Company begins operations. Base management fees for any partial month or quarter will be appropriately pro-rated.
Pursuant to the Investment Management Agreement, the Advisor is entitled to an incentive fee (“Incentive Fee”), which consists of two components; an incentive fee based on income and an incentive fee based on capital gains.
The portion based on the Company’s income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement entered into between the Company and the Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees).
Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount (“OID”), debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.
Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).
The Company will pay the Advisor an incentive fee quarterly in arrears with respect to the Company’s Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25% per quarter (5.0% annualized) (the “hurdle rate” or “Hurdle”);
100% of the dollar amount of the Company’s Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the Hurdle but is less than a rate of return of 1.43% (5.72% annualized). The Company refers to this portion of its Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up.” The “catch-up” is meant to provide the Advisor with approximately 12.5% of the Company’s Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
12.5% of the dollar amount of the Company’s Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the Hurdle is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Advisor.
These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter.
The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized

AG Twin Brook Capital Income Fund Notes to Financial Statements December 31, 2022
appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain.
Expense Support and Conditional Reimbursement Agreement
The Company entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser on October 25, 2022. The Adviser may elect to pay certain expenses (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest or distributions and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.
Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment”. “Available Operating Funds” means the sum of (i) net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
No Reimbursement Payment for any month will be made if: (1) the “Effective Rate of Distributions Per Share” (as defined below) declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the “Operating Expense Ratio” (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. Pursuant to the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing operating expenses, less organizational and offering expenses, base management and incentive fees owed to Adviser, and interest expense, by net assets.
The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.
For the period from January 27, 2022 (Inception) to December 31, 2022, no such Expense Payments were made by the Adviser.
6.Financial Highlights
Financial highlights are not required for the period January 27, 2022 (date of inception) through December 31, 2022 as the Company has not issued any shares other than the initial 2,000 shares to the Adviser.
7.Subsequent Events
The Company’s management evaluated subsequent events through March 16, 2023, the date the financial statements were available to be issued. Management has determined that there are no additional material events that would require adjustment to or disclosure in the Company’s financial statements, other than those disclosed below.

AG Twin Brook Capital Income Fund Notes to Financial Statements December 31, 2022
On January 1, 2023, the Company completed the Merger with Private BDC, with TCAP continuing as the surviving company. The Merger was completed pursuant to Merger Agreement, dated December 30, 2022, by and between TCAP and Private BDC. Prior to the Merger closing, Private BDC was an affiliated, privately-offered business development company (“BDC”) managed by the Advisor. TCAP is a public, non-exchange traded BDC, with the same investment manager and investment objective as Private BDC.
The Boards of Trustees of both TCAP and Private BDC (each, a “Board”), in each case, including the majority of the trustees who are not “interested persons” (as such term is defined in the Investment Company Act of 1940, as amended (the “1940 Act”)), approved the Merger Agreement and the transactions contemplated thereby, consistent with the requirements under Rule 17a-8 of the 1940 Act. As a result, and as previously disclosed in TCAP’s registration statement on Form N-2, the Merger did not require shareholder approval by the shareholders of either TCAP or Private BDC for the Merger to be effected. The Merger Agreement contains customary representations and warranties by each of TCAP and Private BDC. The Merger Agreement also contains customary covenants, including, among others, covenants relating to the operation of each of TCAP’s and Private BDC’s businesses during the period prior to the closing of the Merger. Pursuant to the Merger Agreement, TCAP and Private BDC intend the Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and each received an opinion to that effect from Simpson, Thacher & Bartlett LLP in connection with the closing.
Pursuant to the Merger Agreement, TCAP and Private BDC caused the Merger to be consummated by filing a certificate of merger (the “Certificate of Merger”) with the Secretary of State of the State of Delaware on December 30, 2022. The Merger became effective on January 1, 2023 (the “Effective Time”), as agreed to by the parties and specified in the Certificate of Merger.
At the Effective Time, common shares of beneficial interest, par value $0.001 per share, of Private BDC outstanding immediately prior to the Effective Time were converted into a number of Class I shares of beneficial interest, par value $0.001 per share, of TCAP (the “TCAP Common Shares”) equal to a ratio of one to one. As a result, TCAP issued an aggregate of approximately 20.9 million TCAP Common Shares to former Private BDC shareholders. At the time of the Merger, Private BDC had approximately $529 million in net assets or $25.25 per share. At the time of the Merger, the Private BDC had approximately $824 million of investments at fair value and approximately $323 million of debt outstanding under the Private BDC’s credit facilities along with other operating assets and liabilities, all of which were assumed by TCAP in the Merger. The TCAP Common Shares issued and outstanding immediately prior to the Effective Time remained outstanding upon the Effective Time and were unaffected by the Merger. As a result, immediately following the Merger, TCAP had approximately 20.9 million Class I shares outstanding, and no Class S or D common shares outstanding.
The financial statements of the Private BDC are included as Exhibit 99.1 of this 10-K, should be considered when reading the financial statements of TCAP.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Annual Report.
Management’s Report on Internal Control over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Trustees, Executive Officers and Corporate Governance
Trustees and Executive Officers
Certain information pertaining to our Board of Trustees, or the Board, and executive officers as of the date of this report is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, and certain directorships that each person held during the last five years. We have divided the trustees into two groups - independent trustees and interested trustees.

Name(1)	Age	Position(s)
Interested Trustees(2)(3)
Trevor Clark	57	Trustee, Chairman of the Board, Chief Executive Officer, and President of the Company. President and Chief Executive Officer of the Advisor. Managing Director of Angelo Gordon.
Terrence Walters	43	Trustee, Chief Financial Officer, and Treasurer of the Company. Chief Financial Officer and Treasurer of the Advisor, Managing Director of Angelo Gordon.
Independent Trustees(2)
James E. Bowers	75	Trustee
James N. Hallene	61	Trustee
Lance A. Ludwick	56	Trustee
Executive Officers Who Are Not Trustees
Richa Gulati	42	Chief Compliance Officer
Jenny B. Neslin	40	General Counsel and Secretary
(1)The address for each trustee is c/o AG Twin Brook Capital Income Fund, 245 Park Avenue, 26th Floor, New York, New York 10167.
(2)Our trustees are divided into three classes, each holding office for a three-year term. However, the initial members of the three classes have initial terms of one, two and three years, respectively. At each annual meeting of shareholders, the successors to the class of trustees whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election. Each trustee will hold office for the term to which he or she is elected and serve until his or her successor is duly elected and qualified.
(3)“Interested person” of our company as defined in Section 2(a)(19) of the 1940 Act. Messrs. Clark and Walters are each an “interested person” because of their affiliation with Angelo Gordon.
Interested Trustees
Trevor Clark.  Mr. Clark joined Angelo Gordon in 2014 to establish Twin Brook Capital Partners, the firm’s middle market direct lending loan business. He is a Managing Director and a member of the firm’s Executive Committee, Chief Executive Officer and President of the Advisor, and a trustee and Chairman of the Board of the Fund. Prior to joining Angelo Gordon, Mr. Clark was a co-founder and CEO of Madison Capital Funding LLC (“Madison Capital”), a wholly owned subsidiary of New York Life Investments, where he oversaw all operational and strategic activities of the middle market lending operation. At Madison Capital, Mr. Clark led the Executive Committee that was responsible for all credit granting decisions and managed the relationship with New York Life Investments and other third-party investors. Prior to forming Madison Capital, Mr. Clark held various positions in loan underwriting and origination at Antares Capital, GE Capital, and Bank of America. He holds a B.A. degree from the University of Iowa, Iowa City and an M.B.A. degree from Indiana University, Bloomington.
Terrence Walters.  Mr. Walters serves as a trustee, Chief Financial Officer and Treasurer of the Fund.  Mr. Walters joined Angelo Gordon in 2019 as a Managing Director and serves as the Chief Financial Officer of Twin Brook Capital Partners, its middle market direct lending loan business.  Mr. Walters previously served as Chief Accounting Officer for Twin Brook Capital Partners from 2019 to 2021.  Prior to joining the firm, Mr. Walters spent eight years in various roles with Victory Park Capital Advisors and Vitalogy Capital Partners.  Prior to that, Mr. Walters worked at Citadel Group’s fund administrator, Omnium, as well as Ernst & Young LLP.  Mr. Walters holds a B.A. degree in accountancy and finance from Augustana College and a M.Acc. degree from the University of Iowa.  He is a Certified Public Accountant (inactive).
Independent Trustees

James E. Bowers.  Mr. Bowers serves as an Independent Trustee and as a member of the Audit and Nominating and Corporate Governance Committees. He is the Chair of our Nominating and Corporate Governance Committee. Mr. Bowers also serves as an independent director of AG Twin Brook BDC, Inc. Since 2004, Mr. Bowers has served on the Board of Governors at Hartford Hospital. Since 2002, he has been a member of the Executive Committee of the Harvard Law School Association. From 2004 to 2018, Mr. Bowers was Senior Counsel at Day Pitney LLP. Since 2018, Mr. Bowers has been a private investor. Mr. Bowers holds a J.D. from Harvard Law School and a B.A. from the University of South Carolina.
James N. Hallene.  Mr. Hallene serves as an Independent Trustee and as a member of the Audit and Nominating and Corporate Governance Committees. Mr. Hallene also serves as an independent director of AG Twin Brook BDC, Inc. Mr. Hallene founded Capital Concepts Holdings, LLC, a Chicago-based private equity investment firm, in 1998 and currently serves as its principal. He is also a founding partner of CapX Partners, an equipment leasing finance company. Prior to founding Capital Concepts Holdings, LLC and CapX Partners, Mr. Hallene co-founded a data-consolidation company called MaxMiles. Prior to that, Mr. Hallene was employed at American National Bank, where he oversaw credit, mortgage, treasury management, and technology business units. Mr. Hallene served as vice chairman of MB Financial Corporation and is on the corporate boards of KeHE Distributors, LLC, The Hallstar Company, VSA Partners Holdings and Attorney’s Title Guaranty Fund, Inc. He holds a B.A. in economics from the University of Illinois and an M.B.A. from Northwestern University’s Kellogg Graduate School of Management.
Lance A. Ludwick.  Mr. Ludwick serves as an Independent Trustee and as a member of the Audit and Nominating and Corporate Governance Committees. He is the Chair of our Audit Committee. Mr. Ludwick also serves as an independent director of AG Twin Brook BDC, Inc. He is the Vice President of Mergers & Acquisitions at Sysco Corporation (the parent company of Bellissimo Holdings, LLC). Mr. Ludwick is also a principal of LC7 Advisors, LLC, a firm that provides M&A advisory services and management/operational improvement consulting. Prior to that Mr. Ludwick served as the Vice President for Mergers & Acquisitions and Corporate Strategy at US Foods, Inc. and the Vice President of Strategic Planning for Constellation Brands, Inc., as well as various other positions providing advice on mergers and acquisitions and corporate operational strategy. Mr. Ludwick holds a B.B.A. in Accounting from the University of Iowa.
Executive Officers Who Are Not Trustees

Richa Gulati joined Angelo Gordon in May 2022 as its Chief Compliance Officer and Associate General Counsel. Effective August 2022, Ms. Gulati also serves as the Chief Compliance Officer of AG Twin Brook BDC, Inc. Prior to joining Angelo Gordon, from 2015 to May 2022, Ms. Gulati served as Chief Compliance Officer and Counsel of Willett Advisors LLC, where she oversaw global compliance and regulatory affairs. Prior to Willett Advisors, Ms. Gulati served in various legal and compliance roles at Oaktree Capital Management, L.P. (2011 to 2015), and D.E. Shaw & Co., L.P. (2008 to 2011), and began her career as a litigation associate at Cleary Gottlieb Steen & Hamilton LLP (2005 to 2008). Ms. Gulati holds a B.A. degree from University of Texas at Austin and a J.D. degree from Harvard University.
Jenny B. Neslin joined Angelo Gordon’s legal team as a Managing Director in April 2021 and serves as the Fund’s General Counsel and Secretary. Ms. Neslin also serves as General Counsel and Secretary of AG Mortgage Investment Trust, Inc. (NYSE: MITT) and AG Twin Brook BDC, Inc., positions she has held since April 2021 and November 2021, respectively. Prior to joining Angelo Gordon, Ms. Neslin was Managing Director and Deputy General Counsel at Colony Capital, Inc. (NYSE: CLNY) (“Colony Capital”), which is now known as DigitalBridge Group, Inc. (NYSE: DBRG), from July 2013 to April 2021. At Colony Capital, Ms. Neslin was responsible for legal oversight of Colony Capital’s capital markets activities (including public and private equity and debt offerings), ongoing disclosure and reporting obligations under U.S. federal securities laws and corporate governance matters. In addition, from August 2015 to January 2018, Ms. Neslin served as General Counsel and Secretary for each of NorthStar Real Estate Income Trust, Inc. (“NS Income”) and NorthStar Real Estate Income II, Inc. (“NS Income II”). NS Income and NS Income II were public, non-traded real estate investment trusts managed by NorthStar Asset Management Group Inc. (“NorthStar”), until NorthStar’s merger with Colony Capital in January 2017. Prior to joining an affiliate of NorthStar in July 2013, Ms. Neslin was an associate in the Capital Markets group at Clifford Chance US LLP, where she primarily advised REITs and investment banks in public and private capital markets transactions. Ms. Neslin holds a Bachelor of Music in Music Business from New York University and a Juris Doctor from Benjamin N. Cardozo School of Law at Yeshiva University.

Corporate Governance
The Role of the Board/Board Leadership Structure
Our business and affairs are managed under the direction of the Board. The Board consists of five members, three of whom are Independent Trustees. Among other things, the Board sets broad policies for us and approves the appointment of our investment adviser, administrator and officers. The role of the Board, and of any individual Trustee, is one of oversight and not of management of our day-to-day affairs.

Under our bylaws, our Board of Trustees may designate one of our Trustees as chair to preside over meetings of our Board of Trustees and meetings of shareholders, and to perform such other duties as may be assigned to him or her by our Board of Trustees. The Board of Trustees has appointed Trevor Clark to serve in the role of chairperson of the Board of Trustees. The chairperson’s role is to preside at all meetings of the Board of Trustees and to act as a liaison with the Adviser, counsel and other Trustees generally between meetings. The chairperson serves as a key point person for dealings between management and the Trustees. The chairperson also may perform such other functions as may be delegated by the Board of Trustees from time to time. The Board of Trustees reviews matters related to its leadership structure annually. The Board of Trustees has determined that its leadership structure is appropriate because it allows the Board of Trustees to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of trustees and the full board in a manner that enhances effective oversight.

Board Role in Risk Oversight

The Board performs its risk oversight function primarily through (i) its standing committees, which report to the entire Board and are comprised solely of Independent Trustees, and (ii) active monitoring of our chief compliance officer and our compliance policies and procedures. Oversight of other risks is delegated to the committees.

Oversight of our investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of our investment activities. The Board anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.

We believe that the role of the Board in risk oversight is effective and appropriate given the extensive regulation to which we are already subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, we are limited in our ability to enter into transactions with our affiliates, including investing in any portfolio company in which one of our affiliates currently has an investment.
Board Meetings and Attendance
During 2022, our Board met two times, the Audit Committee met one time, and the Nominating and Corporate Governance Committee met one time. All of the Trustees attended at least 75% of the meetings of the Board and committees on which they serve.
Committees of the Board of Trustees

Our Board of Trustees has established two committees: an audit committee and a nominating and corporate governance committee, and may establish additional committees in the future. We do not have a compensation committee because our executive officers do not receive any direct compensation from us. The Fund will hold annual meetings of shareholders. All trustees are expected to attend at least 75% of the aggregate number of meetings of our Board and of the respective committees on which they serve. We require each trustee to make a diligent effort to attend all Board and committee meetings as well as each annual meeting of our shareholders.

Audit Committee. The Audit Committee is currently composed of James E. Bowers, James N. Hallene and Lance A. Ludwick, all of whom are not considered “interested persons” of our company as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Ludwick serves as Chairman of the Audit Committee. Our Board has determined that Mr. Ludwick is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Messrs. Bowers, Hallene and Ludwick meet the current requirements of Rule 10A-3 under the Exchange

Act. The Audit Committee operates pursuant to a charter approved by our Board, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to our Board regarding the valuation of our loans and investments; selecting our independent registered public accounting firm; reviewing with such independent registered public accounting firm the planning; scope and results of their audit of our financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing our annual audited financial statements; overseeing internal audit staff, if any, and periodic filings; and receiving our audit reports and financial statements.

A copy of the charter of the Audit Committee is available in print to any shareholder who requests it, and it will also be available on the Fund’s website at www.AGTBCAP.com.

Nominating and Corporate Governance Committee. The members of the Nominating and Corporate Governance Committee are our Independent Trustees. James E. Bowers serves as chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating trustees for election by our shareholders, selecting nominees to fill vacancies on the board or a committee of the board, developing and recommending to the board a set of corporate governance principles and overseeing the evaluation of the board and our management.

The Nominating and Corporate Governance Committee seeks candidates who possess the background, skills and expertise to make a significant contribution to our Board, our Fund and our shareholders. In considering possible candidates for election as a trustee, the Nominating and Corporate Governance Committee takes into account, in addition to such other factors as it deems relevant, the desirability of selecting trustees who:

• are of high character and integrity;
• are accomplished in their respective fields, with superior credentials and recognition;
• have relevant expertise and experience upon which to be able to offer advice and guidance to management;
• have sufficient time available to devote to our affairs;
• are able to work with the other members of our Board and contribute to our success;
• can represent the long-term interests of our shareholders as a whole; and
• are selected such that our Board represents a range of backgrounds and experience.

The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying trustee nominees. In determining whether to recommend a trustee nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of our Board as a whole. The Nominating and Corporate Governance Committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to our Board, when identifying and recommending trustee nominees. The Nominating and Corporate Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting trustee nominees is consistent with the goal of creating a board of trustees that best serves our needs and the interests of our shareholders.

A copy of the charter of the Nominating and Corporate Governance Committee is available in print to any shareholder who requests it, and it will also be available on the Fund’s website at www.AGTBCAP.com.
Communications Between Shareholders and the Board of Trustees
Shareholders and other interested parties may contact any member (or all members) of the Board of Trustees by mail. To communicate with the Board of Trustees, any individual Trustees or any group or committee of Trustees, correspondence should be addressed to the Board of Trustees or any such individual Trustees or group or committee of Trustees by either name or title. All such correspondence should be sent to c/o AG Twin Brook Capital Income Fund, 245 Park Avenue, 26th Floor, New York, New York 10167.
Code of Ethics
We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. The code of ethics is applicable to our executive officers and trustees, as well as all employees of our Adviser who provide services to the Company. We hereby undertake to provide a copy of the codes to any person, without charge, upon request. Requests for a copy of the codes may be made in writing addressed to the Secretary of the Company, Jenny

B. Neslin, AG Twin Brook Capital Income Fund, 245 Park Avenue, 26th Floor, New York, NY  10167. We intend to disclose any amendments to or waivers of required provisions of the code of ethics on Form 8-K or on the Company’s website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1940 Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to fiscal year ended December 31, 2022, such persons complied with all such filing requirements.
Item 11. Executive Compensation
Compensation Discussion and Analysis
We do not currently have any employees and do not expect to have any employees. Our executive officers, who are employees of Angelo Gordon, do not receive any direct compensation from us. We have agreed to reimburse the Administrator for our allocable portion of the compensation paid to or compensatory distributions received by our Chief Financial Officer, Chief Compliance Officer, General Counsel and any of their respective staff who provide services to us, operations staff who provide services to us, and any internal audit staff, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. In addition, to the extent that the Administrator outsources any of its functions, we will pay the fees associated with such functions at cost. We have agreed to reimburse the Administrator for our allocable portion of the compensation of any personnel that it provides for our use.
The advisory agreement and the administration agreement each provides that the Advisor and its officers, directors, controlling persons and any other person or entity affiliated with them acting as our agent shall be entitled to indemnification (including reasonable attorneys’ fees and amounts reasonably paid in settlement) for any liability or loss suffered by the Advisor or such other person, and the Advisor and such other person shall be held harmless for any loss or liability suffered by us, if (i) the Advisor has determined, in good faith, that the course of conduct which caused the loss or liability was in our best interests, (ii) the Advisor or such other person was acting on behalf of or performing services for us, (iii) the liability or loss suffered was not the result of willful malfeasance, bad faith or gross negligence by the Advisor or an affiliate thereof acting as our agent, and (iv) the indemnification or agreement to hold the Advisor or such other person harmless is only recoverable out of our net assets and not from our shareholders.

Compensation of Trustees
Our Trustees who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees. These Trustees are Lance A. Ludwick, James N. Hallene, and James E. Bowers. Our Independent Trustees’ annual retainer fee is $60,000 payable quarterly in cash on a prorated basis.
We also reimburse each of the Trustees for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

We will not pay compensation to our Trustees who also serve in an executive officer capacity for us or the Adviser.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth, as of March 16, 2023 information with respect to the beneficial ownership of our Common Shares by:

• each person known to us to be expected to beneficially own more than 5% of the outstanding Common Shares;
• each of our Trustees and each executive officers; and
• all of our Trustees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Common Shares subject to options that are currently exercisable or exercisable within 60 days of the offering. Common Shares outstanding exclude March 1, 2023 subscriptions since the issuance price is not yet finalized at the date of this filing.

	Shares Beneficially Owned
Name and Address	Number	Percentage (1)
Interested Trustees
Trevor Clark	—	—
Terrence Walters	—	—
Independent Trustees(2)
James E. Bowers	—	—
James N. Hallene	—	—
Lance A. Ludwick	—	—
Executive Officers who are not Trustees(1)
Jenny B. Neslin	—	—
Richa Gulati	—	—
All officers and Trustees as a group (7 persons)	—	—
5% Shareholders
AGTB BDC Holdings, L.P.(3)	8,902,078.502	42.50%
State Teachers Retirement System of Ohio(4)	3,963,691.070	18.92%
Affiliated Independent Distributors, Inc.(5)	1,987,459.919	9.49%
Permanent Fund Investments, LLC(6)	1,987,459.919	9.49%
The Nomura Trust and Banking Co. Ltd. as the Trustee of Nomura Angelo Gordon BDC Fund (Yen Hedged Type) 2210 and as the Trustee of Nomura Angelo Gordon BDC Fund (Unhedged Type) 2210(7)	1,955,220.399	9.34%
CCLF-LA Supporting Organization(8)	1,195,624.237	5.71%

(1)	Percentage of 20,945,029.857 outstanding Common Shares of the Fund as of March 16, 2023.
(2)	The address for all of the Fund’s officers and Trustees is c/o AG Twin Brook Capital Income Fund, 245 Park Avenue, 26th Floor, New York, New York 10167.
(3)	AGTB BDC Holdings GP LLC ("BDC Holdings GP") is the sole general partner of AGTB BDC Holdings, L.P. (“BDC Holdings”). Angelo Gordon is the investment advisor to BDC Holdings and sole member of BDC Holdings GP, AG GP LLC ("AG GP") is the sole general partner of Angelo Gordon, and Mr. Josh Baumgarten and Mr. Adam Schwartz are the co-managing members of AG GP. Each of Messrs. Baumgarten and Schwartz, and AG GP may be deemed to control Angelo Gordon. Each of BDC Holdings GP, Angelo Gordon, AG GP and Messrs. Baumgarten and Schwartz disclaim beneficial ownership of the Common Shares reported herein except to the extent of its or his pecuniary interest therein. The address for AGTB BDC Holdings, L.P. is 245 Park Avenue, 26th Floor, New York, New York 10167.
(4)	The address for State Teachers Retirement System of Ohio is 275 East Broad Street, Columbus, Ohio 43215.
(5)	The address for Affiliated Independent Distributors, Inc. is 500 E. Swedesford Rd., Suite 200, Wayne, Pennsylvania 19087.
(6)	The address for Permanent Fund Investments, LLC is c/o The Southern Ute Indian Tribe, 356 Ouray Dr., Ignacio, Colorado 81137.
(7)	The address for The Nomura Trust and Banking Co. Ltd. is 2-2-2, Otemachi, Chiyoda-Ku, Tokyo, Japan 100-0004.
(8)	The address for CCLF-LA Supporting Organization is 3440 Wilshire Blvd. #530, Los Angeles, California 90010.

DOLLAR RANGE OF SECURITIES BENEFICIALLY OWNED BY TRUSTEES
Set forth in the table below is the dollar range of our equity securities beneficially owned by each trustee as of the date of this report.

Name of Trustee	Dollar Range of Equity Securities Beneficially Owned in the Company(1)(2)
Independent Trustees:
James E. Bowers	None
James N. Hallene	None
Lance A. Ludwick	None
Interested Trustees:
Trevor Clark	None
Terrence Walters	None
(1)The dollar ranges are as follows: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000 or over $100,000.
(2)Beneficial ownership determined in accordance with Rule 16a-1(a)(2) under the Exchange Act.
Item 13.    Certain Relationships and Related Transactions and Trustee Independence
Certain Relationships and Related Party Transactions

Advisory Agreement; Administration Agreement

We have entered into the Advisory Agreement with the Adviser pursuant to which we pay the Adviser a management fee at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first business day of the applicable month. For purposes of the Advisory Agreement, net assets means the Company’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. We also pay the Adviser a two-part incentive fee based on (i) the amount by which our pre-incentive fee net investment income returns exceed a certain “hurdle rate” and (ii) our capital gains. In addition, pursuant to the Advisory Agreement and the Administration Agreement, we will reimburse the Adviser and Administrator for certain expenses as they occur. See “Item 1. Business-Investment Advisory Agreement; Administration Agreement,” and “Item 1. Business-Payment of Our Expenses under the Investment Advisory and Administration Agreements.” Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board, including a majority of independent trustees, or by the holders of a majority of our outstanding voting securities (as defined by the 1940 Act) and, in each case, a majority of the Independent Trustees.
Resource Sharing Agreement
The Advisor is a registered investment adviser under the Advisers Act. The Company’s investment activities are managed by its investment adviser, which is responsible for (i) originating prospective investments, (ii) conducting research and due diligence investigations on potential investments, (iii) analyzing investment opportunities, (iv) negotiating and structuring the Company’s investments, and (v) monitoring the Company’s investments and portfolio companies on an ongoing basis.
The Advisor has entered into a resource sharing agreement with Angelo Gordon, pursuant to which Angelo Gordon will provide the Advisor with experienced investment professionals (including the members of the Advisor's Investment Committee) and access to the resources of Angelo Gordon to enable the Advisor to fulfill its obligations under the Investment Management Agreement.  Through the Resource Sharing Agreement, the Advisor intends to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Angelo Gordon’s investment professionals.
Several of our executive officers and our Chair of the board of trustees have ownership and financial interests in Angelo Gordon. Our Chief Executive Officer also serves as the Portfolio Manager of several Angelo Gordon funds that currently and in the future will have investment objectives similar to ours. In addition, our executive officers and trustees serve or may serve as officers, directors or principals of entities that operate in the same or related line of business as we do or of investment funds, accounts, or investment vehicles managed by Angelo Gordon and/or its affiliates. Similarly, Angelo Gordon and its affiliates may have other clients with similar, different or competing investment objectives.
Co-Investment Relief

An affiliate of the Adviser has received an exemptive order from the U.S. Securities and Exchange Commission (the “SEC”) that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Fund’s board of trustees (the “Board of Trustees” and each member of the Board of Trustees, a “Trustee”) may establish objective criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Fund will have the opportunity to participate with one or more listed or private Angelo Gordon-managed BDCs, including us (the “Angelo Gordon BDCs”), and other public or private Angelo Gordon funds that target similar assets. If an investment falls within the Board Criteria, Angelo Gordon must offer an opportunity for the Angelo Gordon BDCs to participate. The Angelo Gordon BDCs may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Angelo Gordon BDCs (e.g., based on investment strategy). The co-investment would generally be allocated to us, any other Angelo Gordon BDCs (including AG Twin Brook BDC, Inc.) and the other Angelo Gordon funds that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board of Trustees at the next quarterly board meeting.
License Agreement
We have also entered into a trademark license agreement with Angelo Gordon under which Angelo Gordon has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Angelo Gordon” and other similar related marks.

The Merger

In connection with the Company’s Merger with the Private BDC, on December 30, 2022, the Company and the Private BDC entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Boards of Trustees of both the Company and Private BDC, in each case, including the majority of the trustees who are not “interested persons” (as such term is defined in the Investment Company Act of 1940, as amended (the “1940 Act”)), approved the Merger Agreement and the transactions contemplated thereby, consistent with the requirements under Rule 17a-8 of the 1940 Act.

Pursuant to the Merger Agreement, the Company and Private BDC caused the Merger to be consummated by filing a certificate of merger (the “Certificate of Merger”) with the Secretary of State of the State of Delaware on December 30, 2022. The Merger became effective on January 1, 2023 (the “Effective Time”), as agreed to by the parties and specified in the Certificate of Merger.

At the Effective Time, common shares of beneficial interest, par value $0.001 per share, of Private BDC outstanding immediately prior to the Effective Time were converted into a number of the Company’s Class I shares of beneficial interest, par value $0.001 per share, equal to a ratio of one to one.
Related Party Transactions
The Audit Committee conducts quarterly reviews of any potential related party transactions brought to its attention and, during these reviews, it also considers any conflicts of interest brought to its attention pursuant to the Company's Code of Conduct or Code of Ethics. Each of our trustees and executive officers is instructed and periodically reminded to inform Compliance of any potential related party transactions. In addition, each such trustee and executive officer completes a questionnaire on an annual basis designed to elicit information about any potential related party transactions.

Trustee Independence

For information regarding the independence of our trustees, see “Item 10. Trustees, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services
PricewaterhouseCoopers LLP, or PwC, has been selected to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2022. We know of no direct financial or material indirect financial interest of PwC in us.
Fees
PwC has acted as our independent registered public accounting firm for the fiscal year ended December 31, 2022. Set forth in the table below are audit fees and non-audit related fees billed to us by PwC for professional services performed for our fiscal year ended December 31, 2022.

Fiscal Year	Audit Fees*	Audit-Related Fees**	Tax Fees***	All Other Fees****
2022	$80,000	$—	$—	$—
*    “Audit Fees” consist of fees billed to us by PwC, for professional services rendered for the audit of our year-end financial statements.
**    “Audit-Related Fees” are those fees billed to us by PwC relating to audit services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”
***    “Tax Fees” are those fees billed to us by PwC in connection with tax compliance services, including primarily the review of our income tax returns.
****    “All Other Fees” are those fees billed to us by PwC in connection with permitted non-audit services.
Our audit committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for us. All of the audit and non-audit services described above for which PwC billed us for the fiscal years ended December 31, 2022 were pre-approved by the audit committee.

PART IV
Item 15. Exhibits.

Exhibit No.	Description
3.1
Second Amended and Restated Agreement and Declaration of Trust, dated January 1, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023)

3.2	Amended and Restated Bylaws, dated January 1, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023)
4.1*	Description of Securities
10.1*	Investment Management Agreement, dated October 25, 2022, by and between the Company and the Adviser
10.2*	Amended and Restated Intermediary Manager Agreement, dated March 1, 2023, by and between the Company and Foreside Financial Services, LLC
10.3
Form of Selected Intermediary Agreement (incorporated by reference to Exhibit 99.(H)(2) to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form N-2/A, filed with the SEC on December 12, 2022)

10.4*	Distribution and Servicing Plan, dated October 25, 2022
10.5*	Global Custody Agreement, dated December 15, 2022, by and between the Company and The Bank of New York Mellon Trust Company, National Association
10.6*	Administration Agreement, dated October 25, 2022, by and between the Company and the Adviser
10.7*	Services Agreement, dated October 24, 2022, by and between the Company and DST Systems, Inc.
10.8*	Expense Support and Conditional Reimbursement Agreement, dated October 25, 2022, by and between the Company and the Adviser
10.9
Loan and Servicing Agreement, dated as of June 17, 2022, by and among Twin Brook Capital Funding XXXIII MSPV, LLC, Twin Brook Capital Funding XXXIII, LLC. AGTB Fund Manager, LLC, the Lenders (defined therein) party thereto, Morgan Stanley Asset Funding, Inc. and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023)

10.10
Amendment No.1 to Loan and Servicing Agreement, dated as of October 28, 2022, by and among Twin Brook Capital Funding XXXIII MSPV, LLC, Twin Brook Capital Funding XXXIII, LLC. AGTB Fund Manager, LLC, the Lenders (defined therein) party thereto, Morgan Stanley Asset Funding, Inc. and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023)

10.11
Loan, Security and Collateral Management Agreement, dated as of December 13, 2022, by and among Twin Brook Capital Funding XXXIII ASPV, LLC, Twin Brook Capital Funding XXXIII, LLC, AGTB Fund Manager, LLC, the Lenders (defined therein) party thereto, Ally Bank and Computershare Trust Company, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023)

10.12*	AG Twin Brook Capital Income Fund Multiple Class Plan, dated October 25, 2022
10.13*	Distribution Reinvestment Plan, dated October 25, 2022
14.1*	Joint Code of Ethics of AG Twin Brook Capital Income Fund and AGTB Fund Manager, LLC
21.1*	List of Subsidiaries
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Trevor Clark pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Terrence Walters pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Trevor Clark pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Terrence Walters pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Audited Financial Statements of AGTB Private BDC
___________________
*Filed herewith
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG TWIN BROOK CAPITAL INCOME FUND

March 16, 2023	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer, Chairman of the Board of Trustees, and Trustee
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Trevor Clark, Terrence Walters and Jenny B. Neslin as his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2023	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer, Chairman of the Board of Trustees, and Trustee
(Principal Executive Officer)

March 16, 2023	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer, Treasurer and Trustee
(Principal Financial Officer and Principal Accounting Officer)

March 16, 2023	By:	/s/ James E. Bowers
James E. Bowers
Independent Trustee

March 16, 2023	By:	/s/ James N. Hallene
James N. Hallene
Independent Trustee

March 16, 2023	By:	/s/ Lance A. Ludwick
Lance A. Ludwick
Independent Trustee