Form 10-Q
period 2023-03-31
AG Twin Brook Capital Income Fund
filed 2023-05-12
CIK 1913724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 814-01520
AG Twin Brook Capital Income Fund
(Exact name of registrant as specified in its charter)

Delaware	88-6102187

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, 26th Floor, New York, NY	10167
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code): (212) 692-2000
________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.001 per share
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
Yes ☐ No ☒
As of May 12, 2023, the registrant had 22,338,003 common shares of beneficial interest, $0.001 par value per share, outstanding. Common Shares outstanding exclude May 1, 2023 subscriptions since the issuance price is not yet finalized at the date of this filing.

PART I	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Consolidated Statements of Assets and Liabilities as of March 31, 2023 (Unaudited) and December 31, 2022	2
	Consolidated Statements of Operations for the Three Months Ended March 31, 2023 (Unaudited) and for the Period January 27, 2022 (Date of Inception) through March 31, 2022	3
	Consolidated Statements of Changes in Net Assets for the Three Months Ended March 31, 2023 (Unaudited) and for the Period January 27, 2022 (Date of Inception) through March 31, 2022 (Unaudited)	4
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 (Unaudited) and for the Period January 27, 2022 (Date of Inception) through March 31, 2022 (Unaudited)	5
	Consolidated Schedules of Investments as of March 31, 2023 (Unaudited) and December 31, 2022	6
	Notes to Consolidated Financial Statements (Unaudited)	18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	53

PART II	OTHER INFORMATION	54
Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Mine Safety Disclosures	54
Item 5.	Other Information	54
Item 6.	Exhibits	55
Signatures		56

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $849,493 and $795,429, respectively)	$851,253	$797,019
Non-controlled/affiliated investments at fair value (amortized cost of $30,625 and $27,234, respectively)	33,380	27,468
Cash	24,045	22,659
Restricted cash	23,578	15,850
Deferred financing costs	7,604	7,892
Interest receivable	3,320	6,023
Deferred offering costs	1,973	459
Prepaid expenses	49	138
Total assets	$945,202	$877,508
Liabilities
Debt (Note 5)	$383,100	$323,200
Interest payable	5,848	4,782
Dividend payable	3,825	15,707
Accrued expenses and other liabilities payable to affiliate	1,692	1,064
Management fees payable	1,640	1,397
Income incentive fee payable	1,486	1,412
Capital gains incentive fee payable	584	249
Deferred tax liability	578	—
Deferred income	500	614
Due to affiliate	428	188
Total liabilities	399,681	348,613
Commitments and contingencies (Note 7)
Net assets
Class I common shares $0.001 par value, unlimited shares authorized; 21,250,422 and 20,943,030 shares issued and outstanding, respectively	$21	$21
Additional paid-in-capital	535,327	528,878
Total distributable earnings (loss)	10,173	(4)
Total net assets	545,521	528,895
Total liabilities and net assets	$945,202	$877,508
Net asset value per share	$25.67	$25.25
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31, 2023 (Unaudited)	Period January 27, 2022 (Date of Inception) through March 31, 2022
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$24,139	$—
Other	928	—
Total investment income from non-controlled, non-affiliated investments:	25,067	—
Total investment income	25,067	—
Expenses
Interest	$7,692	$—
Income incentive fees	1,670	—
Management fees	1,640	—
Other	864	—
Administrative fees(1)	751	—
Offering costs	782	—
Professional fees	552	—
Organizational costs	528	319
Capital gains incentive fees	334	—
Accounting fees	158	—
Insurance fees	89	—
Trustees' fees	44	—
Total expenses	15,104	319
Net investment income (loss)	9,963	(319)
Net realized and unrealized gain (loss) on investment transactions
Net realized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	(18)	—
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	170	—
Non-controlled, affiliated investments	2,521	—
Total net realized and unrealized gain (loss) on investment transactions	2,673	—
Net increase (decrease) in net assets resulting from operations	$12,636	$(319)
Net investment income (loss) per share - basic and diluted	$0.47	$(5,316.67)
Earnings (loss) per share - basic and diluted	$0.60	$(5,316.67)
Weighted average shares outstanding - basic and diluted	21,046,827	60
(1)Refer to Note 6 - Agreements and Related Party Transactions
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2023	Period January 27, 2022 (Date of Inception) through March 31, 2022
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$9,963	$(319)
Net change in realized gain (loss)	(18)	—
Net change in unrealized gain (loss)	2,691	—
Net increase (decrease) in net assets resulting from operations	12,636	(319)
Dividends
Dividends declared from earnings	(3,825)	—
Net increase (decrease) in net assets resulting from dividends	(3,825)	—
Capital share transactions
Issuance of common shares	7,815	2
Net increase (decrease) in net assets resulting from capital share transactions	7,815	2
Total increase (decreases) in net assets	16,626	(317)
Net assets, at beginning of period	528,895	—
Net assets, at end of period	$545,521	$(317)

Capital share activity
Shares issued	305,392	60
Net increase in shares outstanding	305,392	60
Dividends declared per share	$0.18	$—
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31, 2023	Period January 27, 2022 (Date of Inception) through March 31, 2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$12,636	$(319)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	18	—
Net change in unrealized (appreciation) depreciation on investments	(2,691)	—
Net accretion on debt instruments	(1,164)	—
Net paydown gain on debt instruments	(42)	—
Purchases and drawdowns of investments	(111,634)	—
Proceeds from sales and paydowns of investments	55,367	—
Amortization of deferred financing costs	438	—
Amortization of deferred offering costs	782	—
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	2,703	—
(Increase) decrease in prepaid expenses	89
Increase (decrease) in interest payable	1,066	—
Increase (decrease) in income incentive fees payable	74	—
Increase (decrease) in capital gains incentive fees payable	335	—
Increase (decrease) in management fees payable	243	—
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	628	557
Increase (decrease) in deferred income	(114)	—
Increase (decrease) in due to affiliate	240	—
Increase (decrease) in deferred tax liability	578
Net cash used in operating activities	(40,448)	238
Cash flows from financing activities
Dividends paid	(15,707)	—
Proceeds from issuance of common shares	7,815	2
Borrowings on debt	106,000	—
Payments on debt	(46,100)	—
Payments for deferred financing costs	(150)	—
Payments for deferred offering costs	(2,296)	(238)
Net cash provided by (used in) financing activities	49,562	(236)
Net change in cash	9,114	2
Cash
Cash, beginning of period	38,509	—
Cash, end of period	$47,623	$2

Supplemental and non-cash information
Cash paid during the period for interest	$6,188	$—
Dividends payable	$3,825	$—
The following table provides a reconciliation of cash and restricted cash reported within the consolidated statement of assets and liabilities:
Cash	$24,045	$2
Restricted cash	23,578	—
Total cash and restricted cash	$47,623	$2
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt
Air freight and logistics
Load One Purchaser Corporation (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.16%	6/21/2028	$6,080	$(99)	$(97)	(0.02)%
Load One Purchaser Corporation	First lien senior secured revolving loan	S +	6.00%	11.16%	6/21/2028	3,482	288	294	0.05%
Load One Purchaser Corporation	First lien senior secured term loan	S +	6.00%	11.16%	6/21/2028	13,443	13,201	13,227	2.42%
Zipline Logistics, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.91%	9/19/2027	4,527	(81)	(75)	(0.01)%
Zipline Logistics, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.91%	9/19/2027	1,687	(30)	(28)	(0.01)%
Zipline Logistics, LLC	First lien senior secured term loan	S +	5.75%	10.91%	9/19/2027	6,907	6,781	6,792	1.25%
							20,060	20,113	3.68%
Auto components
Raneys, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.30%	6/7/2027	$4,857	$551	$566	0.10%
Raneys, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.16%	6/7/2027	1,522	(31)	(29)	(0.01)%
Raneys, LLC	First lien senior secured term loan	S +	6.00%	11.16%	6/7/2027	8,917	8,729	8,750	1.60%
A.P.A. Industries, LLC	First lien senior secured revolving loan	S +	6.25%	11.41%	1/10/2028	1,523	167	169	0.03%
A.P.A. Industries, LLC	First lien senior secured term loan	S +	6.25%	11.41%	1/10/2028	10,271	10,026	10,040	1.84%
							19,442	19,496	3.56%
Chemicals
Custom Agronomics Holdings, LLC	First lien senior secured revolving loan	S +	6.50%	11.49%	8/26/2027	$2,312	$1,115	$1,119	0.21%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	11.66%	8/26/2027	3,920	3,850	3,857	0.71%
							4,965	4,976	0.92%
Commercial services and supplies
Industrial Air Flow Dynamics, Inc. (6)	First lien senior secured revolving loan	S +	6.00%	11.05%	8/5/2028	$2,537	$(45)	$(41)	(0.01)%
Industrial Air Flow Dynamics, Inc.	First lien senior secured term loan	S +	6.00%	11.05%	8/5/2028	17,712	17,387	17,425	3.19%
							17,342	17,384	3.18%
Construction and engineering
Rose Paving, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.55%	11/7/2028	$4,961	$(119)	$(109)	(0.02)%
Rose Paving, LLC	First lien senior secured term loan	S +	5.75%	10.55%	11/7/2028	16,810	16,418	16,445	3.01%
Ironhorse Purchaser, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.66%	9/30/2027	9,389	9,269	9,280	1.70%
Ironhorse Purchaser, LLC (7)	First lien senior secured revolving loan	S +	6.50%	11.66%	9/30/2027	5,813	678	706	0.13%
Ironhorse Purchaser, LLC	First lien senior secured term loan	S +	6.50%	11.66%	9/30/2027	30,529	30,097	30,156	5.53%
							56,343	56,478	10.35%
Containers and packaging
Bulk Lift International, LLC (6)	First lien senior secured revolving loan	S +	6.75%	11.91%	11/15/2027	$1,748	$(40)	$(38)	(0.01)%
Bulk Lift International, LLC	First lien senior secured term loan	S +	6.75%	11.91%	11/15/2027	5,801	5,667	5,675	1.04%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
K-1 Packaging Group, LLC. (6)	First lien senior secured revolving loan	S +	6.00%	11.16%	10/6/2027	6,748	(152)	(144)	(0.03)%
K-1 Packaging Group, LLC.	First lien senior secured term loan	S +	6.00%	11.16%	10/6/2027	33,032	32,253	32,326	5.93%
Sixarp, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	10.66%	8/5/2027	3,180	(54)	(51)	(0.01)%
Sixarp, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.66%	8/5/2027	3,732	(65)	(60)	(0.01)%
Sixarp, LLC	First lien senior secured term loan	S +	5.50%	10.66%	8/5/2027	19,776	19,421	19,458	3.57%
							57,030	57,166	10.48%
Diversified consumer services
ACES Intermediate, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.38%	7/27/2027	$6,964	$(120)	$(111)	(0.02)%
ACES Intermediate, LLC	First lien senior secured term loan	S +	5.50%	10.38%	7/27/2027	31,297	30,743	30,802	5.65%
Yard-Nique, Inc (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.05%	4/30/2026	6,086	(63)	(59)	(0.01)%
Yard-Nique, Inc (6)	First lien senior secured revolving loan	S +	6.00%	11.05%	4/30/2026	870	(11)	(9)	0.00%
Yard-Nique, Inc	First lien senior secured term loan	S +	6.00%	11.05%	4/30/2026	6,722	6,643	6,653	1.22%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.54%	12/30/2027	3,845	1,175	1,176	0.22%
Esquire Deposition Solutions, LLC	First lien senior secured revolving loan	S +	6.50%	11.55%	12/30/2027	2,162	443	445	0.08%
Esquire Deposition Solutions, LLC	First lien senior secured term loan	S +	6.50%	11.55%	12/30/2027	13,424	13,040	13,055	2.39%
							51,850	51,952	9.53%
Electrical equipment
WCI Volt Purchaser, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.91%	9/15/2028	$2,249	$(41)	$(37)	(0.01)%
WCI Volt Purchaser, LLC	First lien senior secured term loan	S +	5.75%	10.91%	9/15/2028	9,909	9,725	9,742	1.79%
							9,684	9,705	1.78%
Electronic equipment, instruments and components
ITSavvy LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.32%	8/8/2028	$2,739	$2,490	$2,492	0.46%
ITSavvy LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.29%	8/8/2028	1,741	(16)	(12)	0.00%
ITSavvy LLC	First lien senior secured term loan	S +	5.25%	10.29%	8/8/2028	11,216	11,118	11,140	2.04%
							13,592	13,620	2.50%
Food and staples retailing
Universal Pure, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.16%	10/31/2028	$355	$(9)	$(9)	0.00%
Universal Pure, LLC (8)	First lien senior secured revolving loan	S +	6.00%	11.08%	10/31/2028	6,992	695	703	0.13%
Universal Pure, LLC	First lien senior secured term loan	S +	6.00%	11.16%	10/31/2028	17,052	16,613	16,632	3.05%
							17,299	17,326	3.18%
Food products
Sun Orchard, LLC	First lien senior secured revolving loan	S +	5.25%	10.17%	7/8/2027	$5,223	$607	$614	0.11%
Sun Orchard, LLC	First lien senior secured term loan	S +	5.25%	10.17%	7/8/2027	9,432	9,267	9,283	1.70%
BPCP WLF Intermedco LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.05%	8/19/2027	5,846	(103)	(94)	(0.02)%
BPCP WLF Intermedco LLC	First lien senior secured revolving loan	S +	6.00%	11.05%	8/19/2027	3,383	1,294	1,299	0.24%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
BPCP WLF Intermedco LLC	First lien senior secured term loan	S +	6.00%	11.05%	8/19/2027	23,267	22,857	22,895	4.20%
Treat Planet Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.66%	1/11/2028	1,965	(56)	(56)	(0.01)%
Treat Planet Acquisition, LLC	First lien senior secured term loan	S +	6.50%	11.66%	1/11/2028	7,283	7,073	7,073	1.30%
							40,939	41,014	7.52%
Health care equipment and supplies
Medical Technology Associates, Inc. (6)	First lien senior secured revolving loan	S +	6.25%	11.41%	7/25/2028	$1,929	$(39)	$(36)	(0.01)%
Medical Technology Associates, Inc.	First lien senior secured term loan	S +	6.25%	11.41%	7/25/2028	10,323	10,107	10,133	1.86%
Nasco Healthcare Inc. (6) (9)	First lien senior secured revolving loan	S +	5.75%	10.80%	6/30/2025	3,322	(35)	(31)	(0.01)%
Nasco Healthcare Inc.	First lien senior secured term loan	S +	5.75%	10.80%	6/30/2025	17,767	17,585	17,608	3.23%
Surplus Solutions, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.15%	11/30/2027	1,771	(41)	(39)	(0.01)%
Surplus Solutions, LLC	First lien senior secured term loan	S +	6.00%	11.15%	11/30/2027	10,118	9,881	9,895	1.81%
							37,458	37,530	6.87%
Health care providers and services
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	10.79%	6/7/2026	$7,318	$(89)	$(85)	(0.02)%
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.79%	6/7/2026	1,672	(22)	(19)	0.00%
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured term loan	S +	5.50%	10.79%	6/7/2026	12,930	12,759	12,779	2.34%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured revolving loan	S +	5.25%	10.30%	8/2/2027	5,786	864	872	0.16%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S +	5.25%	10.30%	8/2/2027	29,547	29,030	29,080	5.33%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.16%	11/2/2027	16,675	12,818	12,818	2.35%
Endodontic Practice Partners, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.89%	11/2/2027	1,918	(35)	(32)	(0.01)%
Endodontic Practice Partners, LLC	First lien senior secured term loan	S +	5.75%	10.89%	11/2/2027	14,889	14,617	14,641	2.68%
IPC Pain Acquistion, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.92%	5/19/2024	10,830	(92)	(88)	(0.02)%
IPC Pain Acquistion, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.92%	5/19/2027	1,115	(14)	(12)	0.00%
IPC Pain Acquistion, LLC	First lien senior secured term loan	S +	6.00%	10.92%	5/19/2027	2,778	2,742	2,747	0.50%
NH Kronos Buyer, Inc. (6)	First lien senior secured revolving loan	S +	6.25%	11.30%	11/1/2028	12,443	(348)	(306)	(0.06)%
NH Kronos Buyer, Inc.	First lien senior secured term loan	S +	6.25%	11.30%	11/1/2028	51,909	50,460	50,618	9.28%
Propio LS, LLC	First lien senior secured revolving loan	S +	5.50%	10.55%	8/2/2027	3,619	951	955	0.18%
Propio LS, LLC	First lien senior secured term loan	S +	5.50%	10.38%	8/2/2027	19,791	19,441	19,473	3.57%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.19%	11/3/2027	6,682	(138)	(129)	(0.02)%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.19%	11/3/2027	1,918	(40)	(37)	(0.01)%
Purpose Home Health Acquisition, LLC	First lien senior secured term loan	S +	6.25%	11.19%	11/3/2027	7,941	7,777	7,789	1.43%
ADVI Health, LLC (6)	First lien senior secured revolving loan	S +	7.00%	12.16%	11/29/2027	1,062	(25)	(23)	0.00%
ADVI Health, LLC	First lien senior secured term loan	S +	7.00%	12.16%	11/29/2027	6,226	6,080	6,088	1.12%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Spear Education Holdings, LLC (6)	First lien senior secured revolving loan	S +	7.50%	12.55%	12/15/2027	4,463	(116)	(111)	(0.02)%
Spear Education Holdings, LLC	First lien senior secured term loan	S +	7.50%	12.55%	12/15/2027	12,541	12,215	12,230	2.24%
US Foot and Ankle Specialists, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.42%	9/15/2026	16,581	9,264	9,269	1.70%
US Foot and Ankle Specialists, LLC	First lien senior secured revolving loan	S +	5.50%	10.42%	9/15/2026	2,699	634	637	0.12%
US Foot and Ankle Specialists, LLC	First lien senior secured term loan	S +	5.50%	10.42%	9/15/2026	20,968	20,652	20,675	3.79%
MWEC Management, LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	11.89%	2/14/2025	1,429	(37)	(37)	(0.01)%
MWEC Management, LLC	First lien senior secured revolving loan	S +	6.50%	11.89%	2/14/2028	1,924	109	109	0.02%
MWEC Management, LLC	First lien senior secured term loan	S +	6.50%	11.89%	2/14/2028	11,714	11,399	11,396	2.09%
							210,856	211,297	38.73%
Health care technology
AHR Intermediate, Inc (6)	First lien senior secured delayed draw term loan	S +	5.25%	10.40%	7/29/2027	$5,202	$(28)	$(43)	(0.01)%
AHR Intermediate, Inc	First lien senior secured revolving loan	S +	5.25%	10.40%	7/29/2027	7,708	637	701	0.13%
AHR Intermediate, Inc	First lien senior secured term loan	S +	5.25%	10.40%	7/29/2027	24,230	23,981	24,008	4.40%
							24,590	24,666	4.52%
Household durables
CPS Power Buyer, LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	11.66%	9/26/2027	$3,018	$(54)	$(50)	(0.01)%
CPS Power Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.66%	9/26/2027	1,687	(30)	(28)	(0.01)%
CPS Power Buyer, LLC	First lien senior secured term loan	S +	6.50%	11.66%	9/26/2027	5,105	5,010	5,020	0.92%
Kwalu, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.91%	9/23/2027	5,061	(91)	(84)	(0.02)%
Kwalu, LLC	First lien senior secured term loan	S +	5.75%	10.91%	9/23/2027	24,774	24,321	24,361	4.47%
MacKenzie Childs Acquisition, Inc.	First lien senior secured revolving loan	S +	6.00%	11.11%	9/2/2027	3,374	3,104	3,110	0.57%
MacKenzie Childs Acquisition, Inc.	First lien senior secured term loan	S +	6.00%	11.11%	9/2/2027	18,017	17,773	17,804	3.26%
Renovation Systems, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.16%	1/23/2028	5,826	(163)	(163)	(0.03)%
Renovation Systems, LLC	First lien senior secured revolving loan	S +	6.00%	11.16%	1/23/2028	1,965	189	189	0.03%
Renovation Systems, LLC	First lien senior secured term loan	S +	6.00%	11.16%	1/23/2028	12,380	12,025	12,025	2.20%
							62,084	62,184	11.38%
Industrial Conglomerates
Hultec Buyer, LLC	First lien senior secured revolving loan	S +	6.25%	11.16%	3/31/2029	$5,951	$655	$655	0.12%
Hultec Buyer, LLC	First lien senior secured term loan	S +	6.25%	11.23%	3/31/2029	22,138	21,474	21,474	3.94%
							22,129	22,129	4.06%
IT services
ARC Healthcare Technologies, LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.54%	6/22/2025	$7,338	$666	$673	0.12%
ARC Healthcare Technologies, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.54%	6/22/2025	3,341	(31)	(27)	0.00%
ARC Healthcare Technologies, LLC	First lien senior secured term loan	S +	5.25%	10.54%	6/22/2025	23,362	23,134	23,168	4.25%
Icreon Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.66%	10/26/2027	1,049	(24)	(23)	—%
Icreon Holdings, LLC	First lien senior secured term loan	S +	6.50%	11.66%	10/26/2027	8,244	8,051	8,068	1.48%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
							31,796	31,859	5.85%
Machinery
Double E Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.05%	6/21/2028	$1,969	$(16)	$(13)	0.00%
Double E Company, LLC	First lien senior secured revolving loan	S +	6.00%	11.04%	6/21/2028	3,044	1,011	1,017	0.19%
Double E Company, LLC	First lien senior secured term loan	S +	6.00%	11.05%	6/21/2028	17,411	17,256	17,301	3.17%
							18,251	18,305	3.36%
Media
Optimized Marketing Acquisition, LLC	First lien senior secured revolving loan	S +	5.75%	10.97%	8/19/2027	$3,383	$448	$453	0.08%
Optimized Marketing Acquisition, LLC	First lien senior secured term loan	S +	5.75%	10.97%	8/19/2027	26,102	25,637	25,684	4.71%
RKD Group, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.05%	8/17/2028	4,905	(66)	(57)	(0.01)%
RKD Group, LLC	First lien senior secured term loan	S +	6.00%	11.05%	8/17/2028	33,592	33,142	33,211	6.09%
WTWH Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.66%	12/16/2027	1,638	(39)	(37)	(0.01)%
WTWH Buyer, LLC	First lien senior secured term loan	S +	6.50%	11.66%	12/16/2027	10,170	9,929	9,944	1.82%
							69,051	69,198	12.68%
Professional services
Helpware, Inc.	First lien senior secured revolving loan	S +	5.75%	10.98%	9/8/2026	$5,061	$1,796	$1,804	0.33%
Helpware, Inc.	First lien senior secured term loan	S +	5.75%	10.97%	9/8/2026	14,078	13,899	13,921	2.55%
							15,695	15,725	2.88%
Software
Shasta Buyer, LLC	First lien senior secured revolving loan	S +	6.25%	11.37%	8/9/2028	$2,199	$367	$370	0.07%
Shasta Buyer, LLC	First lien senior secured term loan	S +	6.25%	11.41%	8/9/2028	11,634	11,422	11,445	2.10%
							11,789	11,815	2.17%
Specialty retail
Soccer Post Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.66%	6/30/2027	$1,516	$1,418	$1,420	0.26%
Soccer Post Acquisition, LLC	First lien senior secured revolving loan	S +	5.50%	10.60%	6/30/2027	1,741	1,541	1,544	0.28%
Soccer Post Acquisition, LLC	First lien senior secured term loan	S +	5.50%	10.66%	6/30/2027	7,571	7,456	7,469	1.37%
							10,415	10,433	1.91%
Trading companies and distributors
Ascent Lifting, Inc. (6)	First lien senior secured revolving loan	S +	6.50%	11.54%	9/9/2027	$1,350	$(26)	$(24)	0.00%
Ascent Lifting, Inc.	First lien senior secured term loan	S +	6.50%	11.54%	9/9/2027	6,991	6,842	6,864	1.26%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.56%	8/5/2028	2,191	2,159	2,158	0.40%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.55%	8/5/2024	2,192	24	26	0.00%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.78%	8/5/2028	2,618	2,599	2,574	0.47%
NEFCO Holding Company, LLC	First lien senior secured revolving loan	P +	5.50%	13.00%	8/5/2028	3,045	1,113	1,117	0.20%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	6.50%	11.30%	8/5/2028	14,397	14,122	14,167	2.60%
							26,833	26,882	4.93%
Total non-controlled/non-affiliated senior secured debt							$849,493	$851,253	156.04%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC(10)(11)(12)	Equity 6.03% membership interest					$30,625	$33,380	6.12%
Total non-controlled/affiliated investments						$30,625	$33,380	6.12%
Total investments						$880,118	$884,633	162.16%
(1)Unless otherwise indicated, all investments are considered Level 3 investments. Under section 55(a) of the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2023, there were no non-qualifying assets.
(2)Unless otherwise indicated, all investments represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. Refer to Note 6 for further information.
(3)Principal/par amount is denominated in U.S. Dollars (“$”) unless otherwise noted.
(4)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“Term SOFR” or “S”) and/or an alternate base rate (e.g. prime rate (“P”)), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the applicable margin has been provided over Term SOFR based on each respective credit agreement. As of March 31, 2023, the reference rates for the floating rate loans were the Term SOFR of 4.87% and the Prime Rate of 8.00%.
(6)Represents revolvers and delayed draw term loans where the entire balance is unfunded as of March 31, 2023. The negative fair value is a result of the commitment being valued below par. Refer to Note 7 for further information.
(7)Principal balance includes reserve for letter of credit of $67,824 on which the borrower pays 6.50%.
(8)Principal balance includes reserve for letter of credit of $155,534 on which the borrower pays 6.00%.
(9)Principal balance includes reserve for letter of credit of $265,760 on which the borrower pays 5.75%.
(10)As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.
(11)Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2023, the aggregate fair value of these securities is $33,380 or 6.12% of the Company's net assets.
(12)Non-income producing investment.
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt
Air freight and logistics
Load One Purchaser Corporation (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.84%	6/21/2028	$6,080	$(103)	$(101)	(0.02)%
Load One Purchaser Corporation	First lien senior secured revolving loan	S +	6.00%	10.84%	6/21/2028	3,482	285	291	0.06%
Load One Purchaser Corporation	First lien senior secured term loan	S +	6.00%	10.84%	6/21/2028	13,477	13,225	13,252	2.51%
Zipline Logistics, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.59%	9/19/2027	4,527	(85)	(79)	(0.01)%
Zipline Logistics, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.59%	9/19/2027	1,687	(32)	(29)	(0.01)%
Zipline Logistics, LLC	First lien senior secured term loan	S +	5.75%	10.59%	9/19/2027	6,924	6,792	6,804	1.29%
							20,082	20,138	3.82%
Auto components
Raneys, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.59%	6/7/2027	$1,522	$(27)	$(25)	0.00%
Raneys, LLC	First lien senior secured term loan	S +	5.75%	10.59%	6/7/2027	7,364	7,231	7,243	1.37%
							7,204	7,218	1.37%
Chemicals
Custom Agronomics Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.34%	8/26/2027	$2,312	$(43)	$(40)	(0.01)%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	11.34%	8/26/2027	3,930	3,853	3,863	0.73%
							3,810	3,823	0.72%
Commercial services and supplies
Industrial Air Flow Dynamics, Inc.	First lien senior secured revolving loan	P +	5.25%	12.75%	8/5/2028	$2,537	$376	$380	0.07%
Industrial Air Flow Dynamics, Inc.	First lien senior secured term loan	S +	5.25%	10.67%	8/5/2028	17,757	17,412	17,452	3.30%
							17,788	17,832	3.37%
Construction and engineering
Ironhorse Purchaser, LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	11.34%	9/30/2027	$9,413	$(82)	$(70)	(0.01)%
Ironhorse Purchaser, LLC	First lien senior secured revolving loan	S +	6.50%	11.33%	9/30/2027	4,210	1,960	1,968	0.37%
Ironhorse Purchaser, LLC	First lien senior secured term loan	S +	6.50%	11.34%	9/30/2027	30,605	30,312	30,376	5.74%
Rose Paving, LLC	First lien senior secured revolving loan	S +	5.75%	10.57%	11/7/2028	4,560	2,442	2,442	0.46%
Rose Paving, LLC	First lien senior secured term loan	S +	5.75%	10.55%	11/7/2028	16,853	16,439	16,439	3.11%
							51,071	51,155	9.67%
Containers and packaging
Bulk Lift International, LLC (6)	First lien senior secured revolving loan	S +	6.75%	11.28%	11/15/2027	$1,748	$(43)	$(43)	(0.01)%
Bulk Lift International, LLC	First lien senior secured term loan	S +	6.75%	11.28%	11/15/2027	5,816	5,673	5,673	1.07%
K-1 Packaging Group, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.84%	10/6/2027	6,748	(161)	(152)	(0.03)%
K-1 Packaging Group, LLC	First lien senior secured term loan	S +	6.00%	10.84%	10/6/2027	33,115	32,317	32,370	6.12%
Sixarp, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	10.34%	8/5/2027	3,180	(57)	(54)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Sixarp, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.34%	8/5/2027	3,732	(69)	(63)	(0.01)%
Sixarp, LLC	First lien senior secured term loan	S +	5.50%	10.34%	8/5/2027	19,825	19,443	19,482	3.68%
							57,103	57,213	10.81%
Diversified consumer services
ACES Intermediate, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.63%	7/27/2027	$6,964	$(127)	$(117)	(0.02)%
ACES Intermediate, LLC	First lien senior secured term loan	S +	5.75%	10.63%	7/27/2027	31,376	30,789	30,859	5.83%
Esquire Deposition Solutions, LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	10.92%	12/30/2027	3,845	(115)	(115)	(0.02)%
Esquire Deposition Solutions, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.92%	12/30/2027	2,162	(65)	(65)	(0.01)%
Esquire Deposition Solutions, LLC	First lien senior secured term loan	S +	6.50%	10.92%	12/30/2027	13,458	13,054	13,054	2.47%
Yard-Nique, Inc (6)	First lien senior secured delayed draw term loan	S +	6.00%	9.71%	4/30/2026	6,086	(72)	(68)	(0.01)%
Yard-Nique, Inc	First lien senior secured revolving loan	S +	5.00%	8.71%	4/30/2026	870	250	251	0.05%
Yard-Nique, Inc	First lien senior secured term loan	S +	6.00%	9.71%	4/30/2026	6,739	6,651	6,661	1.26%
							50,365	50,460	9.55%
Electrical equipment
WCI Volt Purchaser, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.59%	9/15/2028	$2,249	$(43)	$(39)	(0.01)%
WCI Volt Purchaser, LLC	First lien senior secured term loan	S +	5.75%	10.59%	9/15/2028	10,035	9,841	9,859	1.86%
							9,798	9,820	1.85%
Electronic equipment, instruments and components
ITSavvy LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	8.76%	8/8/2028	$3,043	$(25)	$(22)	0.00%
ITSavvy LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.68%	8/8/2028	1,741	(16)	(13)	0.00%
ITSavvy LLC	First lien senior secured term loan	S +	5.25%	8.76%	8/8/2028	11,244	11,138	11,162	2.11%
							11,097	11,127	2.11%
Food and staples retailing
Universal Pure, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.24%	10/31/2028	$5,236	$(140)	$(140)	(0.03)%
Universal Pure, LLC (6)(8)	First lien senior secured revolving loan	S +	6.00%	10.24%	10/31/2028	6,992	(187)	(187)	(0.04)%
Universal Pure, LLC	First lien senior secured term loan	S +	6.00%	10.24%	10/31/2028	29,898	29,088	29,088	5.50%
							28,761	28,761	5.43%
Food products
BPCP WLF Intermedco LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.73%	8/19/2027	$5,846	$(108)	$(100)	(0.02)%
BPCP WLF Intermedco LLC	First lien senior secured revolving loan	S +	6.00%	10.75%	8/19/2027	3,383	1,291	1,295	0.24%
BPCP WLF Intermedco LLC	First lien senior secured term loan	S +	6.00%	10.73%	8/19/2027	23,326	22,883	22,923	4.33%
Sun Orchard, LLC	First lien senior secured revolving loan	S +	5.25%	9.69%	7/8/2027	5,223	254	261	0.05%
Sun Orchard, LLC	First lien senior secured term loan	S +	5.25%	10.09%	7/8/2027	9,456	9,279	9,297	1.76%
							33,599	33,676	6.36%
Health care equipment and supplies
Medical Technology Associates, Inc. (6)	First lien senior secured revolving loan	S +	6.00%	10.84%	7/25/2028	$1,929	$(36)	$(33)	(0.01)%
Medical Technology Associates, Inc.	First lien senior secured term loan	S +	6.00%	10.84%	7/25/2028	6,713	6,585	6,599	1.25%
Nasco Healthcare Inc. (6)(7)	First lien senior secured revolving loan	S +	5.75%	10.48%	6/30/2025	3,322	(38)	(38)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Nasco Healthcare Inc.	First lien senior secured term loan	S +	5.75%	10.48%	6/30/2025	17,811	17,605	17,605	3.33%
Surplus Solutions, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.66%	11/30/2027	1,771	(44)	(44)	(0.01)%
Surplus Solutions, LLC	First lien senior secured term loan	S +	6.00%	10.66%	11/30/2027	10,143	9,894	9,894	1.87%
							33,966	33,983	6.42%
Health care providers and services
ADVI Health, LLC (6)	First lien senior secured revolving loan	S +	7.00%	11.67%	11/29/2027	$1,062	$(26)	$(26)	0.00%
ADVI Health, LLC	First lien senior secured term loan	S +	7.00%	11.67%	11/29/2027	6,242	6,089	6,089	1.15%
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.19%	6/7/2026	7,318	(96)	(92)	(0.02)%
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.19%	6/7/2026	1,672	(23)	(21)	0.00%
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured term loan	S +	5.50%	9.19%	6/7/2026	12,962	12,779	12,800	2.42%
Change Academy at Lake of the Ozarks, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.98%	8/2/2027	5,786	(106)	(98)	(0.02)%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S +	5.25%	9.98%	8/2/2027	29,547	28,992	29,043	5.49%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.90%	11/2/2027	16,705	11,621	11,621	2.20%
Endodontic Practice Partners, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.64%	11/2/2027	1,918	(37)	(37)	(0.01)%
Endodontic Practice Partners, LLC	First lien senior secured term loan	S +	5.75%	10.64%	11/2/2027	14,927	14,636	14,636	2.77%
IPC Pain Acquistion, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.44%	5/19/2027	10,830	(112)	(107)	(0.02)%
IPC Pain Acquistion, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.44%	5/19/2027	1,115	(15)	(13)	0.00%
IPC Pain Acquistion, LLC	First lien senior secured term loan	S +	6.00%	10.44%	5/19/2027	2,785	2,745	2,751	0.52%
NH Kronos Buyer, Inc. (6)	First lien senior secured revolving loan	S +	10.00%	14.24%	11/1/2028	12,443	(363)	(363)	(0.07)%
NH Kronos Buyer, Inc.	First lien senior secured term loan	S +	6.25%	10.49%	11/1/2028	68,063	66,054	66,365	12.55%
Propio LS, LLC	First lien senior secured revolving loan	S +	5.50%	10.46%	8/2/2027	3,619	2,648	2,653	0.50%
Propio LS, LLC	First lien senior secured term loan	S +	5.50%	10.38%	8/2/2027	19,840	19,470	19,503	3.69%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.19%	11/3/2027	6,682	(145)	(145)	(0.03)%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.19%	11/3/2027	1,918	(42)	(42)	(0.01)%
Purpose Home Health Acquisition, LLC	First lien senior secured term loan	S +	6.25%	11.19%	11/3/2027	7,961	7,788	7,786	1.47%
Spear Education Holdings, LLC (6)	First lien senior secured revolving loan	S +	7.50%	11.94%	12/15/2027	4,463	(122)	(122)	(0.02)%
Spear Education Holdings, LLC	First lien senior secured term loan	S +	7.50%	11.94%	12/15/2027	18,858	18,340	18,339	3.47%
US Foot and Ankle Specialists, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.69%	9/15/2026	16,598	5,908	5,913	1.12%
US Foot and Ankle Specialists, LLC	First lien senior secured revolving loan	S +	5.25%	9.69%	9/15/2026	2,699	631	635	0.12%
US Foot and Ankle Specialists, LLC	First lien senior secured term loan	S +	5.25%	9.69%	9/15/2026	21,020	20,672	20,705	3.91%
							217,286	217,773	41.18%
Health care technology
AHR Intermediate, Inc (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.19%	7/29/2027	$5,202	$(31)	$(47)	(0.01)%
AHR Intermediate, Inc	First lien senior secured revolving loan	S +	5.75%	10.19%	7/29/2027	7,708	630	697	0.13%
AHR Intermediate, Inc	First lien senior secured term loan	S +	5.75%	10.19%	7/29/2027	24,292	24,012	24,050	4.55%
							24,611	24,700	4.67%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Household durables
CPS Power Buyer, LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	10.89%	9/26/2027	$3,018	$(57)	$(53)	(0.01)%
CPS Power Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.89%	9/26/2027	1,687	(32)	(29)	(0.01)%
CPS Power Buyer, LLC	First lien senior secured term loan	S +	6.50%	10.89%	9/26/2027	5,118	5,019	5,028	0.95%
Kwalu, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.84%	9/23/2027	5,061	(96)	(88)	(0.02)%
Kwalu, LLC	First lien senior secured term loan	S +	6.00%	10.84%	9/23/2027	24,836	24,363	24,405	4.61%
MacKenzie Childs Acquisition, Inc.	First lien senior secured revolving loan	S +	6.00%	10.73%	9/2/2027	3,374	2,877	2,883	0.55%
MacKenzie Childs Acquisition, Inc.	First lien senior secured term loan	S +	6.00%	10.73%	9/2/2027	18,063	17,807	17,842	3.37%
							49,881	49,988	9.44%
IT services
ARC Healthcare Technologies, LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.09%	6/22/2025	$7,340	$661	$668	0.13%
ARC Healthcare Technologies, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.09%	6/22/2025	3,341	(34)	(30)	(0.01)%
ARC Healthcare Technologies, LLC	First lien senior secured term loan	S +	5.25%	10.09%	6/22/2025	23,421	23,173	23,210	4.39%
Icreon Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.94%	10/26/2027	1,049	(25)	(25)	0.00%
Icreon Holdings, LLC	First lien senior secured term loan	S +	6.50%	10.94%	10/26/2027	8,265	8,063	8,063	1.52%
							31,838	31,886	6.03%
Machinery
Double E Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.55%	6/21/2028	$1,969	$(17)	$(14)	0.00%
Double E Company, LLC	First lien senior secured revolving loan	P +	5.00%	12.50%	6/21/2028	3,044	671	677	0.13%
Double E Company, LLC	First lien senior secured term loan	S +	6.00%	10.55%	6/21/2028	17,455	17,290	17,337	3.28%
							17,944	18,000	3.41%
Media
Optimized Marketing Acquisition, LLC	First lien senior secured revolving loan	S +	5.75%	10.97%	8/19/2027	$3,383	$1,460	$1,465	0.28%
Optimized Marketing Acquisition, LLC	First lien senior secured term loan	S +	5.75%	10.97%	8/19/2027	26,168	25,664	25,717	4.86%
RKD Group, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.73%	8/17/2028	4,905	(69)	(60)	(0.01)%
RKD Group, LLC	First lien senior secured term loan	S +	6.00%	10.73%	8/17/2028	33,676	33,191	33,260	6.29%
WTWH Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.26%	12/16/2027	1,638	(41)	(41)	(0.01)%
WTWH Buyer, LLC	First lien senior secured term loan	S +	6.50%	11.26%	12/16/2027	10,196	9,942	9,941	1.88%
							70,147	70,282	13.29%
Professional services
Helpware, Inc.	First lien senior secured revolving loan	S +	5.75%	10.59%	9/8/2026	$5,061	$1,792	$1,800	0.34%
Helpware, Inc.	First lien senior secured term loan	S +	5.75%	10.41%	9/8/2026	14,114	13,934	13,956	2.64%
							15,726	15,756	2.98%
Software
Shasta Buyer, LLC	First lien senior secured revolving loan	S +	6.25%	11.09%	8/9/2028	$2,199	$196	$199	0.04%
Shasta Buyer, LLC	First lien senior secured term loan	S +	6.25%	11.09%	8/9/2028	11,663	11,436	11,462	2.17%
							11,632	11,661	2.21%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Specialty retail
Soccer Post Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.91%	6/30/2027	$1,520	$1,420	$1,422	0.27%
Soccer Post Acquisition, LLC	First lien senior secured revolving loan	S +	5.75%	10.59%	6/30/2027	1,741	1,017	1,020	0.19%
Soccer Post Acquisition, LLC	First lien senior secured term loan	S +	5.75%	10.59%	6/30/2027	7,590	7,465	7,480	1.41%
							9,902	9,922	1.87%
Trading companies and distributors
Ascent Lifting, Inc. (6)	First lien senior secured revolving loan	S +	6.50%	10.17%	9/9/2027	$1,350	$(25)	$(23)	0.00%
Ascent Lifting, Inc.	First lien senior secured term loan	S +	6.50%	10.17%	9/9/2027	5,118	5,019	5,029	0.95%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	9.87%	8/5/2028	2,631	2,611	2,585	0.49%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	9.87%	8/5/2028	2,192	124	122	0.02%
NEFCO Holding Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	11.30%	8/5/2024	2,192	(40)	(38)	(0.01)%
NEFCO Holding Company, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.30%	8/5/2028	3,045	(57)	(52)	(0.01)%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	6.50%	11.30%	8/5/2028	14,469	14,186	14,222	2.69%
							21,818	21,845	4.13%
Total non-controlled/non-affiliated senior secured debt							$795,429	$797,019	150.70%

Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC(9)(10)(11)	Equity - 5.09% membership interest						$27,234	$27,468	5.19%
Total non-controlled/affiliated investments							$27,234	$27,468	5.19%
Total investments							$822,663	$824,487	155.89%
(1)Unless otherwise indicated, all investments are considered Level 3 investments. Under section 55(a) of the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2022, there were no non-qualifying assets.
(2)Unless otherwise indicated, all investments represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. Refer to Note 6 for further information.
(3)Principal/par amount is denominated in U.S. Dollars (“$”) unless otherwise noted.
(4)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“Term SOFR” or “S”) and/or an alternate base rate (e.g. prime rate (“P”)), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the applicable margin has been provided over
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)
Term SOFR based on each respective credit agreement. As of December 31, 2022, the reference rates for the floating rate loans were the Term SOFR of 4.30% and the Prime Rate of 7.50%.
(6)Represents revolvers and delayed draw term loans where the entire balance is unfunded as of December 31, 2022. The negative fair value is a result of the commitment being valued below par. Refer to Note 7 for further information.
(7)Principal balance includes reserve for letter of credit of $265,760 on which the borrower pays 5.75%.
(8)Principal balance includes reserve for letter of credit of $155,534 on which the borrower pays 6.00%.
(9)As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.
(10)Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2022, the aggregate fair value of these securities is $27,468 or 5.19% of the Company's net assets.
(11)Non-income producing investment.
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)
Note 1.  Organization

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

There were no operations other than those related to the Company’s organization and preparation for its public, ongoing offering prior to December 31, 2022. As of December 31, 2022, the Advisor contributed $50,000 of capital to the Company. In exchange for this contribution, the Advisor had received 2,000 Class I shares of the Company.

On December 15, 2022, the Company’s registration statement on Form N-2, registering the continuous offer and sale (the “Offering”) of up to $5 billion in the Company’s common shares of beneficial interest, was declared effective by the SEC.

The Company’s investment objective is to seek to generate attractive, consistent total returns, predominantly in the form of current income and, to a lesser extent, capital appreciation, by targeting investment opportunities with favorable risk-adjusted returns.

On January 1, 2023, the Company completed its merger (the “Merger”) with AGTB Private BDC (“Private BDC”), with TCAP continuing as the surviving company and Private BDC continuing as the accounting survivor. Therefore, all comparative consolidated financial statements prior to the Merger are those of the Private BDC.

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
Note 2.  Significant Accounting Policies
Basis of Accounting
The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. These consolidated financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the financial position and results of operations for the periods presented herein. On January 1, 2023, the Company completed the Merger with Private BDC and commenced operations as the surviving company, with its fiscal year end on December 31.
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023.
Principles of Consolidation
The Company conducts certain of its activities through its wholly-owned subsidiaries Twin Brook Capital Funding XXXIII, LLC, Twin Brook Equity XXXIII Corp., Twin Brook Capital Funding XXXIII MSPV, LLC, and Twin Brook Capital Funding XXXIII ASPV, LLC. The Company consolidates wholly-owned subsidiaries that are controlled by the Company. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash
Cash is comprised of cash on deposit with major financial institutions. The Company places its cash with high credit quality institutions to minimize credit risk exposure.

Restricted Cash
Restricted cash represents cash held through certain of the Company’s wholly-owned subsidiaries that may only be used to purchase additional collateral loans, pay accrued interest on advances, fund certain expenses, and prepay outstanding advances in connection with the Company’s asset facilities.
Investment Related Transactions, Revenue Recognition and Expenses
Investment transactions and the related revenue and expenses are recorded on a trade-date basis. Realized gains and losses on investment transactions are determined using the specific identification method. All costs associated with consummated investments are included in the cost of such investments. Broken deal expenses incurred in connection with investment transactions which are not successfully consummated are expensed as a component of “Other” expense on the consolidated statement of operations.
Interest income and interest expense are recognized on an accrual basis. Interest income on debt instruments is accrued and recognized for those issuers who are currently paying in full or expected to pay in full. For those issuers who are in default or expected to default, interest is not accrued and is only recognized when received. Interest income and expense include discounts accreted and premiums amortized on certain debt instruments as determined in good faith by the Company and calculated using the effective interest method. Loan origination fees, original issue discounts and market discounts or premiums are capitalized as part of the underlying cost of the investments and accreted or amortized over the life of the investment as interest income.
Paydown gains and losses on investments in debt instruments are reported in “Interest” income on the consolidated statement of operations. Interest received in-kind, computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment and reported as “Interest” income on the consolidated statement of operations. The Company records dividend income from private securities pursuant to the terms of the respective investments.
The Company may earn various fees during the life of the loans. Such fees include, but are not limited to, syndication, commitment, administration, prepayment and amendment fees, some of which are paid to the Company on an ongoing basis. These fees and any other income are recognized as earned as a component of "Other" income on the consolidated statement of operations.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Investments at Fair Value
The Company applies Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In accordance with ASC 820, the Company discloses the fair value of its investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure the fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). ASC 820 establishes three levels of the fair value hierarchy as follows:
Level 1Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;
Level 2Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active;
Level 3Inputs that are unobservable.
Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include price information, volatility statistics, interest rates, specific and broad credit data, liquidity statistics, and other factors. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement; however, the determination of what constitutes “observable” requires significant judgment by the Company. The Company considers observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to the Company’s perceived risk of that instrument.
The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including for example, the type of product, whether the product is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company, the Board, and the Adviser in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.
Investments in investment funds include vehicles structured for the purpose of investing in privately held common and preferred equity interests. Fair values are generally determined utilizing the net asset value (“NAV”) supplied by, or on behalf of, management of each investment fund, which is net of management and incentive fees or allocations charged by the investment fund, if applicable, and is in accordance with the “practical expedient”, as defined by FASB Accounting Standards Update (“ASU”) 2009-12, Investments in Certain Entities that Calculate NAV per Share. NAVs received by, or on behalf of, management of each investment fund are based on the fair value of the investment funds’ underlying investments in accordance with policies established by management of each investment fund, as described in each of their financial statements and offering memorandum. Withdrawals and distributions from investments in investment funds are at the discretion of the Adviser and may depend on the liquidation of underlying assets. Investments which are valued using NAV as a practical expedient are excluded from the above hierarchy.

The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act (“Rule 2a-5”), and in that role, the Adviser is responsible for performing fair value determinations relating to all of the Company’s investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. Even though the Board designated the Adviser as “valuation designee,” the Board is ultimately responsible for fair value determinations under the 1940 Act.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Under the valuation policies and procedures that have been approved by the Board, the Adviser conducts a multi-step valuation process, which includes, among other procedures, the following:
•The valuation process begins with each investment being initially valued by using certain inputs provided by, among other inputs, the investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.
•The Adviser’s management reviews the preliminary valuations with the investment professionals.
•The Adviser determines the fair value of each investment; valuations that are not based on readily available market quotations are valued in good faith, based on, among other things, the input of the Adviser and, where applicable, other third parties. Valuation determinations are presented to the Board.
When determining the fair value of Level 3 investments, the Adviser may take into account the following factors, where relevant: recent transactions, the enterprise value of the underlying company, the nature and realizable value of any collateral, the underlying company’s ability to make payments and its earnings and discounted cash flows, the markets in which the underlying company does business, financial covenants, the seniority of the financial instrument in the capital structure of the company, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Adviser will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Adviser uses a market interest rate yield analysis to determine fair value.
The Company’s investments trade infrequently and when they are traded, the price may be unobservable, and as a result, multiple external pricing sources may not be available. In such instances, the Adviser may use an internal pricing model as either a corroborating or sole data point in determining the price. Pricing models take into account the contractual terms of the financial instrument, as well as relevant inputs, including where applicable, equity prices, interest rate yield curves, credit curves, correlation, and the creditworthiness of the counterparty. The Adviser generally engages third party firm(s) to assist in validating certain financial instruments where multiple external prices cannot be obtained. The third party firm(s) either independently determine prices or assess the reasonableness of the Adviser’s prices. The analyses provided by such third party firm(s) are reviewed and considered by the Adviser. As part of the risk management process, the Adviser reviews and analyzes the prices obtained from external pricing sources to evaluate their reliability and accuracy, which includes identifying and excluding vendor prices and broker quotations that the Adviser believes does not reflect fair value. In addition, the Adviser’s valuation committee meets regularly and engages in ongoing reviews of the valuation processes and procedures including reviews of methodology, ongoing accuracy, source quality and independence. Such reviews include, but are not limited to, comparison of current vendor prices and broker quotations against ongoing daily trading activity, vendor due diligence, and back testing.
Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the assumptions are set to reflect those that the Company believes market participants would use in pricing the asset or liability at the measurement date.
Organizational Costs
Organizational costs to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.
Offering Costs
Offering costs in connection with the offering of common shares of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over a 12-month period. These expenses consist primarily of legal fees and other costs incurred with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s financing facilities.  Such financing costs are capitalized and amortized over the life of the facility utilizing the straight-line method.  For the three months ended March 31, 2023, the Company paid approximately $150,000 of financing costs. For the three months ended March 31, 2023, the Company amortized approximately $438,000 of financing costs which have been included in “Interest” expense on the consolidated statements of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments. Such fees are deferred when received and recognized as earned over the applicable period.  For the three months ended March 31, 2023, the Company received approximately $138,000 of agent fees. During the three months ended March 31, 2023, approximately $252,000 of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations.
Income Taxes
The Company has elected to be regulated as a BDC under the 1940 Act. The Company also intends to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended. As a RIC, the Company generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes timely to its shareholders as dividends. To the extent the Company qualifies as a RIC, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax. For the three months ended March 31, 2023 the Company did not accrue U.S. federal excise tax.
The Company conducts certain of its activities through its wholly-owned subsidiary, Twin Brook Equity XXXIII Corp., a Delaware corporation. Twin Brook Equity XXXIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the three months ended March 31, 2023, the Company accrued $0 current federal tax and $578,435 of deferred federal tax related to Twin Brook Equity XXXIII Corp., which is included in “Other” expense on the consolidated statements of operations.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no tax penalties, and no interest associated with income taxes incurred through March 31, 2023.
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the three months ended March 31, 2023, the Company earned approximately $676,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company follows the guidance in Accounting Standards Codification (“ASC”) Topic 860 Transfers and Servicing when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales that do not meet the definition of a participating interest remain on the consolidated statement of assets and liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. There were no participations that were accounted for as secured borrowings during the period.
Distributions
Distributions to common shareholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board each month. The Company intends to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, the Company may decide in the future to retain such capital gains for investment, incur a corporate-level tax on such capital gains, and elect to treat such capital gains as deemed distributions to stockholders.
Note 3.  Investments
Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, "non-affiliated investments" are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the consolidated financial statements, including the consolidated schedules of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated; non-controlled, affiliated; or controlled affiliated investments.
Investments at fair value and amortized cost consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$849,493	$851,253	$795,429	$797,019
Investment in affiliated funds	30,625	33,380	27,234	27,468
Total investments	$880,118	$884,633	$822,663	$824,487

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
The industry composition of investments based on fair value as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
Air freight and logistics	2.3%	2.4%
Auto components	2.2%	0.9%
Chemicals	0.6%	0.5%
Commercial services and supplies	2.0%	2.2%
Construction and engineering	6.4%	6.2%
Containers and packaging	6.5%	6.9%
Diversified consumer services	5.9%	6.1%
Electrical equipment	1.1%	1.2%
Electronic equipment, instruments and components	1.5%	1.3%
Food and staples retailing	2.0%	3.5%
Food products	4.6%	4.1%
Health care equipment and supplies	4.2%	4.1%
Health care providers and services	23.9%	26.4%
Health care technology	2.7%	3.0%
Household durables	7.0%	6.1%
Industrial Conglomerates	2.5%	—%
IT services	3.6%	3.9%
Machinery	2.1%	2.2%
Media	7.8%	8.5%
Multisector holdings	3.8%	3.3%
Professional services	1.8%	1.9%
Software	1.3%	1.4%
Specialty retail	1.2%	1.2%
Trading companies and distributors	3.0%	2.7%
Total	100.0%	100.0%
As of March 31, 2023 and December 31, 2022, 100% of investments held were based in the United States.
Note 4.  Fair Value of Investments
Fair Value Disclosures
The following table presents the fair value hierarchy of financial instruments as of March 31, 2023 and December 31, 2022:

	Assets at Fair Value as of March 31, 2023
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$851,253	$851,253
Total	$—	$—	$851,253	$851,253
Investments measured at net asset value(1)				$33,380
Total financial instruments, at fair value				$884,633
(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Assets at Fair Value as of December 31, 2022
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$797,019	$797,019
Total	$—	$—	$797,019	$797,019
Investments measured at net asset value(1)				$27,468
Total financial instruments, at fair value				$824,487
(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2023:

	Level 3 Assets at Fair Value for the Three Months Ended March 31, 2023*
(Amounts in thousands)	Balance 1/1/2023	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 3/31/2023	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 3/31/2023
First lien senior secured debt	$797,019	$108,243	$(55,367)	$1,206	$(18)	$170	$851,253	$170
Total	$797,019	$108,243	$(55,367)	$1,206	$(18)	$170	$851,253	$170
*Gains and losses are included in their respective captions in the consolidated statement of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.
Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2023 and December 31, 2022. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Asset Class	Fair Value as of 3/31/23	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$788,381	Discounted cash flow	Yield	9.4% - 13.0%	10.5%	Decrease
	$788,381

Asset Class	Fair Value as of 12/31/22	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$529,200	Discounted cash flow	Yield	9.7% - 13.0%	10.7%	Decrease
	$529,200
(1)Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
The Company’s other Level 3 investments have been valued primarily using recent transactions. The significant unobservable input used in the discounted cash flow is the yield. The yield is used to discount the estimated future cash

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
flows expected to be received from the underlying investment. The Company considers the portfolio company performance since close, the leverage used by the portfolio company relative to its total enterprise value and other risks associated with an investment in determining the yield.
Note 5.  Debt
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations.
On June 17, 2022, Twin Brook Capital Funding XXXIII MSPV, LLC, as borrower (the “MSPV Borrower”), an indirect, wholly-owned subsidiary of the Company, entered into a new loan and servicing agreement (as amended, supplemented or otherwise modified from time to time, the “MSPV Credit Facility”) with Twin Brook Capital Funding XXXIII, LLC, as the transferor (the “Transferor”), AGTB Fund Manager, LLC, as the servicer, Morgan Stanley Asset Funding, Inc., as administrative agent, the lenders from time to time party thereto and The Bank of New York Mellon Trust Company, National Association, as the collateral agent, account bank and collateral custodian.
From time to time, the Transferor expects to sell and/or contribute certain investments to the MSPV Borrower. Proceeds from the MSPV Credit Facility will be used to finance the origination and acquisition of loans by the MSPV Borrower, including the purchase of such assets from the Transferor. The Company retains a residual interest in assets contributed to or acquired by the MSPV Borrower through its ownership of the MSPV Borrower. The MSPV Borrower is subject to meet certain covenants under the MSPV Credit Facility agreement. As of March 31, 2023 and December 31, 2022, the MSPV Borrower was in compliance with all such covenants.
The MSPV Credit Facility has a maximum principal amount of $500 million, subject to availability under a borrowing base which consists primarily of commercial loans acquired by the Borrower from the Transferor, a wholly-owned subsidiary of the Company. The MSPV Borrower may, subject to the applicable prepayment premium, prepay the loans and/or terminate or reduce the revolving commitments under the MSPV Credit Facility at any time without penalty. The obligation of the lenders to make revolving commitments under the MSPV Credit Facility will terminate on June 17, 2025 (the “Reinvestment Period”) with a scheduled final maturity date of June 17, 2027. The revolving loans are subject to an interest rate, during the Reinvestment Period, of Term SOFR plus 2.50% per annum and thereafter, Term SOFR plus 3.00% per annum.

On December 13, 2022, Twin Brook Capital Funding XXXIII ASPV, LLC, as borrower (the “ASPV Borrower”), an indirect, wholly-owned subsidiary of the Company, entered into a new Loan, Security and Collateral Management Agreement (as amended, supplemented or otherwise modified from time to time, the “ASPV Credit Facility”), with the Transferor, AGTB Fund Manager, LLC, as the collateral manager, Ally Bank, as administrative agent and arranger, Computershare Trust Company, National Association, as the collateral custodian, and the lenders from time to time party thereto.

From time to time, the Transferor expects to sell and/or contribute certain investments to the ASPV Borrower. Proceeds from the ASPV Credit Facility will be used to finance the origination and acquisition of loans by the ASPV Borrower, including the purchase of such assets from the Transferor. The Company retains a residual interest in assets contributed to or acquired by the ASPV Borrower through its ownership of the ASPV Borrower.

The ASPV Credit Facility created a revolving loan facility with an initial maximum principal amount of $300 million, subject to availability under a borrowing base which consists primarily of commercial loans acquired by the ASPV Borrower from the Transferor, a wholly-owned subsidiary of the Company. The ASPV Borrower may, subject to the applicable prepayment premium, prepay the loans and/or terminate or reduce the revolving commitments under the ASPV Credit Facility at any time without penalty. The obligation of the lenders to make revolving commitments under the ASPV Credit Facility will terminate on December 12, 2025 (the “Reinvestment Period”) with a scheduled final maturity date of December 12, 2027. The revolving loans will be subject to an interest rate of daily simple SOFR plus 2.875% per annum.

The ASPV Credit Facility is secured by all of the assets of the ASPV Borrower and a pledge of equity interests in the ASPV Borrower. The ASPV Borrower is subject to meet certain covenants under the ASPV Credit Facility agreement. As of March 31, 2023 and December 31, 2022, the ASPV Borrower was in compliance with all such covenants.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
As of March 31, 2023, there are approximately $65 million in borrowings outstanding on the ASPV Credit Facility, and $318.1 million borrowings outstanding on the MSPV Credit Facility. Borrowings under the Company’s facilities are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

The Company incurred approximately $7.3 million of interest and unused commitment fees for the three months ended March 31, 2023 which is included in interest expense on the consolidated statement of operations. The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of March 31, 2023 and December 31, 2022, the asset coverage ratio was 242.4% and 263.6%, respectively.
Debt obligations consisted of the following as of March 31, 2023:

	As of March 31, 2023
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
ASPV Credit Facility	$300,000	$65,000	$13,562	$65,000
MSPV Credit Facility	$500,000	$318,100	$104,666	$318,100
Total debt	$800,000	$383,100	$118,228	$383,100
(1)The amount available reflects any limitations related to the facilities borrowing bases.

Debt obligations consisted of the following as of December 31, 2022:

	As of December 31, 2022
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
ASPV Credit Facility	$300,000	$20,000	$311	$20,000
MSPV Credit Facility	$500,000	$303,200	$130,417	$303,200
Total debt	$800,000	$323,200	$130,728	$323,200
(1)The amount available reflects any limitations related to the facilities borrowing bases.
For the three months ended March 31, 2023 the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2023
Interest expense	$7,254
Amortization of deferred financing costs	438
Total interest expense	$7,692
Average interest rate	7.10%
Average daily borrowings	$358,600
Note 6.  Agreements and Related Party Transactions
Administration Agreement
On October 25, 2022, the Company entered into an Administration Agreement (the “Administration Agreement”) with AGTB Fund Manager, LLC (the “Administrator”). Under the terms of the Administration Agreement, the Administrator performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others.
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
Unless earlier terminated as described below, the Administration Agreement will remain in effect until October 25, 2024 and from year to year thereafter if approved annually by the vote of the Board of Trustees of the Company and the vote of a majority of the Company’s Independent Trustees. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other.
No person who is an officer, trustee, or employee of the Administrator or its affiliates and who serves as a trustee of the Company receives any compensation from the Company for his or her services as a trustee. However, the Company reimburses the Administrator (or its affiliates) for an allocable portion of the compensation paid by the Administrator or its affiliates to the Company’s officers who provide operational and administrative services, as well as their respective staffs and other professionals who provide services to the Company, who assist with the preparation, coordination and administration of the foregoing or provide other “back office” or “middle office”, financial or operational services to the Company (based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company). Trustees who are not affiliated with the Administrator receive compensation for their services and reimbursement of expenses incurred to attend meetings.

For the three months ended March 31, 2023, the Administrator charged approximately $751,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.
Investment Management Agreement
On October 25, 2022, the Company entered into an Investment Management Agreement (the “Investment Management Agreement”) with the Adviser. Under the terms of the Investment Management Agreement, the Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring the Company’s investments and portfolio companies on an ongoing basis.
Unless earlier terminated as described below, the Investment Management Agreement will remain in effect until October 25, 2024 and from year to year thereafter if approved annually by the vote of the Board of Trustees of the Company or by the vote of a majority of the outstanding voting securities of the Company, and the vote of a majority of the Company’s Independent Trustees. The Investment Management Agreement will automatically terminate in the event of assignment. The Investment Management Agreement may be terminated by (1) the Company without penalty on 60 days’ written notice, (2) by the vote of a majority of the outstanding voting securities of the Company or by the vote of the Company’s trustees, or (3) the Adviser on 120 days’ written notice.
From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.
The Investment Management Agreement also provides that the Company reimburses the Adviser for certain organizational costs incurred prior to the commencement of the Company’s operations, and for certain offering costs.

As of March 31, 2023 and December 31, 2022, the Company has approximately $2.1 million and $1.3 million, respectively, payable to the Adviser for organizational, offering and operating costs, which is included in “accrued expenses and other liabilities payable to affiliate” and “due to affiliate” on the statements of assets and liabilities.
Under the terms of the Investment Management Agreement, the Company will pay the Adviser a base management fee and may also pay to it certain incentive fees. The cost of both the base management fee and the incentive fee will ultimately be borne by the Company’s shareholders.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
The base management fee is calculated at an annual rate of 1.25% of the Company’s net assets. For services rendered under the Investment Management Agreement, the base management fee is payable monthly in arrears. The base management fee is calculated based on the Company’s net assets at the first business day of the applicable month. For the first calendar month in which the Company has operations, net assets will be measured as the beginning net assets as of the date on which the Company begins operations. Base management fees for any partial month or quarter will be appropriately pro-rated.
For the three months ended March 31, 2023, the Company accrued approximately $1.6 million of base management fees payable to the Adviser. As of March 31, 2023 and December 31, 2022, base management fees payable by the Company to the Adviser were approximately $1.6 million and $1.4 million, respectively.
Pursuant to the Investment Management Agreement, the Adviser is entitled to an incentive fee (“Incentive Fee”), which consists of two components; an incentive fee based on income and an incentive fee based on capital gains.
The portion based on the Company’s income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement entered into between the Company and the Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees).
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
The Company will pay the Adviser an incentive fee quarterly in arrears with respect to the Company’s Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25% per quarter (5.0% annualized) (the “hurdle rate” or “Hurdle”);
100% of the dollar amount of the Company’s Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the Hurdle but is less than a rate of return of 1.43% (5.72% annualized). The Company refers to this portion of its Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of the Company’s Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and 12.5% of the dollar amount of the Company’s Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the Hurdle is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.
These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter.
The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals 12.5% of cumulative realized capital gains from inception through the end of such

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP. The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain.
For the three months ended March 31, 2023, the Company accrued approximately $1.7 million of income incentive fees. As of March 31, 2023 and December 31, 2022, the Company had approximately $1.5 million and $1.4 million of income incentive fees payable, respectively.

As of March 31, 2023, the Company had approximately $0.6 million of capital gains incentive fees, of which none were paid or payable to the Advisor, representing an increase in accrued capital gains incentive fees of $0.3 million for the three months ended March 31, 2023. As of December 31, 2022, the Company had approximately $0.2 million of capital gains incentive fees payable.

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

For the three months ended March 31, 2023, no such Expense Payments were made by the Adviser. For the avoidance of doubt, pursuant to the Merger Agreement, the Expense Support Agreement terminated at the Effective Time of the Merger.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the Company’s Independent Trustees, and in some cases, the prior approval of the SEC. The Company intends to rely on exemptive relief that has been granted by the SEC to the Company, the Adviser, and Angelo Gordon to permit the Company to co-invest with other funds managed by the Adviser or Angelo Gordon, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.
Pursuant to such exemptive relief, the Company is generally permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. In certain situations where co-investment with one or more funds managed by Angelo Gordon is not permitted or appropriate, Angelo Gordon will need to decide which funds will proceed with the investment. Angelo Gordon will make these determinations based on its policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.
Investment in Affiliated Funds
The Company holds equity investments through its interest in the affiliated fund, Twin Brook Equity Holdings, LLC. Twin Brook Equity Holdings, LLC was created to hold equity interest that are purchased alongside the underlying portfolio companies’ debt.

Fair value as of March 31, 2023 and transactions for the three months ended March 31, 2023 of the Company’s investments in affiliates were as follows:

	Investment in Affiliated Funds at Fair Value for the Three Months Ended March 31, 2023
(Amounts in thousands)	Fair Value as of January 1, 2023	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2023	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$27,468	$3,391	$—	$—	$2,521	$33,380	$—
Total non-controlled/affiliated investments	$27,468	$3,391	$—	$—	$2,521	$33,380	$—

Note 7.  Commitments and Contingencies
Commitments
The Company’s investment portfolio contains debt investments that are in the form of revolving lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Unfunded portfolio company commitments and funded debt investments are presented on the consolidated schedule of investments and are fair valued. Unrealized appreciation or depreciation, if any, is included in the consolidated statement of assets and liabilities and consolidated statement of operations.
As of March 31, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	March 31, 2023	December 31, 2022
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
A.P.A. Industries, LLC	$1,320	$—
ACES Intermediate, LLC	6,964	6,964
ADVI Health, LLC	1,062	1,062
AHR Intermediate, Inc	12,139	12,139
ARC Healthcare Technologies, LLC	9,947	9,947
Ascent Lifting, Inc.	1,350	1,345
Benefit Plan Administrators of Eau Claire, LLC	8,990	8,990
BPCP WLF Intermedco LLC	7,876	7,876
Bulk Lift International, LLC	1,748	1,748
Change Academy at Lake of the Ozarks, LLC	4,821	5,786
CPS Power Buyer, LLC	4,705	4,705
Custom Agronomics Holdings, LLC	1,156	2,312
Double E Company, LLC	3,975	4,314
Endodontic Practice Partners, LLC	5,493	6,696
Esquire Deposition Solutions, LLC	4,221	6,007
Helpware, Inc.	3,205	3,205
Hultec Buyer, LLC	5,118	—
Icreon Holdings, LLC	1,049	1,049
Industrial Air Flow Dynamics, Inc.	2,537	2,114
IPC Pain Acquistion, LLC	11,945	11,945
Ironhorse Purchaser, LLC	5,038	11,624
ITSavvy LLC	1,969	4,784
K-1 Packaging Group, LLC.	6,748	6,748
Kwalu, LLC	5,061	5,061
Load One Purchaser Corporation	9,214	9,214
MacKenzie Childs Acquisition, Inc.	225	445
Medical Technology Associates, Inc.	1,929	1,929
MWEC Management, LLC	3,192	—
Nasco Healthcare Inc.	3,322	3,322
NEFCO Holding Company, LLC	4,008	7,270
NH Kronos Buyer, Inc.	12,443	12,443
Optimized Marketing Acquisition, LLC	2,876	1,861
Propio LS, LLC	2,606	905
Purpose Home Health Acquisition, LLC	8,600	8,600
Raneys, LLC	5,722	1,522
Renovation Systems, LLC	7,545	—
RKD Group, LLC	4,905	4,905
Rose Paving, LLC	4,961	2,006

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	March 31, 2023	December 31, 2022
Shasta Buyer, LLC	1,793	1,962
Sixarp, LLC	6,912	6,912
Soccer Post Acquisition, LLC	250	772
Spear Education Holdings, LLC	4,463	4,463
Sun Orchard, LLC	4,527	4,875
Surplus Solutions, LLC	1,771	1,771
Treat Planet Acquisition, LLC	1,965	—
Universal Pure, LLC	6,473	12,228
US Foot and Ankle Specialists, LLC	9,117	12,467
WCI Volt Purchaser, LLC	2,249	2,249
WTWH Buyer, LLC	1,638	1,638
Yard-Nique, Inc	6,956	6,695
Zipline Logistics, LLC	6,214	6,214
Total unfunded portfolio company commitments	$244,310	$243,089
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings during the normal course of business. As of March 31, 2023, management was not aware of any material pending or threatened litigation.
Note 8.  Net Assets
Equity Issuances
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

As of March 31, 2023, the Company had 21,250,422 shares issued and outstanding with a par value of $0.001 per share.
The following table summarizes transactions in common shares during the three months ended March 31, 2023 (excluding the shares issued in conjunction with the Merger):

	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	305,392	$7,815
Net increase (decrease)	305,392	$7,815

Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for the common shares during the three months ended March 31, 2023:

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

NAV Per Share
For the Months Ended	Class I
January 31, 2023	$25.39
February 28, 2023	25.59
March 31, 2023	25.67

Dividends
The following table reflects dividends declared on common shares during the three months ended March 31, 2023:

For the Three Months Ended March 31, 2023
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
March 27, 2023	March 31, 2023	April 28, 2023	$0.18	$3,825

Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan, pursuant to which it reinvests all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of the Company's distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Character of Distributions
The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2023:

	Class I
Source of Distribution	Per Share	Amounts (in thousands)
Net investment income	$0.18	$3,825
Net realized gains	—	0
Total	$0.18	$3,825

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 9.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2023 and for the Period January 27, 2022 (Date of Inception) through March 31, 2022:

(Amounts in thousands, except share and per share amounts)	Three Months Ended March 31, 2023	Period January 27, 2022 (Date of Inception) through March 31, 2022
Net increase (decrease) in net assets resulting from operations	$12,636	$(319)
Weighted average shares of common stock outstanding - basic and diluted	21,046,827	60
Earnings (loss) per common share - basic and diluted	$0.60	$(5,316.67)
Note 10.  Income Taxes
Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. There were $1,366,000 of permanent differences for the three months ended March 31, 2023.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11.  Financial Highlights
The following are financial highlights for a common share outstanding for the three months ended March 31, 2023. The financial highlights are not required for the Period January 27, 2022 (Date of Inception) through March 31, 2022 as AGTB Fund Manager, LLC was the sole shareholder.

(Amounts in thousands, except share and per share amounts)	Three Months Ended March 31, 2023
Per share data:
Net asset value, beginning of period	$25.25
Net investment income (loss)(1)	0.47
Net realized and unrealized gain (loss)(2)	0.13
Total from operations	0.60
Dividends declared	(0.18)
Total increase (decrease) in net assets	0.42
Net asset value, end of period	$25.67
Shares outstanding, end of period	21,250,422
Total return(3)(4)	2.4%
Ratios / supplemental data
Ratio of net expenses to average net assets(4)(5)(6)	2.8%
Ratio of net investment income (loss) to average net assets(4)(5)	1.9%
Net assets, end of period	$545,521
Weighted average shares outstanding	21,046,827
Portfolio turnover rate(7)	6.5%
Asset coverage ratio(8)	242.4%
(1)The per share data was derived using the weighted average shares outstanding during the period.
(2)The amount shown at this caption includes the balancing amount derived from other figures in the schedule. The amount shown does not correspond with the aggregate amount for the period due to the effect of the timing of capital transactions.
(3)Total return is calculated as the change in net asset value ("NAV") per share during the period, plus distributions per share, if any, divided by the opening NAV per share.
(4)Not annualized.
(5)Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(6)Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Administrator, if applicable.
(7)Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the periods reported.
(8)Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 12.  Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, these consolidated financial statements, except as discussed below:

Subsequent Subscriptions and Dividend Declarations

The Company received approximately $27.6 million of net proceeds, inclusive of distributions reinvested through the Company’s distribution reinvestment plan, relating to the issuance of Class I shares for subscriptions effective April 1, 2023. Additionally, the Company received approximately $13.6 million of net proceeds relating to the issuance of Class I shares for subscriptions effective May 1, 2023. The issuance price for May share issuances is not yet finalized at the date of this filing.

On April 26, 2023, the Company’s Board declared net distributions of $0.18 per Class I share, payable on May 31, 2023 to shareholders of record as of April 28, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this quarterly report on Form 10-Q, or this "report," we refer to AG Twin Brook Capital Income Fund and its consolidated subsidiaries as "we," "us," the "Company," "TCAP," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our investment Adviser, AGTB Fund Manager, LLC, as our "Adviser," and we refer to the direct parent company of our Adviser, Angelo, Gordon & Co., L.P., as "Angelo Gordon." The Adviser serves as the Company’s Administrator and may also be referred to herein as "Administrator". On January 1, 2023, we completed the Merger with AGTB Private BDC, which we refer to as the “Private BDC” and commenced operations as the surviving company. Since the Private BDC is the Company’s accounting predecessor, the following section contains information on the results of operations and financial condition of the Private BDC as of December 31, 2022, and for the period from January 27, 2022 (date of inception) through December 31, 2022.
Forward-Looking Statements
The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A of and elsewhere in this Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about TCAP, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the U.S. Securities and Exchange Commission (the “SEC”) including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. This quarterly report on 10-Q contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “1934 Act”).
Overview
We are a newly organized, externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on January 27, 2022, we are externally managed by the Adviser, a wholly-owned subsidiary of Angelo Gordon. Our Adviser is registered as an investment adviser with the SEC. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code.
Pursuant to our Investment Management Agreement, subject to the overall supervision of our board of trustees (the “Board”), our Adviser manages our day-to-day operations, and provides investment advisory and management services to us. Our Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis.

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
As a BDC, we must invest at least 70% of our assets in “eligible portfolio companies,” generally, U.S. private operating companies (or small U.S. public operating companies with a market capitalization of less than $250 million). As a BDC, we may also invest up to 30% of our portfolio in non-eligible portfolio company investments, such as investments in non-U.S. companies, which may include investments in a “passive foreign investment company” (a “PFIC”). Because we have elected to be regulated as a BDC, and we intend to continue to qualify as a RIC under the Code, our portfolio will also be subject to the diversification and other requirements under the Code.
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

Our debt investment portfolio consists of primarily floating rate loans. As of March 31, 2023, 100% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as Term SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.
Dividend income that we receive from our ownership of private securities is recorded pursuant to the terms of the respective investments.
Expenses
Our primary operating expenses include the payment of fees to the Adviser under the Investment Management Agreement, our allocable portion of overhead expenses under the Administration Agreement, interest expense related to borrowings outstanding, and other operating costs described below.
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
As of March 31, 2023, we had borrowings of $383.1 million outstanding at an average all-in rate of 7.23%, which is included in debt on the consolidated statement of assets and liabilities. As of December 31, 2022, the Company had borrowings of $323.2 million outstanding at an average all-in rate of 4.71%. We incurred approximately $7.25 million of interest and unused commitment fees for the three months ended March 31, 2023, which is included in interest expense on the consolidated statement of operations. The carrying values of borrowings outstanding under the debt facilities approximate fair value.
Portfolio and Investment Activity
As of March 31, 2023, based on fair value, our portfolio consisted of 96.23% first lien senior secured debt investments and 3.77% investments in affiliated funds, that hold our equity co-investments. As of December 31, 2022, based on fair value, our portfolio consisted of 96.67% first lien senior secured debt investments and 3.33% investments in affiliated funds.
As of March 31, 2023, we had investments in 51 portfolio companies with an aggregate fair value of $884.6 million. As of December 31, 2022, we had investments in 46 portfolio companies with an aggregate fair value of $824.5 million.
Our investment activity for the three months ended March 31, 2023 is presented below (information presented herein is at par value unless otherwise indicated).

(Amounts in thousands)	Three Months Ended March 31, 2023
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$99,946
Investment in affiliated funds	3,391
Total principal amount of investments committed	$103,337
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(43,931)
Total principal amount of investments sold or repaid	$(43,931)
New debt investments(1):
New commitments	$84,395
Number of new commitments in new portfolio companies(2)	5
Average new commitment amount	$16,879
Weighted average term for new commitments (in years)	5.3
Percentage of new commitments at floating rates	100.0%
Percentage of new commitments at fixed rates	—%
(1)Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2)Number of new debt investment commitments represent commitments to a particular portfolio company.

As of March 31, 2023 and December 31, 2022 our investments consisted of the following:

	March 31, 2023		December 31, 2022
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$849,493	$851,253	$795,429	$797,019
Investment in affiliated funds	30,625	33,380	27,234	27,468
Total investments	$880,118	$884,633	$822,663	$824,487
The table below describes investments by industry composition based on fair value as of March 31, 2023 and December 31, 2022 :

	March 31, 2023	December 31, 2022
Air freight and logistics	2.3%	2.4%
Auto components	2.2%	0.9%
Chemicals	0.6%	0.5%
Commercial services and supplies	2.0%	2.2%
Construction and engineering	6.4%	6.2%
Containers and packaging	6.5%	6.9%
Diversified consumer services	5.9%	6.1%
Electrical equipment	1.1%	1.2%
Electronic equipment, instruments and components	1.5%	1.3%
Food and staples retailing	2.0%	3.5%
Food products	4.6%	4.1%
Health care equipment and supplies	4.2%	4.1%
Health care providers and services	23.9%	26.4%
Health care technology	2.7%	3.0%
Household durables	7.0%	6.1%
Industrial Conglomerates	2.5%	—%
IT services	3.6%	3.9%
Machinery	2.1%	2.2%
Media	7.8%	8.5%
Multisector holdings	3.8%	3.3%
Professional services	1.8%	1.9%
Software	1.3%	1.4%
Specialty retail	1.2%	1.2%
Trading companies and distributors	3.0%	2.7%
Total	100.0%	100.0%
As of March 31, 2023 and December 31, 2022, 100% of our investments were based in the United States.

The weighted average yields and interest rates of our funded debt investments as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Weighted average total yield of funded debt investments at cost	10.6%	10.9%
Weighted average total yield of funded debt investments at fair value	10.6%	10.9%
Weighted average interest rate of funded debt investments (1)	11.0%	10.6%
Weighted average spread over reference rates of all floating rate funded debt investments	5.9%	5.9%
(1)Calculated using actual interest rates in effect as of March 31, 2023 and December 31, 2022 based on borrower elections.
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

The following table shows the composition of our debt investments on the A to F rating scale as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$—	—	$—	—
B	851,253	100.0%	797,019	100.0%
C	—	—	—	—
D	—	—	—	—
E	—	—	—	—
F	—	—	—	—
Total	$851,253	100.0%	$797,019	100.0%
The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$849,493	100.0%	$795,429	100.0%
Non-accrual	—	—	—	—
Total	$849,493	100.0%	$795,429	100.0%
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
Results of Operations
The following table represents the operating results for the three months ended March 31, 2023:
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

(Amounts in thousands)	Three Months Ended March 31, 2023
Total investment income	$25,067
Less: expenses	15,104
Net investment income (loss)	9,963
Net realized gain (loss)	(18)

Net change in unrealized gain (loss)	2,691
Net increase (decrease) in net assets resulting from operations	$12,636
Investment Income
Investment income for the three months ended March 31, 2023 were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2023
Interest	$24,139
Other	928
Total investment income	$25,067
Expenses
Expenses for the three months ended March 31, 2023 were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2023
Interest	$7,692
Income incentive fees	1,670
Management fees	1,640
Other	864
Offering costs	782
Administrative fees(1)	751
Professional fees	552
Organizational costs	528
Capital gains incentive fees	334
Accounting fees	158
Insurance fees	89
Trustees' fees	44
Total expenses	$15,104
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
For the three months ended March 31, 2023, the Administrator charged approximately $751,000, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.
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
Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the three months ended March 31, 2023, we did not accrue U.S. federal excise tax.
We conduct certain activities through our wholly-owned subsidiary, Twin Brook Equity XXXIII Corp., a Delaware corporation. Twin Brook Equity XXXIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the three months ended March 31, 2023, the Company accrued $0 current federal tax and $578,435 of deferred federal tax related to Twin Brook Equity XXXIII Corp., which is included in “Other” expense on the consolidated statement of operations.
Net Change in Unrealized Gains (Losses) on Investment Transactions
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2023, net unrealized gains (losses) on our investment transactions were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2023
Non-controlled, non-affiliated investments	$170
Non-controlled, affiliated investments	2,521
Net change in unrealized gain (loss) on investment transactions	$2,691
For the three months ended March 31, 2023, the net unrealized gain was primarily driven by an increase in the fair value of our investments.
Net Realized Gains (Losses) on Investment Transactions
The realized gains and losses on fully and partially exited portfolio companies during the three months ended March 31, 2023 were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2023
Net realized gain (loss) on investments	$(18)
Net realized gain (loss) on investments	$(18)

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
We may from time to time increase the size of our existing credit facilities. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. There were $383.1 million outstanding borrowings as of March 31, 2023. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of March 31, 2023, taken together with our available debt capacity of $118.2 million, is expected to be sufficient for our investing activities and to conduct our operations.
As of March 31, 2023 we had $47.6 million in cash. During the three months ended March 31, 2023, we used $40.4 million in cash for operating activities, primarily as a result of funding portfolio investments of $111.6 million and partially offset by other operating activities of $71.2 million. Cash provided by financing activities was $49.6 million during the period, primarily the result of proceeds from the issuance of common shares and debt borrowings.
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
As of March 31, 2023, the Company had 21,250,422 shares issued and outstanding with a par value of $0.001 per share.
The following table summarizes transactions in common shares during the three months ended March 31, 2023:

	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	305,392	$7,815
Net increase (decrease)	305,392	$7,815

Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for the common shares during the three months ended March 31, 2023:

NAV Per Share
For the Months Ended	Class I
January 31, 2023	$25.39
February 28, 2023	25.59
March 31, 2023	25.67

Dividends
We plan to make monthly dividends at the Board’s discretion, starting with the first monthly distribution declared in March 2023. The following table reflects dividends declared on common shares during the three months ended March 31, 2023:

For the Three Months Ended March 31, 2023
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
March 27, 2023	March 31, 2023	April 28, 2023	$0.18	$3,825
On April 26, 2023, the Board declared net distributions of $0.18 per Class I share, payable on May 31, 2023 to shareholders of record as of April 28, 2023.

Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan, pursuant to which it reinvests all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of the Company's distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Character of Distributions
The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser, which is subject to recoupment, or the Administrator, if any.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2023:

	Class I
Source of Distribution	Per Share	Amounts (in thousands)
Net investment income	$0.18	$3,825
Net realized gains	—	—
Total	$0.18	$3,825
Debt
In accordance with the 1940 Act, we can borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations.
On June 17, 2022, Twin Brook Capital Funding XXXIII MSPV, LLC, as borrower (the “MSPV Borrower”), an indirect, wholly-owned subsidiary of the Company, entered into a new loan and servicing agreement (as amended, supplemented or otherwise modified from time to time, the “MSPV Credit Facility”) with Twin Brook Capital Funding XXXIII, LLC, as the transferor (the “Transferor”), AGTB Fund Manager, LLC, as the servicer, Morgan Stanley Asset Funding, Inc., as administrative agent, the lenders from time to time party thereto and The Bank of New York Mellon Trust Company, National Association, as the collateral agent, account bank and collateral custodian.
From time to time, the Transferor expects to sell and/or contribute certain investments to the MSPV Borrower. Proceeds from the MSPV Credit Facility will be used to finance the origination and acquisition of loans by the MSPV Borrower, including the purchase of such assets from the Transferor. The Company retains a residual interest in assets contributed to or acquired by the MSPV Borrower through its ownership of the MSPV Borrower. The MSPV Borrower is subject to meet certain covenants under the MSPV Credit Facility agreement. As of March 31, 2023 and December 31, 2022, the MSPV Borrower was in compliance with all such covenants.
The MSPV Credit Facility has a maximum principal amount of $500 million, subject to availability under a borrowing base which consists primarily of commercial loans acquired by the Borrower from the Transferor, a wholly-owned subsidiary of the Company. The MSPV Borrower may, subject to the applicable prepayment premium, prepay the loans and/or terminate or reduce the revolving commitments under the MSPV Credit Facility at any time without penalty. The obligation of the lenders to make revolving commitments under the MSPV Credit Facility will terminate on June 17, 2025 (the “Reinvestment Period”) with a scheduled final maturity date of June 17, 2027. The revolving loans are subject to an interest rate, during the Reinvestment Period, of Term SOFR plus 2.50% per annum and thereafter, Term SOFR plus 3.00% per annum.

On December 13, 2022, Twin Brook Capital Funding XXXIII ASPV, LLC, as borrower (the “ASPV Borrower”), an indirect, wholly-owned subsidiary of the Company, entered into a new Loan, Security and Collateral Management Agreement (as amended, supplemented or otherwise modified from time to time, the “ASPV Credit Facility”), with the Transferor, AGTB Fund Manager, LLC, as the collateral manager, Ally Bank, as administrative agent and arranger, Computershare Trust Company, National Association, as the collateral custodian, and the lenders from time to time party thereto.

From time to time, the Transferor expects to sell and/or contribute certain investments to the ASPV Borrower. Proceeds from the ASPV Credit Facility will be used to finance the origination and acquisition of loans by the ASPV Borrower, including the purchase of such assets from the Transferor. The Company retains a residual interest in assets contributed to or acquired by the ASPV Borrower through its ownership of the ASPV Borrower.

The ASPV Credit Facility created a revolving loan facility with an initial maximum principal amount of $300 million, subject to availability under a borrowing base which consists primarily of commercial loans acquired by the ASPV Borrower from the Transferor, a wholly-owned subsidiary of the Company. The ASPV Borrower may, subject to the applicable prepayment premium, prepay the loans and/or terminate or reduce the revolving commitments under the ASPV Credit Facility at any time without penalty. The obligation of the lenders to make revolving commitments under the ASPV Credit Facility will terminate on December 12, 2025 (the “Reinvestment Period”) with a scheduled final maturity date of December 12, 2027. The revolving loans will be subject to an interest rate of daily simple SOFR plus 2.875% per annum.

The ASPV Credit Facility is secured by all of the assets of the ASPV Borrower and a pledge of equity interests in the ASPV Borrower. The ASPV Borrower is subject to meet certain covenants under the ASPV Credit Facility agreement. As of March 31, 2023 and December 31, 2022, the ASPV Borrower was in compliance with all such covenants.

As of March 31, 2023, there are approximately $65 million in borrowings outstanding on the ASPV Credit Facility, and $318.1 million borrowings outstanding on the MSPV Credit Facility. Borrowings under the our facilities are considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.

The Company incurred approximately $7.25 million of interest and unused commitment fees for the three months ended March 31, 2023 which is included in interest expense on the consolidated statement of operations. The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of March 31, 2023 and December 31, 2022, the asset coverage ratio was 242.4% and 263.6%, respectively.
Debt obligations consisted of the following as of March 31, 2023:

	As of March 31, 2023
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
ASPV Credit Facility	$300,000	$65,000	$13,562	$65,000
MSPV Credit Facility	$500,000	$318,100	$104,666	$318,100
Total debt	$800,000	$383,100	$118,228	$383,100
(1)The amount available reflects any limitations related to the facilities borrowing bases.

Debt obligations consisted of the following as of December 31, 2022:

	As of December 31, 2022
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
ASPV Credit Facility	$300,000	$20,000	$311	$20,000
MSPV Credit Facility	$500,000	$303,200	$130,417	$303,200
Total debt	$800,000	$323,200	$130,728	$323,200
(1)The amount available reflects any limitations related to the facilities borrowing bases.
For the three months ended March 31, 2023 the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2023
Interest expense	$7,254
Amortization of deferred financing costs	438
Total interest expense	$7,692
Average interest rate	7.10%
Average daily borrowings	$358,600
Off-Balance Sheet Arrangements
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
As of March 31, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	March 31, 2023	December 31, 2022
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
A.P.A. Industries, LLC	$1,320	$—
ACES Intermediate, LLC	6,964	6,964
ADVI Health, LLC	1,062	1,062
AHR Intermediate, Inc	12,139	12,139
ARC Healthcare Technologies, LLC	9,947	9,947
Ascent Lifting, Inc.	1,350	1,345
Benefit Plan Administrators of Eau Claire, LLC	8,990	8,990
BPCP WLF Intermedco LLC	7,876	7,876
Bulk Lift International, LLC	1,748	1,748
Change Academy at Lake of the Ozarks, LLC	4,821	5,786
CPS Power Buyer, LLC	4,705	4,705
Custom Agronomics Holdings, LLC	1,156	2,312
Double E Company, LLC	3,975	4,314
Endodontic Practice Partners, LLC	5,493	6,696
Esquire Deposition Solutions, LLC	4,221	6,007
Helpware, Inc.	3,205	3,205

Portfolio Company	March 31, 2023	December 31, 2022
Hultec Buyer, LLC	5,118	—
Icreon Holdings, LLC	1,049	1,049
Industrial Air Flow Dynamics, Inc.	2,537	2,114
IPC Pain Acquistion, LLC	11,945	11,945
Ironhorse Purchaser, LLC	5,038	11,624
ITSavvy LLC	1,969	4,784
K-1 Packaging Group, LLC.	6,748	6,748
Kwalu, LLC	5,061	5,061
Load One Purchaser Corporation	9,214	9,214
MacKenzie Childs Acquisition, Inc.	225	445
Medical Technology Associates, Inc.	1,929	1,929
MWEC Management, LLC	3,192	—
Nasco Healthcare Inc.	3,322	3,322
NEFCO Holding Company, LLC	4,008	7,270
NH Kronos Buyer, Inc.	12,443	12,443
Optimized Marketing Acquisition, LLC	2,876	1,861
Propio LS, LLC	2,606	905
Purpose Home Health Acquisition, LLC	8,600	8,600
Raneys, LLC	5,722	1,522
Renovation Systems, LLC	7,545	—
RKD Group, LLC	4,905	4,905
Rose Paving, LLC	4,961	2,006
Shasta Buyer, LLC	1,793	1,962
Sixarp, LLC	6,912	6,912
Soccer Post Acquisition, LLC	250	772
Spear Education Holdings, LLC	4,463	4,463
Sun Orchard, LLC	4,527	4,875
Surplus Solutions, LLC	1,771	1,771
Treat Planet Acquisition, LLC	1,965	—
Universal Pure, LLC	6,473	12,228
US Foot and Ankle Specialists, LLC	9,117	12,467
WCI Volt Purchaser, LLC	2,249	2,249
WTWH Buyer, LLC	1,638	1,638
Yard-Nique, Inc	6,956	6,695
Zipline Logistics, LLC	6,214	6,214
Total unfunded portfolio company commitments	$244,310	243,089
We seek to carefully manage our unfunded portfolio company commitments for purposes of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage ratio, to cover any outstanding portfolio company unfunded commitments we are required to fund.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of March 31, 2023 is as follows:

	Payment Due by Period
(Amounts in millions)	Total	Less than 1 year	1-3	3-5	More than 5 years
ASPV Credit Facility	$65.0	$—	$—	$65.0	$—
MSPV Credit Facility	$318.1	$—	$—	$318.1	$—
Total	$383.1	$—	$—	$383.1	$—
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the Investment Management Agreement, the Administration Agreement, Expense Support and Conditional Reimbursement Agreement and the Resource Sharing Agreement.
In addition to the aforementioned agreements, we intend to rely on exemptive relief that has been granted to us, our Adviser, and Angelo Gordon to permit us to co-invest with other funds managed by Angelo Gordon in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as any regulatory requirements and other pertinent factors. See “Item 1. – Notes to Consolidated Financial Statements – Note 6. Agreements and Related Party Transactions” for further description of our related party transactions.
Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023, and elsewhere in our filings with the SEC. There have been no significant changes this quarter in our critical accounting policies and practices.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Uncertainty with respect to the economic effects of rising interest rates in response to inflation, the war in Russia and Ukraine and the ongoing COVID-19 pandemic has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including valuation risk and interest rate risk.
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
As of March 31, 2023, 100% of our debt investments based on fair value in our portfolio were at floating rates.
Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage

(considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to Term SOFR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$17.4	$(7.7)	$25.1
Up 100 basis points	$8.7	$(3.8)	$12.5
Down 100 basis points	$(8.7)	$3.8	$(12.5)
Down 200 basis points	$(17.4)	$7.7	$(25.1)
To a limited extent, we may in the future hedge against interest rate fluctuations by using hedging instruments such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023, which could materially affect our business, financial condition and/or operating results. The risks are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The Company is providing the following additional risk factors to supplement the risk factors included in Item 1A. of our Annual Report.

We may be subject to risks related to bank impairments or failures either directly or through our portfolio companies, which, in turn, could indirectly impact our performance and results of operations.

In March 2023, the U.S. Federal Deposit Insurance Corporation (“FDIC”) took control of Silicon Valley Bank and Signature Bank, and in May 2023, the FDIC took control of First Republic Bank due to liquidity concerns. The impairment or failure of one or more banks with whom any of our portfolio companies transact may inhibit the ability of our portfolio companies to access depository accounts, investment accounts or credit facilities at such banks, which, in turn, may cause them to default on their debt obligations to us, resulting in impacts to our performance. In the event of such a failure of a banking institution where one or more of our portfolio companies holds depository accounts, access to such accounts could be restricted and FDIC protection may not be available for balances in excess of amounts insured by the FDIC. In such instances, our affected portfolio companies may not be able to recover such excess, uninsured amounts, and they may not be able to cure any defaults. Additionally, unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm business, financial condition, operating results and prospects. We closely monitor activity in the banking sector as it relates to any of our borrowers and continually assess any potential indirect impact to us as a result of the same.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description
3.1
Second Amended and Restated Agreement and Declaration of Trust, dated January 1, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023)

3.2	Amended and Restated By-laws, dated January 1, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023)
31.1*	Certification of Trevor Clark pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Terrence Walters pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Trevor Clark pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Terrence Walters pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned thereunto duly authorized.

AG Twin Brook Capital Income Fund

May 12, 2023	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer
(Principal Executive Officer)

May 12, 2023	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)