Form 10-Q
period 2023-06-30
AG Twin Brook Capital Income Fund
filed 2023-08-11
CIK 1913724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes ☐ No ☒
As of August 11, 2023, the registrant had 23,183,428 common shares of beneficial interest, $0.001 par value per share, outstanding. Common Shares outstanding exclude July 3, 2023 subscriptions since the issuance price is not yet finalized at the date of this filing.

PART I	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Consolidated Statements of Assets and Liabilities as of June 30, 2023 (Unaudited) and December 31, 2022	2
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2023 and for the Three Months Ended June 30, 2022 and for the Period January 27, 2022 (Inception) through June 30, 2022 (Unaudited)	3
	Consolidated Statements of Changes in Net Assets for the Three and Six Months ended June 30, 2023 and for the Three Months Ended June 30, 2022 and for the period January 27, 2022 (Inception) through June 30, 2022 (Unaudited)	4
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 (Unaudited) and for the period January 27, 2022 (Inception) through June 30, 2022 (Unaudited)	5
	Consolidated Schedules of Investments as of June 30, 2023 (Unaudited) and December 31, 2022	6
	Notes to Consolidated Financial Statements (Unaudited)	19
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59
Item 4.	Controls and Procedures	60

PART II	OTHER INFORMATION	61
Item 1.	Legal Proceedings	61
Item 1A.	Risk Factors	61
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3.	Defaults Upon Senior Securities	61
Item 4.	Mine Safety Disclosures	61
Item 5.	Other Information	61
Item 6.	Exhibits	62
Signatures		63

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $943,989 and $795,429, respectively)	$945,778	$797,019
Non-controlled/affiliated investments at fair value (amortized cost of $34,165 and $27,234, respectively)	38,564	27,468
Cash	15,350	22,659
Restricted cash	25,956	15,850
Deferred financing costs	7,175	7,892
Interest receivable	3,802	6,023
Deferred offering costs	1,086	459
Prepaid expenses	38	138
Total assets	$1,037,749	$877,508
Liabilities
Debt (Note 5)	$423,200	$323,200
Interest payable	6,206	4,782
Dividend payable	4,173	15,707
Income incentive fee payable	1,915	1,412
Management fees payable	1,770	1,397
Accrued expenses and other liabilities payable to affiliate	1,390	1,064
Deferred tax liability	924	—
Capital gains incentive fee payable	793	249
Deferred income	509	614
Due to affiliate	—	188
Total liabilities	440,880	348,613
Commitments and contingencies (Note 7)
Net assets
Class I common shares $0.001 par value, unlimited shares authorized; 23,183,428 and 20,943,030 shares issued and outstanding, respectively	$23	$21
Additional paid-in-capital	583,748	528,878
Total distributable earnings (loss)	13,098	(4)
Total net assets	596,869	528,895
Total liabilities and net assets	$1,037,749	$877,508
Net asset value per share	$25.75	$25.25
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Period from January 27, 2022 (Inception) to June 30, 2022
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$28,312	$297	$52,451	$297
Other	331	418	1,259	418
Total investment income from non-controlled, non-affiliated investments:	28,643	715	53,710	715
Total investment income	28,643	715	53,710	715
Expenses
Interest	$9,625	$104	$17,317	$104
Income incentive fees(1)	1,915	—	3,585	—
Management fees(1)	1,770	174	3,410	174
Offering costs	836	60	1,618	60
Other	357	38	643	38
Professional fees	721	16	1,273	16
Administrative fees(1)	321	255	1,072	255
Capital gains incentive fees(1)	209	—	543	—
Organizational costs	—	61	528	381
Accounting fees	114	72	272	72
Insurance fees	23	82	112	82
Trustees' fees	45	52	89	52
Total expenses	15,936	914	30,462	1,234
Net investment income (loss) before taxes	$12,707	$(199)	$23,248	$(519)
Deferred federal tax provision(2)	346	—	924	—
Net investment income (loss) after taxes	$12,361	$(199)	$22,324	$(519)
Net realized and unrealized gain (loss) on investment transactions
Net realized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	—	—	(18)	—
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	29	(6)	199	(6)
Non-controlled, affiliated investments	1,644	—	4,165	—
Total net realized and unrealized gain (loss) on investment transactions	1,673	(6)	4,346	$(6)
Net increase (decrease) in net assets resulting from operations	$14,034	$(205)	$26,670	$(525)
Net investment income (loss) per share - basic and diluted	$0.54	$(0.09)	$1.02	$(0.34)
Earnings (loss) per share - basic and diluted	$0.62	$(0.09)	$1.22	$(0.34)
Weighted average shares outstanding - basic and diluted	22,724,706	2,241,785	21,890,401	1,533,872
(1)Refer to Note 6 - Agreements and Related Party Transactions
(2)Related to the Company’s wholly-owned, consolidated subsidiary, Twin Brook Equity XXXIII Corp., which is treated as a corporation for United States federal income tax purposes
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Period from January 27, 2022 (Inception) to June 30, 2022
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$12,361	$(199)	$22,324	$(519)
Net realized gain (loss)	—	—	(18)	—
Net change in unrealized gain (loss)	1,673	(6)	4,364	(6)
Net increase (decrease) in net assets resulting from operations	14,034	(205)	26,670	(525)
Dividends
Dividends declared from earnings	(12,295)	—	(16,120)	—
Net increase (decrease) in net assets resulting from dividends	(12,295)	—	(16,120)	—
Capital share transactions
Proceeds from shares sold	49,325	174,998	57,140	175,000
Distributions reinvested	284	—	284	—
Net increase (decrease) in net assets resulting from capital share transactions	49,609	174,998	57,424	175,000
Total increase (decreases) in net assets	51,348	174,793	67,974	174,475
Net assets, at beginning of period	545,521	(318)	528,895	—
Net assets, at end of period	$596,869	$174,475	$596,869	$174,475
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30, 2023	Period from January 27, 2022 (Inception) to June 30, 2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$26,670	$(525)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	18	—
Net change in unrealized (appreciation) depreciation on investments	(4,364)	6
Net accretion on debt instruments	(2,186)	(25)
Net paydown gain on debt instruments	(359)	—
Interest received in-kind	(59)	—
Purchases and drawdowns of investments	(253,754)	(85,995)
Proceeds from sales and paydowns of investments	100,849	—
Amortization of deferred financing costs	867	45
Amortization of deferred offering costs	1,618	60
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	2,221	(243)
(Increase) decrease in prepaid expenses	100	—
Increase (decrease) in interest payable	1,424	58
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	326	466
Increase (decrease) in income incentive fees payable	503	—
Increase (decrease) in management fees payable	373	174
Increase (decrease) in deferred tax liability	924	—
Increase (decrease) in capital gains incentive fees payable	544	—
Increase (decrease) in deferred income	(105)	107
Increase (decrease) in due to affiliate	(188)	360
Increase (decrease) in organizational costs payable to affiliate	—	378
Net cash used in operating activities	(124,578)	(85,134)
Cash flows from financing activities
Dividends paid	(27,370)	—
Proceeds from issuance of common shares	57,140	173,512
Borrowings on debt	230,400	1,000
Payments on debt	(130,400)	—
Payments for deferred financing costs	(150)	(3,522)
Payments for deferred offering costs	(2,245)	(360)
Net cash provided by financing activities	127,375	170,630
Net change in cash	2,797	85,496
Cash
Cash, beginning of period	38,509	—
Cash, end of period	$41,306	$85,496
Supplemental and non-cash information
Contributions receivable	$—	$1,488
Distributions reinvested	$284	$—
Cash paid during the period for interest	$15,026	$1
Dividends payable	$4,173	$—
The following table provides a reconciliation of cash and restricted cash reported within the consolidated statements of assets and liabilities:
Cash	$15,350	$85,496
Restricted cash	25,956	—
Total cash and restricted cash	$41,306	$85,496
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt
Air freight and logistics
Load One Purchaser Corporation (6)	First lien senior secured delayed draw term loan	S +	5.75%	11.25%	6/21/2028	$6,080	$(94)	$(92)	(0.02)%
Load One Purchaser Corporation	First lien senior secured revolving loan	S +	5.75%	11.25%	6/21/2028	3,482	291	296	0.05%
Load One Purchaser Corporation	First lien senior secured term loan	S +	5.75%	11.25%	6/21/2028	13,410	13,175	13,200	2.21%
Zipline Logistics, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.97%	9/19/2027	4,527	(76)	(70)	(0.01)%
Zipline Logistics, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.97%	9/19/2027	1,687	(28)	(26)	0.00%
Zipline Logistics, LLC	First lien senior secured term loan	S +	5.75%	10.97%	9/19/2027	6,889	6,768	6,779	1.14%
							20,036	20,087	3.37%
Auto components
Raneys, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.45%	6/7/2027	$4,855	$1,255	$1,270	0.21%
Raneys, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.50%	6/7/2027	1,522	(29)	(27)	0.00%
Raneys, LLC	First lien senior secured term loan	S +	6.00%	11.50%	6/7/2027	8,894	8,715	8,735	1.46%
A.P.A. Industries, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.75%	1/10/2028	1,523	(35)	(33)	(0.01)%
A.P.A. Industries, LLC	First lien senior secured term loan	S +	6.25%	11.75%	1/10/2028	10,065	9,836	9,849	1.65%
							19,742	19,794	3.31%
Chemicals
Custom Agronomics Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.00%	8/30/2027	$2,312	$(39)	$(35)	(0.01)%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	12.00%	8/30/2027	3,910	3,843	3,849	0.64%
							3,804	3,814	0.63%
Commercial services and supplies
Industrial Air Flow Dynamics, Inc. (6)	First lien senior secured revolving loan	S +	6.25%	11.45%	8/5/2028	$2,537	$(43)	$(39)	(0.01)%
Industrial Air Flow Dynamics, Inc.	First lien senior secured term loan	S +	6.25%	11.45%	8/5/2028	17,668	17,353	17,390	2.91%
QLS Buyer, Inc (6)	First lien senior secured revolving loan	S +	6.00%	11.23%	5/2/2028	1,591	(38)	(38)	(0.01)%
QLS Buyer, Inc	First lien senior secured term loan	S +	6.00%	11.23%	5/2/2028	12,434	12,132	12,132	2.03%
							29,404	29,445	4.92%
Construction and engineering
Rose Paving, LLC	First lien senior secured revolving loan	S +	5.50%	10.94%	11/7/2028	$4,961	$2,285	$2,295	0.38%
Rose Paving, LLC	First lien senior secured term loan	S +	5.50%	10.70%	11/7/2028	16,768	16,391	16,415	2.75%
Ironhorse Purchaser, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.00%	9/30/2027	9,366	9,252	9,262	1.55%
Ironhorse Purchaser, LLC (7)	First lien senior secured revolving loan	S +	6.50%	11.84%	9/30/2027	5,813	3,590	3,617	0.61%
Ironhorse Purchaser, LLC	First lien senior secured term loan	S +	6.50%	12.00%	9/30/2027	30,452	30,043	30,099	5.04%
							61,561	61,688	10.33%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Containers and packaging
Bulk Lift International, LLC (6)	First lien senior secured revolving loan	S +	6.75%	12.25%	11/15/2027	$1,748	$(43)	$(41)	(0.01)%
Bulk Lift International, LLC	First lien senior secured term loan	S +	6.75%	12.25%	11/15/2027	5,787	5,645	5,653	0.95%
K-1 Packaging Group, LLC. (6)	First lien senior secured revolving loan	S +	6.00%	11.22%	10/6/2027	6,748	(144)	(136)	(0.02)%
K-1 Packaging Group, LLC.	First lien senior secured term loan	S +	6.00%	11.22%	10/6/2027	32,949	32,208	32,278	5.42%
Sixarp, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	10.75%	8/5/2027	3,180	(51)	(48)	(0.01)%
Sixarp, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.75%	8/5/2027	3,732	(61)	(56)	(0.01)%
Sixarp, LLC	First lien senior secured term loan	S +	5.25%	10.75%	8/5/2027	19,726	19,386	19,422	3.25%
							56,940	57,072	9.57%
Diversified consumer services
ACES Intermediate, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.72%	7/27/2027	$6,964	$(113)	$(104)	(0.02)%
ACES Intermediate, LLC	First lien senior secured term loan	S +	5.50%	10.72%	7/27/2027	31,219	30,693	30,747	5.16%
Yard-Nique, Inc	First lien senior secured delayed draw term loan	S +	6.00%	11.39%	4/30/2026	6,086	399	402	0.07%
Yard-Nique, Inc (6)	First lien senior secured revolving loan	S +	6.00%	11.39%	4/30/2026	870	(10)	(9)	0.00%
Yard-Nique, Inc	First lien senior secured term loan	S +	6.00%	11.39%	4/30/2026	6,705	6,631	6,640	1.11%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.90%	12/30/2027	3,842	2,331	2,332	0.39%
Esquire Deposition Solutions, LLC	First lien senior secured revolving loan	S +	6.50%	11.89%	12/30/2027	2,162	590	592	0.10%
Esquire Deposition Solutions, LLC	First lien senior secured term loan	S +	6.50%	11.89%	12/30/2027	13,391	13,026	13,041	2.18%
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.65%	4/25/2028	7,090	3,658	3,658	0.61%
CL Services Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.47%	4/25/2028	1,591	(38)	(38)	(0.01)%
CL Services Acquisition, LLC	First lien senior secured term loan	S +	6.25%	11.47%	4/25/2028	9,891	9,651	9,648	1.62%
							66,818	66,909	11.21%
Electrical equipment
WCI Volt Purchaser, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.25%	9/15/2028	$2,249	$(39)	$(36)	(0.01)%
WCI Volt Purchaser, LLC	First lien senior secured term loan	S +	5.75%	11.25%	9/15/2028	9,834	9,656	9,674	1.62%
							9,617	9,638	1.61%
Electronic equipment, instruments and components
ITSavvy LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.57%	8/8/2028	$2,428	$2,183	$2,184	0.37%
ITSavvy LLC (6)	First lien senior secured revolving loan	S +	5.50%	11.05%	8/8/2028	1,741	(15)	(12)	0.00%
ITSavvy LLC	First lien senior secured term loan	S +	5.50%	11.05%	8/8/2028	11,188	11,092	11,114	1.86%
							13,260	13,286	2.23%
Food and staples retailing
Universal Pure, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.34%	10/31/2028	$355	$36	$36	0.01%
Universal Pure, LLC (8)	First lien senior secured revolving loan	S +	6.00%	11.36%	10/31/2028	6,992	1,752	1,760	0.29%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Universal Pure, LLC	First lien senior secured term loan	S +	6.00%	11.39%	10/31/2028	17,009	16,584	16,602	2.78%
							18,372	18,398	3.08%
Food products
Sun Orchard, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.75%	7/8/2027	$5,223	$(84)	$(77)	(0.01)%
Sun Orchard, LLC	First lien senior secured term loan	S +	5.25%	10.75%	7/8/2027	9,408	9,252	9,268	1.55%
BPCP WLF Intermedco LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.39%	8/19/2027	5,846	(97)	(89)	(0.01)%
BPCP WLF Intermedco LLC	First lien senior secured revolving loan	S +	6.00%	11.39%	8/19/2027	3,383	1,297	1,302	0.22%
BPCP WLF Intermedco LLC	First lien senior secured term loan	S +	6.00%	11.39%	8/19/2027	23,209	22,815	22,852	3.83%
Treat Planet Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.00%	1/11/2028	1,965	(53)	(52)	(0.01)%
Treat Planet Acquisition, LLC	First lien senior secured term loan	S +	6.50%	12.00%	1/11/2028	7,264	7,065	7,073	1.19%
							40,195	40,277	6.76%
Health care equipment and supplies
Medical Technology Associates, Inc. (6)	First lien senior secured revolving loan	S +	6.25%	11.75%	7/25/2028	$1,929	$(41)	$(37)	(0.01)%
Medical Technology Associates, Inc.	First lien senior secured term loan	S +	6.25%	11.75%	7/25/2028	14,286	13,970	14,010	2.35%
Nasco Healthcare Inc. (9)	First lien senior secured revolving loan	S +	5.75%	11.13%	6/30/2025	3,322	800	803	0.13%
Nasco Healthcare Inc.	First lien senior secured term loan	S +	5.75%	11.14%	6/30/2025	17,722	17,561	17,581	2.95%
Surplus Solutions, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.50%	11/30/2027	1,771	(39)	(37)	(0.01)%
Surplus Solutions, LLC	First lien senior secured term loan	S +	6.00%	11.50%	11/30/2027	10,093	9,871	9,882	1.66%
							42,122	42,202	7.07%
Health care providers and services
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured delayed draw term loan	S +	5.50%	11.00%	6/7/2026	$7,318	$1,645	$1,648	0.28%
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.79%	6/7/2026	1,672	(20)	(18)	0.00%
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured term loan	S +	5.50%	10.79%	6/7/2026	12,897	12,730	12,748	2.14%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured revolving loan	S +	5.50%	11.00%	8/2/2027	5,786	1,255	1,263	0.21%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S +	5.50%	10.89%	8/2/2027	29,547	29,051	29,098	4.88%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.66%	11/2/2027	16,642	12,780	12,801	2.14%
Endodontic Practice Partners, LLC	First lien senior secured revolving loan	S +	6.00%	11.22%	11/2/2027	1,918	156	161	0.03%
Endodontic Practice Partners, LLC	First lien senior secured term loan	S +	6.00%	11.46%	11/2/2027	14,846	14,568	14,610	2.45%
IPC Pain Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.22%	5/19/2027	10,830	9,680	9,683	1.62%
IPC Pain Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.22%	5/19/2027	1,115	(13)	(11)	0.00%
IPC Pain Acquisition, LLC	First lien senior secured term loan	S +	6.00%	11.22%	5/19/2027	2,771	2,737	2,742	0.46%
NH Kronos Buyer, Inc. (6)	First lien senior secured revolving loan	S +	6.25%	11.64%	11/1/2028	12,443	(332)	(292)	(0.05)%
NH Kronos Buyer, Inc.	First lien senior secured term loan	S +	6.25%	11.64%	11/1/2028	51,746	50,345	50,497	8.46%
Propio LS, LLC	First lien senior secured revolving loan	S +	5.50%	11.02%	8/2/2027	3,619	520	525	0.09%
Propio LS, LLC	First lien senior secured term loan	S +	5.50%	10.96%	8/2/2027	19,741	19,405	19,442	3.26%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.71%	11/3/2027	6,682	(131)	(122)	(0.02)%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Purpose Home Health Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.71%	11/3/2027	1,918	(37)	(35)	(0.01)%
Purpose Home Health Acquisition, LLC	First lien senior secured term loan	S +	6.25%	11.71%	11/3/2027	7,921	7,765	7,777	1.30%
ADVI Health, LLC (6)	First lien senior secured revolving loan	S +	7.00%	12.50%	11/29/2027	1,062	(23)	(22)	0.00%
ADVI Health, LLC	First lien senior secured term loan	S +	7.00%	12.50%	11/29/2027	6,211	6,070	6,081	1.02%
Spear Education Holdings, LLC (6)	First lien senior secured revolving loan	S +	7.50%	12.89%	12/15/2027	4,463	(109)	(105)	(0.02)%
Spear Education Holdings, LLC	First lien senior secured term loan	S +	7.50%	12.89%	12/15/2027	12,509	12,196	12,210	2.05%
US Foot and Ankle Specialists, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.97%	9/15/2026	16,558	9,710	9,714	1.63%
US Foot and Ankle Specialists, LLC	First lien senior secured revolving loan	S +	5.75%	10.97%	9/15/2026	2,699	637	640	0.11%
US Foot and Ankle Specialists, LLC	First lien senior secured term loan	S +	5.75%	10.97%	9/15/2026	20,915	20,619	20,644	3.46%
MWEC Management, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.39%	2/14/2025	1,429	(32)	(33)	(0.01)%
MWEC Management, LLC	First lien senior secured revolving loan	S +	6.00%	11.39%	2/14/2028	1,924	111	114	0.02%
MWEC Management, LLC	First lien senior secured term loan	S +	6.00%	11.39%	2/14/2028	11,684	11,377	11,399	1.91%
Beghou Consulting, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.50%	5/1/2028	2,654	(71)	(71)	(0.01)%
Beghou Consulting, LLC	First lien senior secured term loan	S +	6.00%	11.50%	5/1/2028	14,897	14,499	14,499	2.43%
BPCP EE Intermedco LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.64%	4/3/2028	3,213	1,986	1,990	0.33%
BPCP EE Intermedco LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.64%	4/3/2028	2,244	(59)	(56)	(0.01)%
BPCP EE Intermedco LLC	First lien senior secured term loan	S +	6.25%	11.64%	4/3/2028	6,526	6,355	6,363	1.07%
Flourish Research Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	11.81%	4/28/2025	2,162	(51)	(51)	(0.01)%
Flourish Research Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.81%	4/28/2026	829	(20)	(20)	—%
Flourish Research Acquisition, LLC	First lien senior secured term loan	S +	6.50%	11.81%	4/28/2026	19,027	18,569	18,569	3.11%
H2 Holdco, Inc. (6)	First lien senior secured delayed draw term loan	S + 5.25% + 2.25% PIK		11.01%	5/5/2028	7,061	(205)	(205)	(0.03)%
H2 Holdco, Inc. (6)(10)	First lien senior secured revolving loan	S + 5.25% + 2.25% PIK		11.01%	5/5/2028	2,488	(72)	(72)	(0.01)%
H2 Holdco, Inc.	First lien senior secured term loan	S + 5.25% + 2.25% PIK		11.01%	5/5/2028	17,292	16,785	16,787	2.81%
							280,376	280,892	47.09%
Health care technology
AHR Intermediate, Inc	First lien senior secured delayed draw term loan	S +	5.25%	10.60%	7/29/2027	$5,202	$3,795	$3,782	0.63%
AHR Intermediate, Inc	First lien senior secured revolving loan	S +	5.25%	10.75%	7/29/2027	7,708	645	705	0.12%
AHR Intermediate, Inc	First lien senior secured term loan	S +	5.25%	10.75%	7/29/2027	24,169	23,939	23,964	4.01%
							28,379	28,451	4.76%
Household durables
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.72%	9/26/2027	$3,018	$2,605	$2,609	0.44%
CPS Power Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.00%	9/26/2027	1,687	(29)	(26)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
CPS Power Buyer, LLC	First lien senior secured term loan	S +	6.50%	12.00%	9/26/2027	5,092	5,001	5,010	0.84%
Kwalu, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.25%	9/23/2027	5,061	(86)	(79)	(0.01)%
Kwalu, LLC	First lien senior secured term loan	S +	5.75%	11.25%	9/23/2027	24,712	24,277	24,315	4.07%
MacKenzie Childs Acquisition, Inc.	First lien senior secured revolving loan	S +	6.00%	11.11%	9/2/2027	3,374	2,882	2,887	0.48%
MacKenzie Childs Acquisition, Inc.	First lien senior secured term loan	S +	6.00%	11.11%	9/2/2027	17,972	17,738	17,766	2.98%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.53%	1/23/2028	5,826	4,069	4,070	0.68%
Renovation Systems, LLC	First lien senior secured revolving loan	S +	6.00%	11.50%	1/23/2028	1,965	437	439	0.07%
Renovation Systems, LLC	First lien senior secured term loan	S +	6.00%	11.50%	1/23/2028	12,349	12,013	12,025	2.01%
							68,907	69,016	11.56%
Industrial Conglomerates
Hultec Buyer, LLC	First lien senior secured revolving loan	S +	6.25%	11.45%	3/31/2029	$3,825	$273	$277	0.05%
Hultec Buyer, LLC	First lien senior secured term loan	S +	6.25%	11.65%	3/31/2029	14,230	13,814	13,839	2.32%
							14,087	14,116	2.37%
IT services
Icreon Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.00%	10/26/2027	1,049	$(23)	$(21)	—%
Icreon Holdings, LLC	First lien senior secured term loan	S +	6.50%	12.00%	10/26/2027	8,223	8,040	8,056	1.35%
							8,017	8,035	1.35%
Machinery
Double E Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.39%	6/21/2028	$1,969	$(15)	$(13)	0.00%
Double E Company, LLC	First lien senior secured revolving loan	S +	6.00%	11.32%	6/21/2028	3,044	1,294	1,299	0.22%
Double E Company, LLC	First lien senior secured term loan	S +	6.00%	11.39%	6/21/2028	17,367	17,217	17,260	2.89%
							18,496	18,546	3.11%
Media
Optimized Marketing Acquisition, LLC	First lien senior secured revolving loan	S +	5.75%	11.05%	8/19/2027	$3,383	$1,128	$1,133	0.19%
Optimized Marketing Acquisition, LLC	First lien senior secured term loan	S +	5.75%	10.97%	8/19/2027	26,037	25,590	25,636	4.30%
RKD Group, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.39%	8/17/2028	4,905	(63)	(55)	(0.01)%
RKD Group, LLC	First lien senior secured term loan	S +	6.00%	11.39%	8/17/2028	33,507	33,072	33,138	5.55%
WTWH Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.00%	12/16/2027	1,638	(37)	(35)	(0.01)%
WTWH Buyer, LLC	First lien senior secured term loan	S +	6.50%	12.00%	12/16/2027	10,145	9,912	9,927	1.66%
							69,602	69,744	11.68%
Professional services
Helpware, Inc.	First lien senior secured revolving loan	S +	5.75%	11.23%	9/8/2026	$5,061	$1,800	$1,807	0.30%
Helpware, Inc.	First lien senior secured term loan	S +	5.75%	11.25%	9/8/2026	14,043	13,874	13,894	2.33%
							15,674	15,701	2.63%
Software
Shasta Buyer, LLC	First lien senior secured revolving loan	S +	6.25%	11.75%	8/9/2028	$2,199	$250	$253	0.04%
Shasta Buyer, LLC	First lien senior secured term loan	S +	6.25%	11.75%	8/9/2028	11,604	11,399	11,422	1.91%
							11,649	11,675	1.95%
Specialty retail
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Soccer Post Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	11.00%	6/30/2027	$1,513	$1,416	$1,418	0.24%
Soccer Post Acquisition, LLC	First lien senior secured revolving loan	S +	5.50%	11.00%	6/30/2027	1,741	185	187	0.03%
Soccer Post Acquisition, LLC	First lien senior secured term loan	S +	5.50%	11.00%	6/30/2027	7,552	7,443	7,455	1.25%
							9,044	9,060	1.52%
Trading companies and distributors
Ascent Lifting, Inc.	First lien senior secured revolving loan	S +	6.00%	11.20%	9/9/2027	$2,500	$605	$608	0.10%
Ascent Lifting, Inc.	First lien senior secured term loan	S +	6.00%	11.20%	9/9/2027	17,280	16,840	16,862	2.83%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.06%	8/5/2028	2,186	2,155	2,154	0.36%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.09%	8/5/2024	2,192	25	28	0.00%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.78%	8/5/2028	2,611	2,593	2,570	0.43%
NEFCO Holding Company, LLC	First lien senior secured revolving loan	P +	5.50%	13.75%	8/5/2028	3,045	1,572	1,576	0.26%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	6.50%	11.78%	8/5/2028	14,360	14,097	14,134	2.37%
							37,887	37,932	6.35%
Total non-controlled/non-affiliated senior secured debt							$943,989	$945,778	158.46%

Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (11) (12) (13)	Equity 7.03% membership interest						$34,165	$38,564	6.46%
Total non-controlled/affiliated investments							$34,165	$38,564	6.46%
Total investments							$978,154	$984,342	164.92%
(1)Unless otherwise indicated, all investments are considered Level 3 investments. Under section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2023, there were no non-qualifying assets.
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
(5)Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“Term SOFR” or “S”) and/or an alternate base rate (e.g. prime rate (“P”)), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the applicable margin has been provided over Term SOFR based on each respective credit agreement. As of June 30, 2023, the reference rates for the floating rate loans were the Term SOFR of 5.09% and the Prime Rate of 8.25%.
(6)Represents revolvers and delayed draw term loans where the entire balance is unfunded as of June 30, 2023. The negative fair value is a result of the commitment being valued below par. Refer to Note 7 for further information.
(7)Principal balance includes reserve for letter of credit of $82,358 on which the borrower pays 6.50%.
(8)Principal balance includes reserve for letter of credit of $160,279 on which the borrower pays 6.00%.
(9)Principal balance includes reserve for letter of credit of $265,760 on which the borrower pays 5.75%.
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands)
(Unaudited)
(10)Principal balance includes reserve for letter of credit of $213,947 on which the borrower pays 5.25%.
(11)As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.
(12)Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2023, the aggregate fair value of these securities is $38,564 or 6.46% of the Company's net assets. The “restricted security”, Twin Brook Equity Holdings, LLC was purchased on May 19, 2022.
(13)Non-income producing investment.
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

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)
Note 1.  Organization

AG Twin Brook Capital Income Fund (“TCAP” or the “Company”) is a Delaware statutory trust which was formed on January 27, 2022 (date of inception). AGTB Fund Manager, LLC (the “Adviser”), a wholly-owned subsidiary of Angelo, Gordon & Co., L.P. (“Angelo Gordon”), serves as the investment adviser of the Company. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

There were no operations other than those related to the Company’s organization and preparation for its public, ongoing offering prior to December 31, 2022. As of December 31, 2022, the Adviser contributed $50,000 of capital to the Company. In exchange for this contribution, the Adviser had received 2,000 Class I shares of the Company.

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

The Merger with AGTB Private BDC
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

The Merger with AG Twin Brook BDC, Inc.
On July 28, 2023, the Company completed its previously announced acquisition of AG Twin Brook BDC, Inc., a Delaware corporation (“AGTB” and, together with the Company, the “Parties”), with the Company continuing as the surviving company (the “Transaction”). The Transaction was completed pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated May 19, 2023, by and between the Parties. Prior to the Transaction closing, AGTB was an affiliated business BDC managed by AG Twin Brook Manager, LLC, a wholly-owned subsidiary of Angelo Gordon. The Company is a public, non-exchange traded BDC, managed by AGTB Fund Manager, LLC, which is also a wholly-owned subsidiary of Angelo Gordon. The Company is the accounting survivor of the merger.
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023.
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
Investment Related Transactions, Revenue Recognition and Expenses
Investment transactions and the related revenue and expenses are recorded on a trade-date basis. Realized gains and losses on investment transactions are determined using the specific identification method. All costs associated with consummated investments are included in the cost of such investments. Broken deal expenses incurred in connection with investment transactions which are not successfully consummated are expensed as a component of “Other” expense on the consolidated statements of operations.
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

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Upon prepayment of investments in debt instruments, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as “Interest” income on the consolidated statements of operations. Interest received in-kind, computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment and reported as “Interest” income on the consolidated statements of operations. The Company records dividend income from private securities pursuant to the terms of the respective investments.
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
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s financing facilities.  Such financing costs are capitalized and amortized over the life of the facility utilizing the straight-line method.  For the three and six months ended June 30, 2023, the Company paid approximately $150,000 of financing costs. For the three and six months ended June 30, 2023, the Company amortized approximately $429,000 and $867,000 of financing costs which have been included in “Interest” expense on the consolidated statements of operations. For the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, the Company paid approximately $3.5 million of financing costs, of which $45,000 were amortized and have been included in “Interest” expense on the consolidated statements of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments. Such fees are deferred when received and recognized as earned over the applicable period.  For the three and six months ended June 30, 2023, the Company received approximately $311,000 and $449,000 of agent fees. During the three and six months ended June 30, 2023, approximately $302,000 and $554,000 of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) through June 30, 2022, the Company received approximately $119,000 of agent fees. During the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, approximately $12,000 of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations.
Income Taxes
The Company has elected to be regulated as a BDC under the 1940 Act. The Company also intends to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. As a RIC, the Company generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes timely to its shareholders as dividends. To the extent the Company qualifies as a RIC, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax. For the three and six months ended June 30, 2023 the Company did not accrue U.S. federal excise tax.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company conducts certain of its activities through its wholly-owned subsidiary, Twin Brook Equity XXXIII Corp., a Delaware corporation. Twin Brook Equity XXXIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the three and six months ended June 30, 2023, the Company accrued $0 current federal tax. For the three and six months ended June 30, 2023 the company accrued approximately $346,000 and $924,000 of deferred federal tax related to Twin Brook Equity XXXIII Corp., which is included in “deferred tax provision” on the consolidated statements of operations.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no tax penalties, and no interest associated with income taxes incurred through June 30, 2023.
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the three and six months ended June 30, 2023, the Company earned approximately $29,000 and $705,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations. For the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, the Company earned approximately $406,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations.
The Company follows the guidance in Accounting Standards Codification (“ASC”) Topic 860 Transfers and Servicing when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales that do not meet the definition of a participating interest remain on the consolidated statements of assets and liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. There were no participations that were accounted for as secured borrowings during the period.
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

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Investments at fair value and amortized cost consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$943,989	$945,778	$795,429	$797,019
Investment in affiliated funds	34,165	38,564	27,234	27,468
Total investments	$978,154	$984,342	$822,663	$824,487
The industry composition of investments based on fair value as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
Air freight and logistics	2.0%	2.4%
Auto components	2.0%	0.9%
Chemicals	0.4%	0.5%
Commercial services and supplies	3.0%	2.2%
Construction and engineering	6.3%	6.2%
Containers and packaging	5.8%	6.9%
Diversified consumer services	6.8%	6.1%
Electrical equipment	1.0%	1.2%
Electronic equipment, instruments and components	1.3%	1.3%
Food and staples retailing	1.9%	3.5%
Food products	4.1%	4.1%
Health care equipment and supplies	4.3%	4.1%
Health care providers and services	28.6%	26.4%
Health care technology	2.8%	3.0%
Household durables	7.0%	6.1%
Industrial Conglomerates	1.4%	—%
IT services	0.8%	3.9%
Machinery	1.9%	2.2%
Media	7.1%	8.5%
Multisector holdings	3.9%	3.3%
Professional services	1.6%	1.9%
Software	1.2%	1.4%
Specialty retail	0.9%	1.2%
Trading companies and distributors	3.9%	2.7%
Total	100.0%	100.0%
As of June 30, 2023 and December 31, 2022, 100% of investments held were based in the United States.
Note 4.  Fair Value of Investments
Fair Value Disclosures
The following table presents the fair value hierarchy of financial instruments as of June 30, 2023 and December 31, 2022:

	Assets at Fair Value as of June 30, 2023
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$945,778	$945,778
Total	$—	$—	$945,778	$945,778

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Investments measured at net asset value(1)	$38,564
Total financial instruments, at fair value	$984,342
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

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and six months ended June 30, 2023 and for the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022:

	Level 3 Assets at Fair Value for the Three Months Ended June 30, 2023*
(Amounts in thousands)	Balance 4/1/2023	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 6/30/2023	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 6/30/2023
First lien senior secured debt	$851,253	$138,578	$(45,480)	$1,398	$—	$29	$945,778	$29
Total	$851,253	$138,578	$(45,480)	$1,398	$—	$29	$945,778	$29

	Level 3 Assets at Fair Value for the Six Months Ended June 30, 2023*
(Amounts in thousands)	Balance 1/1/2023	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 6/30/2023	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 6/30/2023
First lien senior secured debt	$797,019	$246,821	$(100,847)	$2,604	$(18)	$199	$945,778	$199
Total	$797,019	$246,821	$(100,847)	$2,604	$(18)	$199	$945,778	$199

	Level 3 Assets at Fair Value for the Three Months Ended June 30, 2022*
(Amounts in thousands)	Balance 4/1/2022	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 6/30/2022	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 6/30/2022
First lien senior secured debt	$—	$83,747	$—	$25	$—	$(6)	$83,766	$(6)
Total	$—	$83,747	$—	$25	$—	$(6)	$83,766	$(6)

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Level 3 Assets at Fair Value for the period from January 27, 2022 (Inception) to June 30, 2022*
(Amounts in thousands)	Balance 1/27/2022	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 6/30/2022	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 6/30/2022
First lien senior secured debt	$—	$83,747	$—	$25	$—	$(6)	$83,766	$(6)
Total	$—	$83,747	$—	$25	$—	$(6)	$83,766	$(6)

*Gains and losses are included in their respective captions in the consolidated statements of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.
Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2023 and December 31, 2022. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Asset Class	Fair Value as of 6/30/23	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$862,686	Discounted cash flow	Yield	10.3% - 13.3%	11.3%	Decrease
	$862,686

Asset Class	Fair Value as of 12/31/22	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$529,200	Discounted cash flow	Yield	9.7% - 13.0%	10.7%	Decrease
	$529,200
(1)Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
The Company’s other Level 3 investments have been valued primarily using recent transactions. The significant unobservable input used in the discounted cash flow is the yield. The yield is used to discount the estimated future cash flows expected to be received from the underlying investment. The Company considers the portfolio company performance since close, the leverage used by the portfolio company relative to its total enterprise value and other risks associated with an investment in determining the yield. Pricing models take into account the contractual terms of the financial instrument, as well as relevant inputs, including where applicable, equity prices, interest rate yield curves, credit curves, correlation, and the creditworthiness of the counterparty.
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
From time to time, the Transferor expects to sell and/or contribute certain investments to the MSPV Borrower. Proceeds from the MSPV Credit Facility will be used to finance the origination and acquisition of loans by the MSPV Borrower, including the purchase of such assets from the Transferor. The Company retains a residual interest in assets contributed to or acquired by the MSPV Borrower through its ownership of the MSPV Borrower. The MSPV Borrower is subject to meet certain covenants under the MSPV Credit Facility agreement. As of June 30, 2023 and December 31, 2022, the MSPV Borrower was in compliance with all such covenants.
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

The ASPV Credit Facility is secured by all of the assets of the ASPV Borrower and a pledge of equity interests in the ASPV Borrower. The ASPV Borrower is subject to meet certain covenants under the ASPV Credit Facility agreement. As of June 30, 2023 and December 31, 2022, the ASPV Borrower was in compliance with all such covenants.

As of June 30, 2023, there are approximately $91.4 million in borrowings outstanding on the ASPV Credit Facility, and $331.8 million borrowings outstanding on the MSPV Credit Facility. Borrowings under the Company’s facilities are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of June 30, 2023 and December 31, 2022, the asset coverage ratio was 241.0% and 263.6%, respectively. Debt obligations consisted of the following as of June 30, 2023:

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of June 30, 2023
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value	Assets Pledged as Collateral(2)
ASPV Credit Facility	$300,000	$91,400	$44,073	$91,400	$229,779
MSPV Credit Facility	$500,000	$331,800	$92,215	$331,800	$664,825
Total debt	$800,000	$423,200	$136,288	$423,200	$894,604
(1)The amount available reflects any limitations related to the facilities borrowing bases.
(2)Fair market value of the assets held as collateral in the respective credit facility.

Debt obligations consisted of the following as of December 31, 2022:

	As of December 31, 2022
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value	Assets Pledged as Collateral(2)
ASPV Credit Facility	$300,000	$20,000	$311	$20,000	$62,932
MSPV Credit Facility	$500,000	$303,200	$130,417	$303,200	$677,575
Total debt	$800,000	$323,200	$130,728	$323,200	$740,507
(1)The amount available reflects any limitations related to the facilities borrowing bases.
(2)Fair market value of the assets held as collateral in the respective credit facility.
For the three and six months ended June 30, 2023 and 2022 the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Period from January 27, 2022 (Inception) to June 30, 2022
Interest expense	$9,196	$59	$16,450	$59
Amortization of deferred financing costs	429	45	867	45
Total interest expense	$9,625	$104	$17,317	$104
Average interest rate	7.46%	2.26%	7.30%	2.26%
Average daily borrowings	$414,790	$88	$386,850	$52
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

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Unless earlier terminated as described below, the Administration Agreement will remain in effect until October 25, 2024 and from year to year thereafter if approved annually by the vote of the board of trustees of the Company (the “Board of Trustees”) and the vote of a majority of the Company’s independent trustees (the “Independent Trustees”). The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other.
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

For the three and six months ended June 30, 2023, the Administrator charged approximately $321,000 and $1,072,000, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, the Administrator charged approximately $255,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.
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

As of June 30, 2023 and December 31, 2022, the Company has approximately $1.4 million and $1.3 million, respectively, payable to the Adviser for organizational, offering and operating costs, which is included in “accrued expenses and other liabilities payable to affiliate” and “due to affiliate” on the statements of assets and liabilities.
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
For the three and six months ended June 30, 2023, the Company accrued approximately $1.8 million and $3.4 million, respectively, of base management fees payable to the Adviser. For the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, the Company accrued approximately $174,000 of base management fees payable to the Adviser. As of June 30, 2023 and December 31, 2022, base management fees payable by the Company to the Adviser were approximately $1.8 million and $1.4 million, respectively.
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
For the three and six months ended June 30, 2023, the Company accrued approximately $1.9 million and $3.6 million, respectively, of income incentive fees. The Company did not accrue income incentive fees for the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022. As of June 30, 2023 and December 31, 2022, the Company had approximately $1.9 million and $1.4 million of income incentive fees payable, respectively.

As of June 30, 2023, the Company had approximately $0.8 million of accrued capital gains incentive fees, of which none were paid or payable to the Adviser, representing an increase in accrued capital gains incentive fees of $0.2 million and $0.6 million, respectively, for the three and six months ended June 30, 2023. As of December 31, 2022, the Company had approximately $0.2 million of capital gains incentive fees payable.

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

For the three and six months ended June 30, 2023, no such Expense Payments were made by the Adviser. For the avoidance of doubt, pursuant to the Merger Agreement, the Expense Support Agreement terminated at the Effective Time of the Merger.

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

Fair value as of June 30, 2023 and 2022 and transactions for the three and six months ended June 30, 2023, and transactions for the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, of the Company’s investments in affiliates were as follows:

	Investment in Affiliated Funds at Fair Value for the Three Months Ended June 30, 2023
(Amounts in thousands)	Fair Value as of April 1, 2023	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2023	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$33,380	$3,542	$(2)	$—	$1,644	$38,564	$—
Total non-controlled/affiliated investments	$33,380	$3,542	$(2)	$—	$1,644	$38,564	$—

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Investment in Affiliated Funds at Fair Value for the Six Months Ended June 30, 2023
(Amounts in thousands)	Fair Value as of January 1, 2023	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2023	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$27,468	$6,933	$(2)	$—	$4,165	$38,564	$—
Total non-controlled/affiliated investments	$27,468	$6,933	$(2)	$—	$4,165	$38,564	$—

	Investment in Affiliated Funds at Fair Value for the Three Months Ended June 30, 2022
(Amounts in thousands)	Fair Value as of April 1, 2022	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2022	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$—	$2,248	$—	$—	$—	$2,248	$—
Total non-controlled/affiliated investments	$—	$2,248	$—	$—	$—	$2,248	$—

	Investment in Affiliated Funds at Fair Value for the Period from January 27, 2022 (Inception) to June 30, 2022
(Amounts in thousands)	Fair Value as of January 27, 2022 (Inception)	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2022	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$—	$2,248	$—	$—	$—	$2,248	$—
Total non-controlled/affiliated investments	$—	$2,248	$—	$—	$—	$2,248	$—

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
Unfunded portfolio company commitments and funded debt investments are presented on the consolidated schedule of investments and are fair valued. Unrealized appreciation or depreciation, if any, is included in the consolidated statements of assets and liabilities and consolidated statements of operations.
As of June 30, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	June 30, 2023	December 31, 2022
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
A.P.A. Industries, LLC	$1,523	$—
ACES Intermediate, LLC	6,964	6,964
ADVI Health, LLC	1,062	1,062
AHR Intermediate, Inc	8,290	12,139
ARC Healthcare Technologies, LLC	—	9,947
Ascent Lifting, Inc.	1,834	1,345
Beghou Consulting, LLC	2,654	—
Benefit Plan Administrators of Eau Claire, LLC	7,263	8,990
BPCP EE Intermedco LLC	3,387	—
BPCP WLF Intermedco LLC	7,876	7,876
Bulk Lift International, LLC	1,748	1,748
Change Academy at Lake of the Ozarks, LLC	4,436	5,786
CL Services Acquisition, LLC	4,852	—
CPS Power Buyer, LLC	2,049	4,705
Custom Agronomics Holdings, LLC	2,312	2,312
Double E Company, LLC	3,694	4,314
Endodontic Practice Partners, LLC	5,301	6,696
Esquire Deposition Solutions, LLC	2,923	6,007
Flourish Research Acquisition, LLC	2,991	—
H2 Holdco, Inc.	9,549	—
Helpware, Inc.	3,205	3,205
Hultec Buyer, LLC	3,442	—
Icreon Holdings, LLC	1,049	1,049
Industrial Air Flow Dynamics, Inc.	2,537	2,114
IPC Pain Acquistion, LLC	2,188	11,945
Ironhorse Purchaser, LLC	2,132	11,624
ITSavvy LLC	1,969	4,784
K-1 Packaging Group, LLC.	6,748	6,748
Kwalu, LLC	5,061	5,061
Load One Purchaser Corporation	9,214	9,214
MacKenzie Childs Acquisition, Inc.	450	445

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	June 30, 2023	December 31, 2022
Medical Technology Associates, Inc.	1,929	1,929
MWEC Management, LLC	3,192	—
Nasco Healthcare Inc.	2,492	3,322
NEFCO Holding Company, LLC	3,551	7,270
NH Kronos Buyer, Inc.	12,443	12,443
Optimized Marketing Acquisition, LLC	2,199	1,861
Propio LS, LLC	3,040	905
Purpose Home Health Acquisition, LLC	8,600	8,600
QLS Buyer, Inc	1,591	—
Raneys, LLC	5,022	1,522
Renovation Systems, LLC	3,076	—
RKD Group, LLC	4,905	4,905
Rose Paving, LLC	2,562	2,006
Shasta Buyer, LLC	1,911	1,962
Sixarp, LLC	6,912	6,912
Soccer Post Acquisition, LLC	1,608	772
Spear Education Holdings, LLC	4,463	4,463
Sun Orchard, LLC	5,223	4,875
Surplus Solutions, LLC	1,771	1,771
Treat Planet Acquisition, LLC	1,965	—
Universal Pure, LLC	5,380	12,228
US Foot and Ankle Specialists, LLC	8,664	12,467
WCI Volt Purchaser, LLC	2,249	2,249
WTWH Buyer, LLC	1,638	1,638
Yard-Nique, Inc	6,500	6,695
Zipline Logistics, LLC	6,214	6,214
Total unfunded portfolio company commitments	$227,803	$243,089
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings during the normal course of business. As of June 30, 2023, management was not aware of any material pending or threatened litigation.
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

As of June 30, 2023, the Company had 23,183,428 shares issued and outstanding with a par value of $0.001 per share.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables summarize transactions in common shares during the three and six months ended June 30, 2023 (excluding the shares issued in connection with the Merger):

	Three Months Ended June 30, 2023
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	1,921,844	$49,325
Distributions reinvested	11,162	284
Net increase (decrease)	1,933,006	$49,609

	Six Months Ended June 30, 2023
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	2,227,236	$57,140
Distributions reinvested	11,162	284
Net increase (decrease)	2,238,398	$57,424
The following tables summarize transactions in common shares during the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022 (excluding the shares issued in connection with the Merger):

	Three Months Ended June 30, 2022
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	6,999,940	$174,998
Net increase (decrease)	6,999,940	$174,998

	For the period from January 27, 2022 (Inception) to June 30, 2022
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	7,000,000	$175,000
Net increase (decrease)	7,000,000	$175,000

Dividends
The following table reflects dividends declared on common shares during the six months ended June 30, 2023.

For the Six Months Ended June 30, 2023
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
March 27, 2023	March 31, 2023	April 28, 2023	$0.18	$3,825
April 26, 2023	April 28, 2023	May 31, 2023	$0.18	$4,019
May 25, 2023	May 31, 2023	June 30, 2023	$0.18	$4,103
June 27, 2023	June 30, 2023	July 28, 2023	$0.18	$4,173

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
There were no dividends declared for the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which it reinvests all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of our Company’s distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Share Repurchase Plan

The Company has implemented a share repurchase program under which, at the discretion of the Board, the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. For the avoidance of doubt, such target amount is assessed each calendar quarter. The Board may amend or suspend the share repurchase program at any time (including to offer to purchase fewer shares) if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter, or may only be available in an amount less than 5% of our Common Shares outstanding.

The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder; in the event that a shareholder’s shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; due to trade or operational error; and repurchases of shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by the Company. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

During the three and six months ended June 30, 2023, no shares were repurchased.

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2023:

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Class I
Source of Distribution	Per Share	Amounts (in thousands)
Net investment income	$0.72	$16,120
Net realized gains	—	—
Total	$0.72	$16,120

Note 9.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2023 and for the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022:

(Amounts in thousands, except share and per share amounts)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2022	Period from January 27, 2022 (Inception) to June 30, 2022
Net increase (decrease) in net assets resulting from operations	$14,034	$26,670	$(205)	$(525)
Weighted average shares of common stock outstanding - basic and diluted	22,724,706	21,890,401	2,241,785	1,533,872
Earnings (loss) per common share - basic and diluted	$0.62	$1.22	$(0.09)	$(0.34)
Note 10.  Income Taxes
Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. There were $1,186,000 and $2,552,000 of permanent differences for the three and six months ended June 30, 2023.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11.  Financial Highlights
The following are financial highlights for a common share outstanding for the six months ended June 30, 2023 and for the period from January 27, 2022 (Inception) to June 30, 2022.

(Amounts in thousands, except share and per share amounts)	Six Months Ended June 30, 2023	Period from January 27, 2022 (Inception) to June 30, 2022
Per share data:
Net asset value, beginning of period	$25.25	$25.00
Net investment income (loss)(1)	1.02	(0.34)
Net realized and unrealized gain (loss)(2)	0.20	0.27
Total from operations	1.22	(0.07)
Dividends declared	(0.72)	0.00
Total increase (decrease) in net assets	0.50	(0.07)
Net asset value, end of period	$25.75	$24.93
Shares outstanding, end of period	23,183,428	7,000,000
Total return(3)(4)	4.9%	(0.3)%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	5.6%	1.2%
Ratio of total net operating expenses less interest and tax expense to average net assets(4)(5)(7)	0.6%	0.5%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(8)	4.2%	(0.5)%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	4.0%	(0.5)%

Net assets, end of period	$596,869	$174,475
Weighted average shares outstanding	21,890,401	1,533,872
Portfolio turnover rate(10)	11.2%	0.0%
Asset coverage ratio(11)	241.0%	17,547.5%
(1)The per share data was derived using the weighted average shares outstanding during the period.
(2)The amount shown at this caption includes the balancing amount derived from other figures in the schedule. The amount shown does not correspond with the aggregate amount for the period due to the effect of the timing of capital transactions.
(3)Total return is calculated as the change in net asset value ("NAV") per share during the period, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s distribution reinvestment plan, divided by the opening NAV per share. Total return does not include upfront transaction fee, if any.
(4)Not annualized.
(5)Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(6)Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Administrator, if applicable.
(7)Ratio of net operating expenses less interest and taxes to average net assets is computed using total operating expenses net of interest expense, tax expense, organizational expense, offering expense, management fees, incentive fees, and waivers from the Administrator, if applicable.
(8)Ratio of net investment income (loss) before taxes to average net assets does not include applicable tax expenses that are not attributable to the BDC itself but are taxes to a consolidated subsidiary to the fund and thus shown on the Statements of Operations

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
(9)Ratio of net investment income (loss) after taxes to average net assets includes applicable tax expenses that are not attributable to the BDC itself, but are taxes to a consolidated subsidiary to the fund and thus shown on the Statements of Operations.
(10)Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the periods reported.
(11)Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

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

Subsequent Subscriptions and Dividend Declarations

The Company received approximately $8.7 million of net proceeds, inclusive of distributions reinvested through the Company’s distribution reinvestment plan, relating to the issuance of Class I shares for subscriptions effective July 1, 2023. Additionally, the Company received approximately $79.7 million of net proceeds relating to the issuance of Class I shares for subscriptions effective August 1, 2023. The issuance price for August share issuances is not yet finalized at the date of this filing.

On July 27, 2023, the Company’s Board declared net distributions of $0.18 per Class I share, payable on August 31, 2023 to shareholders of record as of July 31, 2023.

The Merger with AG Twin Brook BDC, Inc.

On July 28, 2023, the Company completed its previously announced acquisition of AG Twin Brook BDC, Inc., a Delaware corporation (“AGTB” and, together with the Company, the “Parties”), with the Company continuing as the surviving company (the “Transaction”). The Transaction was completed pursuant to the Merger Agreement, dated May 19, 2023, by and between the Parties. Prior to the Transaction closing, AGTB was an affiliated BDC managed by AG Twin Brook Manager, LLC, a wholly-owned subsidiary of Angelo Gordon The Company is a public, non-exchange traded BDC, managed by AGTB Fund Manager, LLC, which is also a wholly-owned subsidiary of Angelo Gordon. The Company is the accounting survivor of the Transaction.

As of the effective time, each share of AGTB’s common stock, par value $0.001 per share, outstanding immediately prior to the effective time was converted into the right to receive $20 per share in cash, without interest (the “Per Share Consideration”), subject to any applicable withholding taxes. The Company paid cash consideration in connection with the Transaction of approximately $193 million and had transaction costs of approximately $0.8 million. The Company acquired $186 million of investments at amortized cost and fair value, with $7 million in other assets net of other liabilities.

The Transaction will be accounted for as an asset acquisition of AGTB by the Company in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations-Related Issues, with the fair value of total consideration paid in conjunction with the Transaction allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the Transaction. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain “non-qualifying” assets (for example cash) and does not give rise to goodwill.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the U.S. Securities and Exchange Commission (the “SEC”) including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. This quarterly report on 10-Q contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “1934 Act”).
Overview
We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Formed as a Delaware statutory trust on January 27, 2022, we are externally managed by the Adviser, a wholly-owned subsidiary of Angelo Gordon. Our Adviser is registered as an investment adviser with the SEC. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code.
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

Under our Investment Management Agreement, we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer, general counsel and their respective staffs.

On May 15, 2023, Angelo Gordon announced that it and certain of its affiliated entities entered into a transaction agreement with TPG Inc. (“TPG”) and certain of its affiliated entities pursuant to which TPG has agreed to acquire Angelo Gordon on the terms and subject to the conditions set forth in the transaction agreement (the “TPG Transaction”). Following the TPG Transaction, Angelo Gordon and the Adviser (which also serves as our Administrator) will be indirect subsidiaries of TPG. Our investment strategy and team remains unchanged, and the TPG Transaction is not expected to have a material impact on our operations.

The TPG Transaction is expected to close in the fourth quarter of 2023, subject to customary closing conditions, including Hart-Scott-Rodino Act filings, international regulatory approvals, and other client and third-party consents. The closing of the TPG Transaction will result in a change of control of the Adviser under the 1940 Act, which will further result in the assignment of our current Investment Management Agreement (“Current Agreement”) under the 1940 Act and the immediate termination of the Current Agreement. Since the Current Agreement will terminate upon completion of the TPG Transaction, our shareholders will be asked to approve a new investment management agreement between us and the Adviser (“New Agreement”) at an upcoming special shareholder meeting. The New Agreement will replace the Current Agreement upon the consummation of the TPG Transaction. All material terms in the New Agreement will remain unchanged from the Current Agreement, and the New Agreement, if approved by our shareholders, will become effective upon the closing of the TPG Transaction.
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
Our debt investment portfolio consists of primarily floating rate loans. As of June 30, 2023, 100% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as Term SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.
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
As of June 30, 2023, we had borrowings of $423.2 million outstanding at an average all-in rate of 7.53%, which is included in debt on the consolidated statements of assets and liabilities. As of December 31, 2022, the Company had borrowings of $323.2 million outstanding at an average all-in rate of 4.71%. We incurred approximately $9.2 million and $16.5 million of interest and unused commitment fees for the three and six months ended June 30, 2023, which is included in interest expense on the consolidated statements of operations. The carrying values of borrowings outstanding under the debt facilities approximate fair value.
Portfolio and Investment Activity
As of June 30, 2023, based on fair value, our portfolio consisted of 96.08% first lien senior secured debt investments and 3.92% investments in affiliated funds, that hold our equity co-investments. As of December 31, 2022, based on fair value, our portfolio consisted of 96.67% first lien senior secured debt investments and 3.33% investments in affiliated funds.
As of June 30, 2023, we had investments in 56 portfolio companies with an aggregate fair value of $984.3 million. As of December 31, 2022, we had investments in 46 portfolio companies with an aggregate fair value of $824.5 million.

Our investment activity for the three months ended June 30, 2023 and 2022 is presented below (information presented herein is at par value unless otherwise indicated).

(Amounts in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$126,498	$135,729
Investment in affiliated funds	3,542	2,248
Total principal amount of investments committed	$130,040	$137,977
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(46,651)	$—
Investment in affiliated funds	(2)
Total principal amount of investments sold or repaid	$(46,653)	$—
New debt investments(1):
New commitments	$110,983	$135,729
Number of new commitments in new portfolio companies(2)	6	7
Average new commitment amount	$18,497	$19,390
Weighted average term for new commitments (in years)	4.6	4.0
Percentage of new commitments at floating rates	100.0%	100.0%
Percentage of new commitments at fixed rates	—%	—%
(1)Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2)Number of new debt investment commitments represent commitments to a particular portfolio company.
As of June 30, 2023 and December 31, 2022 our investments consisted of the following:

	June 30, 2023		December 31, 2022
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$943,989	$945,778	$795,429	$797,019
Investment in affiliated funds	34,165	38,564	27,234	27,468
Total investments	$978,154	$984,342	$822,663	$824,487

The table below describes investments by industry composition based on fair value as of June 30, 2023 and December 31, 2022 :

	June 30, 2023	December 31, 2022
Air freight and logistics	2.0%	2.4%
Auto components	2.0%	0.9%
Chemicals	0.4%	0.5%
Commercial services and supplies	3.0%	2.2%
Construction and engineering	6.3%	6.2%
Containers and packaging	5.8%	6.9%
Diversified consumer services	6.8%	6.1%
Electrical equipment	1.0%	1.2%
Electronic equipment, instruments and components	1.3%	1.3%
Food and staples retailing	1.9%	3.5%
Food products	4.1%	4.1%
Health care equipment and supplies	4.3%	4.1%
Health care providers and services	28.6%	26.4%
Health care technology	2.8%	3.0%
Household durables	7.0%	6.1%
Industrial Conglomerates	1.4%	—%
IT services	0.8%	3.9%
Machinery	1.9%	2.2%
Media	7.1%	8.5%
Multisector holdings	3.9%	3.3%
Professional services	1.6%	1.9%
Software	1.2%	1.4%
Specialty retail	0.9%	1.2%
Trading companies and distributors	3.9%	2.7%
Total	100.0%	100.0%
As of June 30, 2023 and December 31, 2022, 100% of our investments were based in the United States.
The weighted average yields and interest rates of our funded debt investments as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Weighted average total yield of funded debt investments at cost	11.4%	10.9%
Weighted average total yield of funded debt investments at fair value	11.4%	10.9%
Weighted average interest rate of funded debt investments (1)	11.4%	10.6%
Weighted average spread over reference rates of all floating rate funded debt investments	6.0%	5.9%
(1)Calculated using actual interest rates in effect as of June 30, 2023 and December 31, 2022 based on borrower elections.
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
The following table shows the composition of our debt investments on the A to F rating scale as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$—	—	$—	—
B	945,778	100.0%	797,019	100.0%
C	—	—	—	—
D	—	—	—	—
E	—	—	—	—
F	—	—	—	—
Total	$945,778	100.0%	$797,019	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$943,989	100.0%	$795,429	100.0%
Non-accrual	—	—	—	—
Total	$943,989	100.0%	$795,429	100.0%
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
Results of Operations
The following table represents the operating results for the three and six months ended June 30, 2023, and for the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022:

(Amounts in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Period from January 27, 2022 (Inception) to June 30, 2022
Total investment income	$28,643	$715	$53,710	$715
Less: expenses and taxes	16,282	914	31,386	1,234
Net investment income (loss)	12,361	(199)	22,324	(519)
Net realized gain (loss)	—	—	(18)	—
Net change in unrealized gain (loss)	1,673	(6)	4,364	(6)
Net increase (decrease) in net assets resulting from operations	$14,034	$(205)	$26,670	$(525)
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income for the three and six months ended June 30, 2023, and for the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Period from January 27, 2022 (Inception) to June 30, 2022
Interest	$28,312	$297	$52,451	$297
Other	331	418	1,259	418
Total investment income	$28,643	$715	$53,710	$715

Increases in interest and other investment income were driven by deployment of capital, rising interest rates and an increase in investment activity. Total investments as of June 30, 2023 were $984 million as compared to $86 million as of June 30, 2022.

Expenses
Expenses for the three and six months ended June 30, 2023, and for the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Period from January 27, 2022 (Inception) to June 30, 2022
Interest	$9,625	$104	$17,317	$104
Income incentive fees	1,915	—	3,585	—
Management fees	1,770	174	3,410	174
Offering costs	836	60	1,618	60
Professional fees	721	16	1,273	16
Other	357	38	643	38
Administrative fees	321	255	1,072	255
Capital gains incentive fees	209	—	543	—
Organizational costs	—	61	528	381
Accounting fees	114	72	272	72
Insurance fees	23	82	112	82
Trustees' fees	45	52	89	52
Total expenses	$15,936	$914	$30,462	$1,234
Increases in interest and other expenses were driven by the Company’s continued deployment of capital, rising interest rates and an increase in investment activity and leverage.
Increases in incentive fees are correlated to an increase in net assets from operations. For the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, there were net decreases in net assets resulting from operations, therefore there were no fees accrued. For the three and six months ended June 30, 2023, there were increases in net assets resulting from operations of $14.0 million and $26.7 million, respectively, driving the increase in fees. Increases in management fees are correlated to an increase in the net asset value, which increased from $174.5 million as of June 30, 2022, to $596.9 million as of June 30, 2023.

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
For the three and six months ended June 30, 2023, the Administrator charged approximately $321,000 and $1,072,000, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, the Administrator charged approximately $255,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.
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
Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the three and six months ended June 30, 2023, we did not accrue U.S. federal excise tax.
We conduct certain activities through our wholly-owned subsidiary, Twin Brook Equity XXXIII Corp., a Delaware corporation. Twin Brook Equity XXXIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the three and six months ended June 30, 2023, the Company accrued $0 current federal tax. For the three and six months ended June 30, 2023, the company accrued $346,000 and $924,000 of deferred federal tax related to Twin Brook Equity XXXIII Corp., which is included as "deferred federal tax provision” on the Statements of Operations.
Net Change in Unrealized Gains (Losses) on Investment Transactions
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2023, and during the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, net unrealized gains (losses) on our investment transactions were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022		Six Months Ended June 30, 2023	Period from January 27, 2022 (Inception) to June 30, 2022
Non-controlled, non-affiliated investments	$29	$(6)	$(6)	$199	$(6)
Non-controlled, affiliated investments	1,644	—	—	4,165	—
Net change in unrealized gain (loss) on investment transactions	$1,673	$(6)	$(6)	$4,364	$(6)
For the three and six months ended June 30, 2023, the net unrealized gains were primarily driven by an increase in the fair value of our investments driven primarily by strong financial results of portfolio companies. The unrealized gains were also driven by improved performance of equity investments that increased our net asset value in the affiliated fund for the three and six months ended June 30, 2023.
For the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our investments.

Net Realized Gains (Losses) on Investment Transactions
The realized gains and losses on fully and partially exited portfolio companies during the three and six months ended June 30, 2023, and during the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Period from January 27, 2022 (Inception) to June 30, 2022
Net realized gain (loss) on investments	$—	$—	$(18)	$—
Net realized gain (loss) on investments	$—	$—	$(18)	$—
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
We may from time to time increase the size of our existing credit facilities. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. There were $423.2 million outstanding borrowings as of June 30, 2023. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of June 30, 2023, taken together with our available debt capacity of $136.3 million, is expected to be sufficient for our investing activities and to conduct our operations.
As of June 30, 2023 we had $41.3 million in cash. During the six months ended June 30, 2023, we used $124.6 million in cash for operating activities, primarily as a result of funding portfolio investments of $253.8 million and partially offset by other operating activities of $129.2 million. Cash provided by financing activities was $127.4 million during the period, primarily the result of proceeds from the issuance of common shares and debt borrowings.
As of June 30, 2022, we had $85.5 million in cash. For the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, we used $85.1 million in cash for operating activities, primarily as a result of funding portfolio investments of $86 million and partially offset by other operating activities of $0.9 million. Cash used for financing activities was $170.6 million during the period, primarily the result of proceeds from the issuance of common shares.
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
As of June 30, 2023, the Company had 23,183,428 shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares during the three and six months ended June 30, 2023, and the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022:

Three Months Ended June 30, 2023
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	1,921,844	$49,325
Distributions reinvested	11,162	$284
Net increase (decrease)	1,933,006	$49,609

Six Months Ended June 30, 2023
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	2,227,236	$57,140
Distributions reinvested	11,162	$284
Net increase (decrease)	2,238,398	$57,424

Three Months Ended June 30, 2022
	Shares	Amount in Thousands
Common Shares
Proceeds from shares sold	6,999,940	$174,998
Net increase (decrease)	6,999,940	$174,998

Period from January 27, 2022 (Inception) to June 30, 2022
	Shares	Amount in Thousands
Common Shares
Proceeds from shares sold	7,000,000	$175,000
Net increase (decrease)	7,000,000	$175,000

Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for the common shares during the six months ended June 30, 2023:

NAV Per Share
For the Months Ended	Class I
January 31, 2023	$25.39
February 28, 2023	$25.59
March 31, 2023	$25.67
April 30, 2023	$25.65
May 31, 2023	$25.67
June 30, 2023	$25.75

Dividends
We plan to make monthly dividends at the Board’s discretion, starting with the first monthly distribution declared in March 2023. The following table reflects dividends declared on common shares during the six months ended June 30, 2023:

For the Six Months Ended June 30, 2023
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
March 27, 2023	March 31, 2023	April 28, 2023	$0.18	$3,825
April 26, 2023	April 28, 2023	May 31, 2023	$0.18	$4,019
May 25, 2023	May 31, 2023	June 30, 2023	$0.18	$4,103
June 27, 2023	June 30, 2023	July 28, 2023	$0.18	$4,173

There were no dividends declared for the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which it reinvests all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of our Company’s distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Share Repurchase Plan
The Company has implemented a share repurchase program under which, at the discretion of the Board, the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. For the avoidance of doubt, such target amount is assessed each calendar quarter. The Board may amend or suspend the share repurchase program at any time (including to offer to purchase fewer shares) if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter, or may only be available in an amount less than 5% of our Common Shares outstanding.

The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder; in the event that a shareholder’s shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; due to trade or operational error; and repurchases of shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by the Company. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

During the three and six months ended June 30, 2023, no shares were repurchased.

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the three and six months ended June 30, 2023:

For the Three Months Ended June 30, 2023
	Class I
Source of Distribution	Per Share	Amounts (in thousands)
Net investment income	$0.54	(12,295)
Net realized gains	—	—
Total	$0.54	$(12,295)

For the Six Months Ended June 30, 2023
	Class I
Source of Distribution	Per Share	Amounts (in thousands)
Net investment income	$0.72	(16,120)
Net realized gains	—	—
Total	$0.72	$(16,120)

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
From time to time, the Transferor expects to sell and/or contribute certain investments to the MSPV Borrower. Proceeds from the MSPV Credit Facility will be used to finance the origination and acquisition of loans by the MSPV Borrower, including the purchase of such assets from the Transferor. The Company retains a residual interest in assets contributed to or acquired by the MSPV Borrower through its ownership of the MSPV Borrower. The MSPV Borrower is subject to meet certain covenants under the MSPV Credit Facility agreement. As of June 30, 2023 and December 31, 2022, the MSPV Borrower was in compliance with all such covenants.
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

The ASPV Credit Facility is secured by all of the assets of the ASPV Borrower and a pledge of equity interests in the ASPV Borrower. The ASPV Borrower is subject to meet certain covenants under the ASPV Credit Facility agreement. As of June 30, 2023 and December 31, 2022, the ASPV Borrower was in compliance with all such covenants.

The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of June 30, 2023 and December 31, 2022, the asset coverage ratio was 241.0% and 263.6%, respectively. Debt obligations consisted of the following as of June 30, 2023:
Debt obligations consisted of the following as of June 30, 2023:

	As of June 30, 2023
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value	Assets Pledged as Collateral(2)
ASPV Credit Facility	$300,000	$91,400	$44,073	$91,400	$229,779
MSPV Credit Facility	$500,000	$331,800	$92,215	$331,800	$664,825
Total debt	$800,000	$423,200	$136,288	$423,200	$894,604
(1)The amount available reflects any limitations related to the facilities borrowing bases.

Debt obligations consisted of the following as of December 31, 2022:

	As of December 31, 2022
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value	Assets Pledged as Collateral(2)
ASPV Credit Facility	$300,000	$20,000	$311	$20,000	$62,932
MSPV Credit Facility	$500,000	$303,200	$130,417	$303,200	$677,575
Total debt	$800,000	$323,200	$130,728	$323,200	$740,507
(1)The amount available reflects any limitations related to the facilities borrowing bases.
For the three and six months ended June 30, 2023, and for the three months ended June 30, 2022 and for the period from January 27, 2022 (Inception) to June 30, 2022, the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Period from January 27, 2022 (Inception) to June 30, 2022
Interest expense	$9,196	$59	$16,450	$59
Amortization of deferred financing costs	429	45	867	45
Total interest expense	$9,625	$104	$17,317	$104

Average interest rate	7.46%	2.26%	7.30%	2.26%
Average daily borrowings	$414,790	$88	$386,850	$52
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio may contain debt investments that are in the form of revolving lines of credit and unfunded delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. Unfunded portfolio company commitments and funded debt investments are presented on the consolidated schedule of investments at fair value. Unrealized appreciation or depreciation, if any, is included in the consolidated statements of assets and liabilities and consolidated statements of operations.
As of June 30, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	June 30, 2023	December 31, 2022
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
A.P.A. Industries, LLC	$1,523	$—
ACES Intermediate, LLC	6,964	6,964
ADVI Health, LLC	1,062	1,062
AHR Intermediate, Inc	8,290	12,139
ARC Healthcare Technologies, LLC	—	9,947
Ascent Lifting, Inc.	1,834	1,345
Beghou Consulting, LLC	2,654	—
Benefit Plan Administrators of Eau Claire, LLC	7,263	8,990
BPCP EE Intermedco LLC	3,387	—
BPCP WLF Intermedco LLC	7,876	7,876
Bulk Lift International, LLC	1,748	1,748
Change Academy at Lake of the Ozarks, LLC	4,436	5,786
CL Services Acquisition, LLC	4,852	—
CPS Power Buyer, LLC	2,049	4,705
Custom Agronomics Holdings, LLC	2,312	2,312
Double E Company, LLC	3,694	4,314
Endodontic Practice Partners, LLC	5,301	6,696
Esquire Deposition Solutions, LLC	2,923	6,007
Flourish Research Acquisition, LLC	2,991	—
H2 Holdco, Inc.	9,549	—
Helpware, Inc.	3,205	3,205
Hultec Buyer, LLC	3,442	—
Icreon Holdings, LLC	1,049	1,049
Industrial Air Flow Dynamics, Inc.	2,537	2,114
IPC Pain Acquistion, LLC	2,188	11,945
Ironhorse Purchaser, LLC	2,132	11,624
ITSavvy LLC	1,969	4,784
K-1 Packaging Group, LLC.	6,748	6,748
Kwalu, LLC	5,061	5,061
Load One Purchaser Corporation	9,214	9,214
MacKenzie Childs Acquisition, Inc.	450	445
Medical Technology Associates, Inc.	1,929	1,929

Portfolio Company	June 30, 2023	December 31, 2022
MWEC Management, LLC	3,192	—
Nasco Healthcare Inc.	2,492	3,322
NEFCO Holding Company, LLC	3,551	7,270
NH Kronos Buyer, Inc.	12,443	12,443
Optimized Marketing Acquisition, LLC	2,199	1,861
Propio LS, LLC	3,040	905
Purpose Home Health Acquisition, LLC	8,600	8,600
QLS Buyer, Inc	1,591	—
Raneys, LLC	5,022	1,522
Renovation Systems, LLC	3,076	—
RKD Group, LLC	4,905	4,905
Rose Paving, LLC	2,562	2,006
Shasta Buyer, LLC	1,911	1,962
Sixarp, LLC	6,912	6,912
Soccer Post Acquisition, LLC	1,608	772
Spear Education Holdings, LLC	4,463	4,463
Sun Orchard, LLC	5,223	4,875
Surplus Solutions, LLC	1,771	1,771
Treat Planet Acquisition, LLC	1,965	—
Universal Pure, LLC	5,380	12,228
US Foot and Ankle Specialists, LLC	8,664	12,467
WCI Volt Purchaser, LLC	2,249	2,249
WTWH Buyer, LLC	1,638	1,638
Yard-Nique, Inc	6,500	6,695
Zipline Logistics, LLC	6,214	6,214
Total unfunded portfolio company commitments	$227,803	$243,089
We seek to carefully manage our unfunded portfolio company commitments for purposes of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage ratio, to cover any outstanding portfolio company unfunded commitments we are required to fund.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of June 30, 2023 is as follows:

	Payment Due by Period
(Amounts in millions)	Total	Less than 1 year	1-3	3-5	More than 5 years
ASPV Credit Facility	$91.4	$—	$—	$91.4	$—
MSPV Credit Facility	$331.8	$—	$—	$331.8	$—
Total	$423.2	$—	$—	$423.2	$—
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
As of June 30, 2023, 100% of our debt investments based on fair value in our portfolio were at floating rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to Term SOFR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$19.3	$8.5	$10.8
Up 100 basis points	$9.7	$4.2	$5.5
Down 100 basis points	$(9.7)	$(4.2)	$(5.5)
Down 200 basis points	$(19.3)	$(8.5)	$(10.8)
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on March 17, 2023 and May 12, 2023, respectively, which could materially affect our business, financial condition and/or operating results. The risks are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the fiscal quarter ended June 30, 2023, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits.

Exhibit No.	Description
2.1
Agreement and Plan of Merger among AG Twin Brook Capital Income Fund and AG Twin Brook BDC, Inc., dated as of May 19, 2023 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 19, 2023)

3.1
Second Amended and Restated Agreement and Declaration of Trust, dated January 1, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023)

3.2	Amended and Restated By-laws, dated January 1, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023)
31.1*	Certification of Trevor Clark pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Terrence Walters pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Trevor Clark pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Terrence Walters pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99*	Unaudited Financial Statements of AG Twin Brook BDC, Inc.
___________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned thereunto duly authorized.

AG Twin Brook Capital Income Fund

August 11, 2023	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer
(Principal Executive Officer)

August 11, 2023	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)