Form 10-Q
period 2023-09-30
AG Twin Brook Capital Income Fund
filed 2023-11-14
CIK 1913724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Yes ☐ No ☒
The number of shares of the Registrant’s common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding as of November 13, 2023 was 28,444,752, 19,380 and 0 of Class I, Class S and Class D Common Shares, respectively. Common Shares outstanding exclude November 1, 2023 subscriptions since the issuance price is not yet finalized at the date of this filing.

PART I	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Consolidated Statements of Assets and Liabilities as of September 30, 2023 (Unaudited) and December 31, 2022	2
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and for the Three Months Ended September 30, 2022 and for the Period January 27, 2022 (Inception) to September 30, 2022 (Unaudited)	3
	Consolidated Statements of Changes in Net Assets for the Three and Nine Months ended September 30, 2023 and for the Three Months Ended September 30, 2022 and for the period January 27, 2022 (Inception) to September 30, 2022 (Unaudited)	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 (Unaudited) and for the period January 27, 2022 (Inception) to September 30, 2022 (Unaudited)	5
	Consolidated Schedules of Investments as of September 30, 2023 (Unaudited) and December 31, 2022	7
	Notes to Consolidated Financial Statements (Unaudited)	32
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	63
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	85
Item 4.	Controls and Procedures	86

PART II	OTHER INFORMATION	87
Item 1.	Legal Proceedings	87
Item 1A.	Risk Factors	87
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	87
Item 3.	Defaults Upon Senior Securities	87
Item 4.	Mine Safety Disclosures	87
Item 5.	Other Information	87
Item 6.	Exhibits	88
Signatures		89

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $1,163,387 and $795,429, respectively)	$1,163,761	$797,019
Non-controlled/affiliated investments at fair value (amortized cost of $44,263 and $27,234, respectively)	48,615	27,468
Unrealized gain on foreign currency forward contracts	9	—
Cash	16,959	22,659
Restricted cash	29,508	15,850
Contributions receivable	10,100	—
Deferred financing costs	6,745	7,892
Interest receivable	4,734	6,023
Deferred offering costs	1,545	459
Prepaid expenses	463	138
Total assets	$1,282,439	$877,508
Liabilities
Debt (Note 5)	$553,652	$323,200
Interest payable	8,044	4,782
Dividend payable	5,472	15,707
Accrued expenses and other liabilities payable to affiliate	2,367	1,064
Income incentive fee payable	2,205	1,412
Management fees payable	1,986	1,397
Deferred tax liability	1,350	—
Deferred income	832	614
Capital gains incentive fee payable	615	249
Due to affiliate	—	188
Total liabilities	576,523	348,613
Commitments and contingencies (Note 8)
Net assets
Class I common shares $0.001 par value, unlimited shares authorized; 27,361,108 and 20,943,030 shares issued and outstanding, respectively	$27	$21
Additional paid-in-capital	690,569	528,878
Total distributable earnings (loss)	15,320	(4)
Total net assets	705,916	528,895
Total liabilities and net assets	$1,282,439	$877,508
Net asset value per share	$25.80	$25.25
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Period from January 27, 2022 (Inception) to September 30, 2022
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$34,963	$6,997	$87,414	$7,294
Other	475	1,929	1,734	2,347
Total investment income from non-controlled, non-affiliated investments:	35,438	8,926	89,148	9,641
Total investment income	35,438	8,926	89,148	9,641
Expenses
Interest	$11,770	$2,015	$29,087	$2,119
Income incentive fees(1)	2,205	649	5,790	649
Management fees(1)	1,986	682	5,396	856
Offering costs	739	144	2,357	204
Professional fees	136	193	1,409	209
Administrative fees(1)	383	240	1,455	495
Other	275	340	917	378
Organizational costs	—	—	528	381
Accounting fees	174	129	446	201
Capital gains incentive fees(1)	(178)	46	365	46
Insurance fees	147	91	259	173
Trustees' fees	45	45	134	97
Total expenses	17,682	4,574	48,143	5,808
Net investment income (loss) before taxes	$17,756	$4,352	$41,005	$3,833
Deferred federal tax provision(2)	37	—	961	—
Net investment income (loss) after taxes	$17,719	$4,352	$40,044	$3,833
Net realized and unrealized gain (loss) on investment transactions
Net realized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	3	72	(15)	72
Non-controlled, affiliated investments	5	—	5	—
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	(1,415)	301	(1,216)	295
Non-controlled, affiliated investments	(47)	—	4,118	—
Foreign currency forward contracts	9	—	9	—
Total net realized and unrealized gain (loss) on investment transactions	(1,445)	373	2,901	$367
Net increase (decrease) in net assets resulting from operations	$16,274	$4,725	$42,945	$4,200
(1)Refer to Note 6 - Agreements and Related Party Transactions
(2)Related to the Company’s wholly-owned, consolidated subsidiaries, Twin Brook Equity XVIII Corp. and Twin Brook Equity XXXIII Corp., which are treated as corporations for United States federal income tax purposes
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Period from January 27, 2022 (Inception) to September 30, 2022
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$17,719	$4,352	$40,044	$3,833
Net realized gain (loss)	8	72	(10)	72
Net change in unrealized gain (loss)	(1,453)	301	2,911	295
Net increase (decrease) in net assets resulting from operations	16,274	4,725	42,945	4,200
Dividends
Dividends declared from earnings	(14,824)	—	(30,944)	—
Net increase (decrease) in net assets resulting from dividends	(14,824)	—	(30,944)	—
Capital share transactions
Proceeds from shares sold	106,863	126,000	164,003	301,000
Distributions reinvested	734	—	1,017	—
Net increase (decrease) in net assets resulting from capital share transactions	107,597	126,000	165,020	301,000
Total increase (decreases) in net assets	109,047	130,725	177,021	305,200
Net assets, at beginning of period	596,869	174,475	528,895	—
Net assets, at end of period	$705,916	$305,200	$705,916	$305,200
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30, 2023	Period from January 27, 2022 (Inception) to September 30, 2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$42,945	$4,200
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	10	(72)
Net change in unrealized (appreciation) depreciation on investments	(2,902)	(295)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(9)	—
Net accretion on debt instruments	(3,539)	(377)
Net paydown gain on debt instruments	(936)	(167)
Interest received in-kind	(283)	—
Purchases and drawdowns of investments(1)	(519,988)	(573,964)
Proceeds from sales and paydowns of investments	139,749	36,260
Amortization of deferred financing costs	1,370	297
Amortization of deferred offering costs	2,357	204
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	1,289	(2,468)
(Increase) decrease in prepaid expenses	(325)	—
Increase (decrease) in interest payable	3,262	1,476
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	1,303	634
Increase (decrease) in income incentive fees payable	793	649
Increase (decrease) in management fees payable	589	682
Increase (decrease) in deferred tax liability	1,350	—
Increase (decrease) in deferred income	218	501
Increase (decrease) in capital gains incentive fees payable	366	46
Increase (decrease) in due to affiliate	(188)	145
Net cash used in operating activities	(332,569)	(532,249)
Cash flows from financing activities
Dividends paid	(40,162)	—
Proceeds from issuance of common shares	153,903	301,000
Borrowings on debt	462,363	415,200
Payments on debt	(231,911)	(108,300)
Payments for deferred financing costs	(223)	(3,522)
Payments for deferred offering costs	(3,443)	(650)
Net cash provided by financing activities	340,527	603,728
Net change in cash	7,958	71,479
Cash and restricted cash
Cash and restricted cash, beginning of period	38,509	—
Cash and restricted cash, end of period	$46,467	$71,479
Supplemental and non-cash information
The accompanying notes are an integral part of these consolidated financial statements.

Contributions receivable	$10,100	$—
Distributions reinvested	$1,017	$—
Cash paid during the period for interest	$24,455	$346
Dividends payable	$5,472	$—
The following table provides a reconciliation of cash and restricted cash reported within the consolidated statements of assets and liabilities:
Cash	$16,959	$71,479
Restricted cash	29,508	—
Total cash and restricted cash	$46,467	$71,479
(1) The period for the nine months ended September 30, 2023, includes investments acquired from the merger with AG Twin Brook BDC, Inc., including $186.3 million of investments and $0.8 million of associated transaction costs. See Note 10 for further details.
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt
Aerospace and defense
Mattco Forge, Inc. (6)	First lien senior secured revolving loan	S +	5.25%	10.84%	12/6/2024	$506	$(6)	$(5)	0.00%
Mattco Forge, Inc.	First lien senior secured term loan	S +	5.25%	10.84%	12/6/2024	2,064	2,046	2,043	0.29%
							2,040	2,038	0.29%
Air freight and logistics
Load One Purchaser Corporation (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.65%	6/21/2028	$6,230	$(91)	$(90)	(0.01)%
Load One Purchaser Corporation	First lien senior secured revolving loan	S +	6.00%	11.65%	6/21/2028	3,557	123	127	0.02%
Load One Purchaser Corporation	First lien senior secured term loan	S +	6.00%	11.65%	6/21/2028	14,180	13,949	13,968	1.98%
Zipline Logistics, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	11.18%	9/19/2027	4,527	(72)	(66)	(0.01)%
Zipline Logistics, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.18%	9/19/2027	1,687	(27)	(25)	0.00%
Zipline Logistics, LLC	First lien senior secured term loan	S +	5.75%	11.18%	9/19/2027	6,872	6,755	6,765	0.96%
							20,637	20,679	2.94%
Auto components
Raneys, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.15%	6/7/2027	$4,852	$1,259	$1,272	0.18%
Raneys, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.15%	6/7/2027	1,560	(28)	(26)	0.00%
Raneys, LLC	First lien senior secured term loan	S +	6.50%	12.15%	6/7/2027	9,321	9,147	9,163	1.30%
A.P.A. Industries, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.65%	1/10/2028	1,523	(33)	(31)	0.00%
A.P.A. Industries, LLC	First lien senior secured term loan	S +	6.00%	11.65%	1/10/2028	9,704	9,492	9,503	1.35%
AvCarb, LLC	First lien senior secured delayed draw term loan	S +	2.00% + 5.00% PIK	12.90%	11/12/2026	231	227	226	0.03%
AvCarb, LLC (6)	First lien senior secured revolving loan	S +	2.00% + 5.00% PIK	12.90%	11/12/2026	38	—	(1)	0.00%
AvCarb, LLC	First lien senior secured term loan	S +	2.00% + 5.00% PIK	12.90%	11/12/2026	493	488	486	0.07%
CCG Acquisition, Inc. (6)	First lien senior secured revolving loan	S +	6.00%	11.65%	5/17/2027	19	—	—	0.00%
CCG Acquisition, Inc.	First lien senior secured term loan	S +	6.00%	11.65%	5/17/2027	421	419	417	0.06%
Vehicle Accessories, Inc. (6)	First lien senior secured revolving loan	S +	5.25%	10.90%	11/30/2026	38	—	—	0.00%
Vehicle Accessories, Inc.	First lien senior secured term loan	S +	5.25%	10.90%	11/30/2026	1,654	1,654	1,648	0.23%
							22,625	22,657	3.22%
Chemicals
Custom Agronomics Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.15%	8/30/2027	$2,357	$(37)	$(34)	0.00%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	12.15%	8/30/2027	4,134	4,066	4,071	0.58%
AM Buyer, LLC	First lien senior secured revolving loan	S +	6.75%	12.38%	5/1/2025	111	31	31	0.00%
AM Buyer, LLC	First lien senior secured term loan	S +	6.75%	12.40%	5/1/2025	466	465	463	0.07%
Answer Acquisition, LLC	First lien senior secured revolving loan	S +	5.75%	11.29%	12/30/2026	38	19	19	0.00%
Answer Acquisition, LLC	First lien senior secured term loan	S +	5.75%	11.29%	12/30/2026	1,686	1,672	1,664	0.24%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
SASE Company, LLC	First lien senior secured revolving loan	S +	6.00%	11.43%	11/15/2026	38	22	22	0.00%
SASE Company, LLC	First lien senior secured term loan	S +	6.00%	11.43%	11/15/2026	1,603	1,590	1,584	0.22%
Teel Plastics, LLC (6)	First lien senior secured revolving loan	S +	5.00%	10.43%	1/24/2025	324	(1)	(1)	0.00%
Teel Plastics, LLC	First lien senior secured term loan	S +	5.00%	10.43%	1/24/2025	1,774	1,775	1,768	0.25%
USALCO, LLC	First lien senior secured revolving loan	S +	6.00%	11.43%	10/19/2026	100	45	45	0.01%
USALCO, LLC	First lien senior secured term loan	S +	6.00%	11.43%	10/19/2027	1,870	1,868	1,860	0.26%
							11,515	11,492	1.63%
Commercial services and supplies
Industrial Air Flow Dynamics, Inc. (6)	First lien senior secured revolving loan	S +	6.25%	11.77%	8/5/2028	$2,537	$(41)	$(37)	(0.01)%
Industrial Air Flow Dynamics, Inc.	First lien senior secured term loan	S +	6.25%	11.77%	8/5/2028	17,623	17,316	17,350	2.46%
QLS Buyer, Inc (6)	First lien senior secured revolving loan	S +	6.00%	11.52%	5/2/2028	1,629	(37)	(35)	0.00%
QLS Buyer, Inc	First lien senior secured term loan	S +	6.00%	11.52%	5/2/2028	12,882	12,580	12,599	1.78%
Alliance Environmental Group, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.65%	12/30/2027	74	53	53	0.01%
Alliance Environmental Group, LLC	First lien senior secured revolving loan	S +	6.00%	11.65%	12/30/2027	38	30	29	0.00%
Alliance Environmental Group, LLC	First lien senior secured term loan	S +	6.00%	11.65%	12/30/2027	2,136	2,105	2,107	0.30%
Edko Acquisition, LLC (6)(8)	First lien senior secured revolving loan	S +	5.75%	11.40%	6/25/2026	38	—	—	0.00%
Edko Acquisition, LLC	First lien senior secured term loan	S +	5.75%	11.40%	6/25/2026	1,130	1,122	1,118	0.16%
Franchise Fastlane, LLC (6)	First lien senior secured revolving loan	S +	5.50%	11.13%	5/2/2027	15	—	—	0.00%
Franchise Fastlane, LLC	First lien senior secured term loan	S +	5.50%	11.13%	5/2/2027	1,161	1,148	1,144	0.16%
Gold Medal Holdings, Inc. (9)	First lien senior secured revolving loan	S +	7.00%	12.58%	3/17/2027	50	45	44	0.01%
Gold Medal Holdings, Inc.	First lien senior secured term loan	S +	7.00%	12.65%	3/17/2027	718	714	712	0.10%
Green Monster Acquisition, LLC	First lien senior secured revolving loan	S +	5.50%	11.08%	12/28/2026	38	26	26	0.00%
Green Monster Acquisition, LLC	First lien senior secured term loan	S +	5.50%	11.18%	12/28/2026	1,160	1,150	1,146	0.16%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.68%	3/31/2028	95	94	94	0.01%
HLSG Intermediate, LLC	First lien senior secured revolving loan	S +	6.25%	11.68%	3/31/2028	60	19	19	0.00%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	6.25%	11.68%	3/31/2028	997	992	988	0.14%
Nimlok Company, LLC (6)(10)	First lien senior secured revolving loan	S +	5.50%	11.15%	11/27/2024	320	(3)	(3)	0.00%
Nimlok Company, LLC	First lien senior secured term loan	S +	5.50%	11.15%	11/27/2025	2,607	2,590	2,582	0.37%
PRA Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.04%	5/12/2028	56	(1)	(1)	0.00%
PRA Acquisition, LLC	First lien senior secured term loan	S +	6.50%	12.04%	5/12/2028	637	622	621	0.09%
Steel City Wash, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.15%	12/27/2026	142	140	140	0.02%
Steel City Wash, LLC	First lien senior secured revolving loan	S +	6.50%	12.15%	12/27/2026	38	28	28	0.00%
Steel City Wash, LLC	First lien senior secured term loan	S +	6.50%	12.15%	12/27/2026	788	781	778	0.11%
							41,473	41,502	5.87%
Construction and engineering
Rose Paving, LLC	First lien senior secured revolving loan	S +	5.50%	11.09%	11/7/2028	$5,055	$3,198	$3,207	0.45%
Rose Paving, LLC	First lien senior secured term loan	S +	5.50%	11.04%	11/7/2028	17,471	17,099	17,121	2.43%
Ironhorse Purchaser, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.15%	9/30/2027	9,342	9,236	9,245	1.31%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Ironhorse Purchaser, LLC (12)	First lien senior secured revolving loan	S +	6.50%	12.15%	9/30/2027	5,813	3,596	3,621	0.51%
Ironhorse Purchaser, LLC	First lien senior secured term loan	S +	6.50%	12.15%	9/30/2027	30,375	29,987	30,038	4.26%
BCI Burke Holding Corp.	First lien senior secured delayed draw term loan	S +	5.50%	11.15%	12/14/2027	129	22	22	0.00%
BCI Burke Holding Corp. (6)	First lien senior secured revolving loan	S +	5.50%	11.15%	12/14/2027	79	(1)	(1)	0.00%
BCI Burke Holding Corp.	First lien senior secured term loan	S +	5.50%	11.15%	12/14/2027	827	823	820	0.12%
CPS HVAC Group, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.40%	12/15/2026	150	31	26	0.00%
CPS HVAC Group, LLC (11)	First lien senior secured revolving loan	S +	6.75%	12.40%	12/15/2026	38	10	8	0.00%
CPS HVAC Group, LLC	First lien senior secured term loan	S +	6.75%	12.40%	12/15/2026	270	264	255	0.04%
Domino Equipment Company, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.71%	4/1/2026	79	(1)	(2)	0.00%
Domino Equipment Company, LLC	First lien senior secured term loan	S +	6.25% + 0.50% PIK	12.45%	4/1/2026	505	498	495	0.07%
Highland Acquisition, Inc. (6)	First lien senior secured revolving loan	S +	5.50%	10.94%	3/9/2027	30	—	—	0.00%
Highland Acquisition, Inc.	First lien senior secured term loan	S +	5.50%	10.94%	3/9/2027	871	862	859	0.12%
							65,624	65,714	9.31%
Containers and packaging
Bulk Lift International, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.40%	11/15/2027	$128	$125	$125	0.02%
Bulk Lift International, LLC (6)	First lien senior secured revolving loan	S +	6.75%	12.40%	11/15/2027	1,801	(41)	(40)	(0.01)%
Bulk Lift International, LLC	First lien senior secured term loan	S +	6.75%	12.40%	11/15/2027	6,196	6,053	6,057	0.86%
K-1 Packaging Group, LLC. (6)	First lien senior secured revolving loan	S +	6.00%	11.68%	10/6/2027	6,748	(135)	(128)	(0.02)%
K-1 Packaging Group, LLC.	First lien senior secured term loan	S +	6.00%	11.68%	10/6/2027	31,486	30,798	30,857	4.37%
Sixarp, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	10.90%	8/5/2027	3,180	(48)	(45)	(0.01)%
Sixarp, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.90%	8/5/2027	3,732	(57)	(53)	(0.01)%
Sixarp, LLC	First lien senior secured term loan	S +	5.25%	10.90%	8/5/2027	19,676	19,354	19,385	2.75%
Innovative FlexPak, LLC	First lien senior secured revolving loan	S +	7.00%	12.43%	1/23/2025	627	429	385	0.05%
Innovative FlexPak, LLC	First lien senior secured term loan	S +	7.00%	12.43%	1/23/2025	2,981	2,172	1,980	0.28%
Johns Byrne LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.67%	8/31/2029	2,578	(63)	(62)	(0.01)%
Johns Byrne LLC	First lien senior secured revolving loan	S +	6.25%	11.67%	8/31/2029	1,460	476	476	0.07%
Johns Byrne LLC	First lien senior secured term loan	S +	6.25%	11.67%	8/31/2029	9,668	9,430	9,436	1.34%
MRC Keeler Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.29%	12/4/2025	73	72	71	0.01%
MRC Keeler Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.29%	12/4/2025	150	(1)	(4)	0.00%
MRC Keeler Acquisition, LLC	First lien senior secured term loan	S +	5.75%	11.29%	12/4/2025	904	899	880	0.12%
Vanguard Packaging, LLC	First lien senior secured revolving loan	S +	5.00%	10.66%	8/9/2024	535	123	123	0.02%
Vanguard Packaging, LLC	First lien senior secured term loan	S +	5.00%	10.43%	8/9/2024	1,096	1,095	1,091	0.15%
							70,681	70,534	9.98%
Distributors
RTP Acquisition, LLC	First lien senior secured revolving loan	S +	6.50%	11.93%	8/17/2026	$38	$11	$11	0.00%
RTP Acquisition, LLC	First lien senior secured term loan	S +	6.50%	11.93%	8/17/2026	1,030	1,018	1,013	0.14%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
							1,029	1,024	0.14%
Diversified consumer services
ACES Intermediate, LLC	First lien senior secured revolving loan	S +	5.50%	10.94%	7/27/2027	$7,114	$603	$611	0.09%
ACES Intermediate, LLC	First lien senior secured term loan	S +	5.50%	10.93%	7/27/2027	32,058	31,549	31,586	4.48%
Yard-Nique, Inc	First lien senior secured delayed draw term loan	S +	6.00%	11.54%	4/30/2026	6,235	413	416	0.06%
Yard-Nique, Inc	First lien senior secured revolving loan	S +	5.00%	10.54%	4/30/2026	889	133	134	0.02%
Yard-Nique, Inc	First lien senior secured term loan	S +	6.00%	11.54%	4/30/2026	7,090	7,019	7,025	1.00%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.05%	12/30/2027	3,839	3,744	3,762	0.53%
Esquire Deposition Solutions, LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	12.04%	12/30/2027	3,573	(71)	(71)	(0.01)%
Esquire Deposition Solutions, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.02%	12/30/2027	2,162	(55)	(43)	(0.01)%
Esquire Deposition Solutions, LLC	First lien senior secured term loan	S +	6.50%	12.04%	12/30/2027	15,935	15,537	15,617	2.21%
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.82%	4/25/2028	7,268	3,755	3,763	0.53%
CL Services Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.77%	4/25/2028	1,629	(37)	(35)	0.00%
CL Services Acquisition, LLC	First lien senior secured term loan	S +	6.25%	11.77%	4/25/2028	10,247	10,004	10,020	1.42%
50Floor, LLC	First lien senior secured revolving loan	S +	7.75%	13.27%	12/31/2025	199	197	191	0.03%
50Floor, LLC	First lien senior secured term loan	S +	7.75%	13.29%	12/31/2026	953	945	909	0.13%
Home Brands Group Holdings, Inc. (6)	First lien senior secured revolving loan	S +	4.75%	10.32%	11/8/2026	48	(1)	(1)	0.00%
Home Brands Group Holdings, Inc.	First lien senior secured term loan	S +	4.75%	10.32%	11/8/2026	1,743	1,729	1,723	0.24%
ISSA, LLC	First lien senior secured revolving loan	S +	6.25%	11.91%	3/1/2027	131	25	25	0.00%
ISSA, LLC	First lien senior secured term loan	S +	6.25%	11.90%	3/1/2027	915	906	903	0.13%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.53%	12/29/2026	87	84	84	0.01%
Juniper Landscaping Holdings LLC (13)	First lien senior secured revolving loan	S +	6.00%	11.80%	12/29/2026	44	24	24	0.00%
Juniper Landscaping Holdings LLC	First lien senior secured term loan	S +	6.00%	11.65%	12/29/2026	1,304	1,295	1,290	0.18%
Kalkomey Enterprises, LLC	First lien senior secured revolving loan	S +	6.75%	12.29%	4/24/2025	77	11	11	0.00%
Kalkomey Enterprises, LLC	First lien senior secured term loan	S +	6.75%	12.29%	4/24/2026	1,039	1,033	1,029	0.15%
PPW Acquisition, LLC	First lien senior secured revolving loan	S +	6.75%	12.40%	9/30/2026	38	8	8	0.00%
PPW Acquisition, LLC	First lien senior secured term loan	S +	4.25% + 2.50% PIK	12.40%	9/30/2026	601	585	563	0.08%
TSR Concrete Coatings, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.80%	9/22/2028	1,534	(38)	(38)	(0.01)%
TSR Concrete Coatings, LLC	First lien senior secured term loan	S +	6.25%	11.80%	9/22/2028	6,226	6,071	6,070	0.86%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.15%	3/23/2026	1,437	1,201	1,198	0.17%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.14%	3/23/2026	187	185	184	0.03%
United Land Services Opco Parent, LLC	First lien senior secured revolving loan	S +	6.50%	12.14%	3/23/2026	150	78	78	0.01%
United Land Services Opco Parent, LLC	First lien senior secured term loan	S +	6.50%	12.15%	3/23/2026	357	352	351	0.05%
							87,284	87,387	12.38%
Electrical equipment
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
WCI Volt Purchaser, LLC (6)	First lien senior secured revolving loan	S +	5.50%	11.15%	9/15/2028	$2,249	$(37)	$(34)	0.00%
WCI Volt Purchaser, LLC	First lien senior secured term loan	S +	5.50%	11.15%	9/15/2028	9,758	9,590	9,605	1.36%
AEP Passion Intermediate Holdings, Inc.	First lien senior secured delayed draw term loan	S +	6.50%	11.92%	10/5/2027	71	70	69	0.01%
AEP Passion Intermediate Holdings, Inc.	First lien senior secured revolving loan	S +	6.50%	11.92%	10/5/2027	48	17	17	0.00%
AEP Passion Intermediate Holdings, Inc.	First lien senior secured term loan	S +	6.50%	12.07%	10/5/2027	1,271	1,247	1,242	0.18%
							10,887	10,899	1.55%
Electronic equipment, instruments and components
ITSavvy LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.77%	8/8/2028	$2,176	$1,928	$1,929	0.27%
ITSavvy LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.80%	8/8/2028	1,778	(14)	(11)	0.00%
ITSavvy LLC	First lien senior secured term loan	S +	5.25%	10.80%	8/8/2028	11,831	11,734	11,753	1.66%
Advanced Lighting Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.43%	11/22/2025	324	—	—	0.00%
Advanced Lighting Acquisition, LLC	First lien senior secured term loan	S +	6.00%	11.43%	11/22/2025	1,213	1,215	1,210	0.17%
Nelson Name Plate Company	First lien senior secured delayed draw term loan	S +	5.50%	11.15%	10/18/2026	118	117	117	0.02%
Nelson Name Plate Company (6)	First lien senior secured revolving loan	S +	5.50%	11.15%	10/18/2026	90	(1)	(1)	0.00%
Nelson Name Plate Company	First lien senior secured term loan	S +	5.50%	11.15%	10/18/2026	894	887	882	0.12%
							15,866	15,879	2.24%
Food and staples retailing
Universal Pure, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.53%	10/31/2028	$364	$37	$37	0.01%
Universal Pure, LLC (16)	First lien senior secured revolving loan	S +	6.00%	11.54%	10/31/2028	7,142	2,155	2,162	0.31%
Universal Pure, LLC	First lien senior secured term loan	S +	6.00%	11.54%	10/31/2028	17,720	17,297	17,310	2.45%
Engelman Baking Co., LLC	First lien senior secured revolving loan	S +	5.50%	10.93%	2/28/2025	207	20	20	0.00%
Engelman Baking Co., LLC	First lien senior secured term loan	S +	5.50%	10.93%	2/28/2025	707	705	703	0.10%
Mad Rose Company, LLC (14)	First lien senior secured revolving loan	S +	6.50%	12.18%	5/7/2026	119	110	109	0.02%
Mad Rose Company, LLC	First lien senior secured term loan	S +	6.50%	12.18%	5/7/2026	924	918	914	0.13%
Main Street Gourmet, LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.90%	11/10/2025	666	37	37	0.01%
Main Street Gourmet, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.90%	11/10/2025	38	—	—	0.00%
Main Street Gourmet, LLC	First lien senior secured term loan	S +	5.25%	10.90%	11/10/2025	1,112	1,108	1,104	0.16%
NutriScience Innovations, LLC (6)(15)	First lien senior secured revolving loan	S +	7.00%	12.65%	4/21/2026	131	(2)	(2)	0.00%
NutriScience Innovations, LLC	First lien senior secured term loan	S +	7.00%	12.65%	4/21/2026	390	387	385	0.05%
Qin's Buffalo, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.65%	5/5/2027	75	(1)	(1)	0.00%
Qin's Buffalo, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.65%	5/5/2027	38	(1)	(1)	0.00%
Qin's Buffalo, LLC	First lien senior secured term loan	S +	6.00%	11.65%	5/5/2027	532	526	524	0.07%
SCP Beverage Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.68%	11/24/2026	38	(1)	(1)	0.00%
SCP Beverage Buyer, LLC	First lien senior secured term loan	S +	5.25%	10.68%	11/24/2026	409	405	403	0.06%
							23,700	23,703	3.37%
Food products
Sun Orchard, LLC (6)	First lien senior secured revolving loan	S +	5.00%	10.65%	7/8/2027	$5,336	$(80)	$(74)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Sun Orchard, LLC	First lien senior secured term loan	S +	5.00%	10.65%	7/8/2027	11,443	11,273	11,279	1.60%
BPCP WLF Intermedco LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.54%	8/19/2027	5,846	(91)	(84)	(0.01)%
BPCP WLF Intermedco LLC	First lien senior secured revolving loan	S +	6.00%	11.54%	8/19/2027	3,383	1,301	1,305	0.18%
BPCP WLF Intermedco LLC	First lien senior secured term loan	S +	6.00%	11.54%	8/19/2027	23,150	22,776	22,808	3.23%
Treat Planet Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.15%	1/11/2028	1,965	(50)	(49)	(0.01)%
Treat Planet Acquisition, LLC	First lien senior secured term loan	S +	6.50%	12.15%	1/11/2028	7,246	7,056	7,063	1.00%
Icelandirect, LLC	First lien senior secured revolving loan	S +	6.50%	12.15%	7/30/2026	38	32	31	0.00%
Icelandirect, LLC	First lien senior secured term loan	S +	6.50%	12.15%	7/30/2026	709	702	700	0.10%
Starwest Botanicals Acquisition, LLC	First lien senior secured revolving loan	S +	5.25%	10.68%	4/30/2027	174	119	117	0.02%
Starwest Botanicals Acquisition, LLC	First lien senior secured term loan	S +	5.25%	10.68%	4/30/2027	801	761	752	0.11%
Westminster Cracker Company, Inc. (6)	First lien senior secured revolving loan	S +	6.25%	11.82%	8/30/2026	1,534	(25)	(26)	0.00%
Westminster Cracker Company, Inc.	First lien senior secured term loan	S +	6.25%	11.82%	8/30/2026	9,745	9,579	9,577	1.36%
							53,353	53,399	7.57%
Gas utilities
Hydromax USA, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.17%	12/30/2026	$111	$107	$109	0.02%
Hydromax USA, LLC (6)	First lien senior secured revolving loan	S +	6.75%	12.17%	12/30/2026	228	(9)	(8)	0.00%
Hydromax USA, LLC	First lien senior secured term loan	S +	6.75%	12.17%	12/30/2026	1,225	1,182	1,199	0.17%
							1,280	1,300	0.19%
Health care equipment and supplies
Medical Technology Associates, Inc. (6)	First lien senior secured revolving loan	S +	6.25%	11.90%	7/25/2028	$1,966	$(39)	$(36)	(0.01)%
Medical Technology Associates, Inc.	First lien senior secured term loan	S +	6.25%	11.90%	7/25/2028	14,622	14,315	14,357	2.03%
Nasco Healthcare Inc. (17)	First lien senior secured revolving loan	S +	5.75%	11.29%	6/30/2025	3,322	637	641	0.09%
Nasco Healthcare Inc.	First lien senior secured term loan	S +	5.75%	11.29%	6/30/2025	15,490	15,367	15,379	2.18%
Surplus Solutions, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.65%	11/30/2027	1,771	(37)	(35)	0.00%
Surplus Solutions, LLC	First lien senior secured term loan	S +	6.00%	11.65%	11/30/2027	10,067	9,858	9,869	1.40%
626 Holdings Equity, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.65%	2/14/2028	313	184	183	0.03%
626 Holdings Equity, LLC	First lien senior secured revolving loan	S +	6.00%	11.65%	2/14/2028	75	72	71	0.01%
626 Holdings Equity, LLC	First lien senior secured term loan	S +	6.00%	11.65%	2/14/2028	877	868	864	0.12%
EMSAR Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.15%	3/30/2026	214	213	212	0.03%
EMSAR Acquisition LLC	First lien senior secured revolving loan	S +	6.50%	12.15%	3/30/2026	134	119	119	0.02%
EMSAR Acquisition LLC	First lien senior secured term loan	S +	6.50%	12.15%	3/30/2026	633	628	626	0.09%
Reliable Medical Supply LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.65%	4/8/2025	67	66	66	0.01%
Reliable Medical Supply LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.66%	4/8/2025	75	18	18	0.00%
Reliable Medical Supply LLC	First lien senior secured revolving loan	S +	6.00%	11.65%	4/8/2025	138	137	137	0.02%
Reliable Medical Supply LLC	First lien senior secured term loan	S +	6.00%	11.65%	4/8/2025	925	920	917	0.13%
SCA Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.96%	1/20/2026	279	274	274	0.04%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
SCA Buyer, LLC	First lien senior secured revolving loan	S +	6.50%	12.13%	1/20/2026	133	117	117	0.02%
SCA Buyer, LLC	First lien senior secured term loan	S +	6.50%	11.96%	1/20/2026	751	738	736	0.10%
Spectrum Solutions, LLC	First lien senior secured delayed draw term loan		15.00% PIK	15.00%	3/5/2026	96	92	76	0.01%
Spectrum Solutions, LLC (6)	First lien senior secured revolving loan	S +	6.25%	8.38%	3/5/2026	267	(35)	(56)	(0.01)%
Spectrum Solutions, LLC	First lien senior secured term loan	S +	6.25% + 3.50% PIK	11.88%	3/5/2026	479	418	381	0.05%
							44,930	44,916	6.36%
Health care providers and services
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured delayed draw term loan	S +	5.50%	11.40%	6/7/2026	$7,501	$1,690	$1,693	0.24%
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured revolving loan	S +	5.50%	11.40%	6/7/2026	1,710	(19)	(17)	0.00%
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured term loan	S +	5.50%	11.40%	6/7/2026	13,682	13,520	13,533	1.92%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured revolving loan	S +	6.00%	11.78%	8/2/2027	5,898	3,252	3,259	0.46%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S +	6.00%	11.54%	8/2/2027	31,320	30,828	30,864	4.37%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.73%	11/2/2027	16,982	13,053	13,051	1.85%
Endodontic Practice Partners, LLC	First lien senior secured revolving loan	S +	6.00%	11.90%	11/2/2027	1,956	161	164	0.02%
Endodontic Practice Partners, LLC	First lien senior secured term loan	S +	6.00%	11.46%	11/2/2027	15,471	15,200	15,219	2.16%
IPC Pain Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.93%	5/19/2027	11,082	9,909	9,911	1.40%
IPC Pain Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.93%	5/19/2027	1,140	(12)	(11)	0.00%
IPC Pain Acquisition, LLC	First lien senior secured term loan	S +	5.50%	10.93%	5/19/2027	2,939	2,905	2,909	0.41%
NH Kronos Buyer, Inc. (6)	First lien senior secured revolving loan	S +	6.25%	11.79%	11/1/2028	12,705	(322)	(285)	(0.04)%
NH Kronos Buyer, Inc.	First lien senior secured term loan	S +	6.25%	11.79%	11/1/2028	53,406	52,023	52,153	7.39%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.71%	11/3/2027	6,832	(126)	(118)	(0.02)%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.71%	11/3/2027	1,956	(36)	(34)	0.00%
Purpose Home Health Acquisition, LLC	First lien senior secured term loan	S +	6.25%	11.71%	11/3/2027	8,251	8,097	8,108	1.15%
ADVI Health, LLC (6)	First lien senior secured revolving loan	S +	7.00%	12.65%	11/29/2027	1,062	(22)	(21)	0.00%
ADVI Health, LLC	First lien senior secured term loan	S +	7.00%	12.65%	11/29/2027	6,195	6,061	6,071	0.86%
Spear Education Holdings, LLC (6)	First lien senior secured revolving loan	S +	7.50%	13.04%	12/15/2027	4,463	(103)	(99)	(0.01)%
Spear Education Holdings, LLC	First lien senior secured term loan	S +	7.50%	13.04%	12/15/2027	12,478	12,182	12,193	1.73%
US Foot and Ankle Specialists, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.40%	9/15/2026	16,533	14,741	14,745	2.09%
US Foot and Ankle Specialists, LLC	First lien senior secured revolving loan	S +	5.75%	11.40%	9/15/2026	2,699	1,045	1,048	0.15%
US Foot and Ankle Specialists, LLC	First lien senior secured term loan	S +	5.75%	11.40%	9/15/2026	20,862	20,580	20,604	2.92%
MWEC Management, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.63%	2/14/2025	1,429	(30)	(31)	0.00%
MWEC Management, LLC	First lien senior secured revolving loan	S +	6.00%	11.63%	2/14/2028	1,924	338	340	0.05%
MWEC Management, LLC	First lien senior secured term loan	S +	6.00%	11.63%	2/14/2028	11,655	11,360	11,377	1.61%
Beghou Consulting, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.65%	5/1/2028	2,714	(68)	(65)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Beghou Consulting, LLC	First lien senior secured term loan	S +	6.00%	11.65%	5/1/2028	15,429	15,035	15,051	2.13%
BPCP EE Intermedco LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.29%	4/3/2028	3,208	1,985	1,989	0.28%
BPCP EE Intermedco LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.29%	4/3/2028	2,244	(56)	(53)	(0.01)%
BPCP EE Intermedco LLC	First lien senior secured term loan	S +	5.75%	11.29%	4/3/2028	6,510	6,344	6,355	0.90%
Flourish Research Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.13%	4/28/2025	2,218	1,771	1,772	0.25%
Flourish Research Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.93%	4/28/2026	848	(18)	(18)	0.00%
Flourish Research Acquisition, LLC	First lien senior secured term loan	S +	6.50%	11.93%	4/28/2026	19,706	19,265	19,278	2.73%
H2 Holdco, Inc. (6)	First lien senior secured delayed draw term loan	S +	5.25% + 2.25% PIK	13.26%	5/5/2028	7,245	(200)	(192)	(0.03)%
H2 Holdco, Inc. (6)(19)	First lien senior secured revolving loan	S +	5.25% + 2.25% PIK	13.26%	5/5/2028	2,544	(70)	(68)	(0.01)%
H2 Holdco, Inc.	First lien senior secured term loan	S +	5.25% + 2.25% PIK	13.26%	5/5/2028	18,012	17,501	17,528	2.48%
Agility Intermediate, Inc.	First lien senior secured delayed draw term loan	S +	6.75%	12.38%	4/15/2026	110	107	105	0.01%
Agility Intermediate, Inc.	First lien senior secured revolving loan	S +	6.75%	12.39%	4/15/2026	134	77	73	0.01%
Agility Intermediate, Inc.	First lien senior secured term loan	S +	6.75%	12.40%	4/15/2026	240	234	228	0.03%
Apex Dental Partners, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.96%	11/23/2025	554	455	453	0.06%
Apex Dental Partners, LLC	First lien senior secured revolving loan	S +	6.50%	12.00%	11/23/2025	150	124	123	0.02%
Apex Dental Partners, LLC	First lien senior secured term loan	S +	6.50%	11.96%	11/23/2025	617	614	612	0.09%
ASC Ortho Management, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.65%	12/31/2026	357	321	320	0.05%
ASC Ortho Management, LLC	First lien senior secured revolving loan	S +	6.00%	11.65%	12/31/2026	38	12	12	0.00%
ASC Ortho Management, LLC	First lien senior secured term loan	S +	6.00%	11.65%	12/31/2026	515	509	508	0.07%
ASP Global Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.15%	1/21/2025	558	551	548	0.08%
ASP Global Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.15%	1/21/2026	485	(8)	(9)	0.00%
ASP Global Acquisition, LLC	First lien senior secured term loan	S +	6.50%	12.15%	1/21/2025	2,410	2,381	2,367	0.34%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.90%	12/14/2025	831	827	823	0.12%
Beacon Oral Specialists Management LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.90%	12/14/2025	188	(2)	(2)	0.00%
Beacon Oral Specialists Management LLC	First lien senior secured term loan	S +	6.25%	11.90%	12/14/2025	929	924	920	0.13%
Behavior Frontiers, LLC (6)(18)	First lien senior secured revolving loan	S +	6.25%	11.90%	5/21/2026	38	(2)	(1)	0.00%
Behavior Frontiers, LLC	First lien senior secured term loan	S +	6.25%	11.90%	5/21/2026	577	554	562	0.08%
Brightview, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.43%	12/14/2026	107	47	47	0.01%
Brightview, LLC	First lien senior secured revolving loan	S +	6.00%	11.43%	12/14/2026	52	15	15	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
Brightview, LLC	First lien senior secured term loan	S +	6.00%	11.43%	12/14/2026	687		685	682	0.10%
Canadian Orthodontic Partners Corp. (6)(7)	First lien senior secured delayed draw term loan	C +	7.00%	12.51%	3/19/2026	C$	28	(1)	(1)	0.00%
Canadian Orthodontic Partners Corp. (7)	First lien senior secured delayed draw term loan	C +	7.00%	12.51%	3/19/2026	C$	289	211	205	0.03%
Canadian Orthodontic Partners Corp. (7)	First lien senior secured revolving loan	S +	7.00%	12.65%	3/19/2026	C$	114	111	111	0.02%
Canadian Orthodontic Partners Corp. (7)	First lien senior secured revolving loan	C +	7.00%	12.51%	3/19/2026	C$	285	206	200	0.03%
Canadian Orthodontic Partners Corp. (7)	First lien senior secured term loan	C +	7.00%	12.51%	3/19/2026	C$	238	174	169	0.02%
Community Care Partners, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.43%	6/10/2026	19		—	—	0.00%
Community Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.43%	6/10/2026	166		165	163	0.02%
Community Care Partners, LLC	First lien senior secured revolving loan	S +	6.00%	11.43%	6/10/2026	75		64	62	0.01%
Community Care Partners, LLC	First lien senior secured term loan	S +	6.00%	11.43%	6/10/2026	946		944	927	0.13%
Dermatology Medical Partners OpCo, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.15%	10/29/2026	97		78	78	0.01%
Dermatology Medical Partners OpCo, LLC	First lien senior secured revolving loan	S +	6.50%	12.14%	10/29/2026	38		28	28	0.00%
Dermatology Medical Partners OpCo, LLC	First lien senior secured term loan	S +	6.50%	12.15%	10/29/2026	318		313	313	0.04%
Varsity DuvaSawko Operating Corp. (6)	First lien senior secured delayed draw term loan	S +	6.50%	12.15%	11/27/2024	64		(1)	—	0.00%
Varsity DuvaSawko Operating Corp. (6)	First lien senior secured revolving loan	S +	6.50%	12.15%	11/27/2024	474		(2)	(3)	0.00%
Varsity DuvaSawko Operating Corp.	First lien senior secured term loan	S +	6.50%	12.15%	11/27/2024	2,534		2,532	2,518	0.36%
Varsity Rejuvenate Partners, LLC	First lien senior secured revolving loan	S +	6.50%	12.06%	9/1/2028	920		126	126	0.02%
Varsity Rejuvenate Partners, LLC	First lien senior secured term loan	S +	6.50%	12.06%	9/1/2028	2,707		2,627	2,626	0.37%
EH Management Company, LLC	First lien senior secured revolving loan	S +	6.00%	11.65%	7/15/2026	38		11	11	0.00%
EH Management Company, LLC	First lien senior secured term loan	S +	6.00%	11.65%	7/15/2026	963		956	952	0.13%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured revolving loan	S +	6.00%	11.63%	12/21/2025	300		50	50	0.01%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured term loan	S +	6.00%	11.65%	12/21/2025	910		903	900	0.13%
Golden Bear PT Partners, LLC	First lien senior secured delayed draw term loan	S +	6.75% + 1.00% PIK	13.40%	10/22/2026	174		170	169	0.02%
Golden Bear PT Partners, LLC	First lien senior secured revolving loan	S +	7.75%	13.40%	10/22/2026	38		14	14	0.00%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S +	6.75% + 1.00% PIK	13.40%	10/22/2026	1,495		1,460	1,455	0.21%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S +	12.00%	17.65%	10/22/2026	49		49	48	0.01%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.15%	8/20/2026	495		492	491	0.07%
Guardian Dentistry Practice Management, LLC	First lien senior secured revolving loan	S +	6.50%	12.15%	8/20/2026	23		19	19	0.00%
Guardian Dentistry Practice Management, LLC	First lien senior secured term loan	S +	6.50%	12.15%	8/20/2026	517		514	512	0.07%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
IMA Group Management Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.84%	6/30/2028	174	(5)	(4)	0.00%
IMA Group Management Company, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.84%	6/30/2028	35	(1)	(1)	0.00%
IMA Group Management Company, LLC	First lien senior secured term loan	S +	6.25%	11.84%	6/30/2028	866	846	844	0.12%
Network Partners Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.65%	12/30/2026	113	(1)	(1)	0.00%
Network Partners Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.65%	12/30/2026	38	—	—	0.00%
Network Partners Acquisition, LLC	First lien senior secured term loan	S +	6.00%	11.65%	12/30/2026	389	386	384	0.05%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.40%	12/31/2025	520	517	515	0.07%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.38%	12/31/2025	95	57	57	0.01%
Peak Dental Services, LLC	First lien senior secured revolving loan	S +	6.75%	12.40%	12/31/2025	133	132	131	0.02%
Peak Dental Services, LLC	First lien senior secured term loan	S +	6.75%	12.40%	12/31/2025	581	577	575	0.08%
Peak Investment Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	7.00%	12.65%	12/31/2025	113	(1)	(1)	0.00%
Peak Investment Holdings, LLC	First lien senior secured revolving loan	S +	7.00%	12.65%	12/31/2025	324	29	29	0.00%
Peak Investment Holdings, LLC	First lien senior secured term loan	S +	7.00%	12.65%	12/31/2025	1,213	1,205	1,200	0.17%
Pentec Acquisition Corp. (6)	First lien senior secured revolving loan	S +	6.00%	11.43%	10/8/2026	75	(1)	(1)	0.00%
Pentec Acquisition Corp.	First lien senior secured term loan	S +	6.00%	11.43%	10/8/2026	988	985	981	0.14%
Revival Animal Health, LLC	First lien senior secured revolving loan	S +	6.50%	12.15%	4/6/2026	131	43	43	0.01%
Revival Animal Health, LLC	First lien senior secured term loan	S +	6.50%	12.15%	4/6/2026	4,794	4,716	4,748	0.67%
RQM Buyer, Inc.	First lien senior secured delayed draw term loan	S +	5.75%	11.51%	8/12/2026	84	83	83	0.01%
RQM Buyer, Inc.	First lien senior secured revolving loan	S +	5.75%	11.65%	8/12/2026	206	44	44	0.01%
RQM Buyer, Inc.	First lien senior secured term loan	S +	5.75%	11.40%	8/12/2026	1,142	1,140	1,136	0.16%
RQM Buyer, Inc.	First lien senior secured term loan	S +	5.75%	11.51%	8/12/2026	590	589	587	0.08%
Sage Dental Management, LLC	First lien senior secured revolving loan	S +	5.75%	11.41%	4/1/2024	75	45	45	0.01%
Sage Dental Management, LLC	First lien senior secured term loan	S +	5.75%	11.40%	4/1/2024	939	940	937	0.13%
SAMGI Buyer, Inc. (6)	First lien senior secured revolving loan	S +	5.50%	11.15%	4/14/2025	138	(1)	(1)	0.00%
SAMGI Buyer, Inc.	First lien senior secured term loan	S +	5.50%	11.15%	4/14/2025	651	649	646	0.09%
SCP ENT and Allergy Services, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.64%	9/25/2025	157	110	110	0.02%
SCP ENT and Allergy Services, LLC	First lien senior secured revolving loan	S +	6.00%	11.52%	9/25/2025	256	126	126	0.02%
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	S +	6.00%	11.43%	9/25/2025	2,761	2,745	2,735	0.39%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.68%	10/29/2026	178	149	148	0.02%
Signature Dental Partners LLC	First lien senior secured revolving loan	S +	6.25%	11.68%	10/29/2026	38	34	34	0.00%
Signature Dental Partners LLC	First lien senior secured term loan	S +	6.25%	11.68%	10/29/2026	854	844	841	0.12%
Silver Falls MSO, LLC	First lien senior secured revolving loan	S +	6.75%	12.40%	8/30/2025	235	126	124	0.02%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Silver Falls MSO, LLC	First lien senior secured term loan	S +	4.25% + 2.50% PIK	12.40%	8/30/2025	1,298	1,215	1,213	0.17%
SimiTree Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.38%	5/17/2026	884	872	868	0.12%
SimiTree Acquisition LLC (6)	First lien senior secured revolving loan	S +	6.75%	12.38%	5/17/2026	178	(1)	(1)	0.00%
SimiTree Acquisition LLC	First lien senior secured term loan	S +	6.75%	12.38%	5/17/2026	1,218	1,212	1,208	0.17%
SIMKO Merger Sub, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.16%	4/7/2027	187	181	181	0.03%
SIMKO Merger Sub, LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	12.15%	4/7/2025	6,768	(118)	(102)	(0.01)%
SIMKO Merger Sub, LLC	First lien senior secured revolving loan	S +	6.50%	12.13%	4/7/2027	56	5	6	0.00%
SIMKO Merger Sub, LLC	First lien senior secured term loan	S +	6.50%	12.15%	4/7/2027	653	644	643	0.09%
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.90%	12/30/2025	519	491	489	0.07%
Southeast Primary Care Partners, LLC	First lien senior secured revolving loan	S +	6.25%	11.90%	12/30/2025	225	209	209	0.03%
Southeast Primary Care Partners, LLC	First lien senior secured term loan	S +	6.25%	11.90%	12/30/2025	856	848	844	0.12%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.90%	1/27/2026	78	78	77	0.01%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.90%	5/25/2024	112	112	112	0.02%
Southern Orthodontic Partners Management, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.90%	1/27/2026	171	—	(1)	0.00%
Southern Orthodontic Partners Management, LLC	First lien senior secured term loan	S +	6.25%	11.90%	1/27/2026	1,344	1,343	1,338	0.19%
Southern Sports Medicine Partners, LLC	First lien senior secured revolving loan	S +	6.00%	11.65%	2/23/2027	60	23	23	0.00%
Southern Sports Medicine Partners, LLC	First lien senior secured term loan	S +	6.00% + 2.00% PIK	13.39%	2/23/2027	670	646	644	0.09%
Vital Care Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.90%	10/19/2025	580	(4)	(4)	0.00%
Vital Care Buyer, LLC	First lien senior secured term loan	S +	5.25%	10.90%	10/19/2025	793	791	788	0.11%
Western Veterinary Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.65%	10/29/2026	504	501	499	0.07%
Western Veterinary Partners, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.65%	10/29/2026	24	—	—	0.00%
Western Veterinary Partners, LLC	First lien senior secured term loan	S +	6.00%	11.65%	10/29/2026	1,305	1,296	1,291	0.18%
							325,853	326,151	46.21%
Health care technology
AHR Intermediate, Inc	First lien senior secured delayed draw term loan	S +	5.25%	10.90%	7/29/2027	$5,310	$5,248	$5,235	0.74%
AHR Intermediate, Inc	First lien senior secured revolving loan	S +	5.25%	10.90%	7/29/2027	7,858	667	723	0.10%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
AHR Intermediate, Inc	First lien senior secured term loan	S +	5.25%	10.90%	7/29/2027	25,555	25,330	25,346	3.59%
Millennia Patient Services, LLC	First lien senior secured revolving loan	S +	6.50%	11.93%	3/8/2026	134	66	66	0.01%
Millennia Patient Services, LLC	First lien senior secured term loan	S +	6.50%	11.93%	3/8/2026	983	976	973	0.14%
							32,287	32,343	4.58%
Household durables
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.63%	9/26/2027	$3,011	$2,601	$2,605	0.37%
CPS Power Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.65%	9/26/2027	1,687	(27)	(25)	0.00%
CPS Power Buyer, LLC	First lien senior secured term loan	S +	6.00%	11.65%	9/26/2027	5,079	4,994	5,000	0.71%
Kwalu, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.40%	9/23/2027	5,061	(81)	(74)	(0.01)%
Kwalu, LLC	First lien senior secured term loan	S +	5.75%	11.40%	9/23/2027	24,650	24,241	24,274	3.44%
MacKenzie Childs Acquisition, Inc.	First lien senior secured revolving loan	S +	6.00%	11.54%	9/2/2027	3,374	2,884	2,889	0.41%
MacKenzie Childs Acquisition, Inc.	First lien senior secured term loan	S +	6.00%	11.54%	9/2/2027	17,927	17,725	17,730	2.51%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.40%	1/23/2028	5,815	5,670	5,670	0.80%
Renovation Systems, LLC	First lien senior secured revolving loan	S +	5.75%	11.40%	1/23/2028	1,965	440	442	0.06%
Renovation Systems, LLC	First lien senior secured term loan	S +	5.75%	11.40%	1/23/2028	12,318	12,000	12,009	1.70%
Storm Smart Buyer LLC	First lien senior secured revolving loan	S +	6.00%	11.84%	4/5/2026	131	25	25	0.00%
Storm Smart Buyer LLC	First lien senior secured term loan	S +	6.00%	11.65%	4/5/2026	901	895	892	0.13%
Trademark Global, LLC	First lien senior secured revolving loan	S +	7.50% + 1.75% PIK	12.93%	7/30/2024	112	75	74	0.01%
Trademark Global, LLC	First lien senior secured revolving loan	S +	7.50% + 1.75% PIK	12.93%	7/30/2024	4	4	4	0.00%
Trademark Global, LLC	First lien senior secured term loan	S +	5.75%	11.18%	7/30/2024	1,872	1,788	1,775	0.25%
							73,234	73,290	10.38%
Industrial Conglomerates
Hultec Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.82%	3/31/2029	$3,915	$(107)	$(103)	(0.01)%
Hultec Buyer, LLC	First lien senior secured term loan	S +	6.25%	11.81%	3/31/2029	14,601	14,192	14,212	2.01%
							14,085	14,109	2.00%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC	First lien senior secured revolving loan	S +	7.00%	12.58%	12/18/2025	$188	$95	$94	0.01%
Aquatic Sales Solutions, LLC	First lien senior secured term loan	S +	3.00% + 4.00% PIK	12.54%	12/18/2025	2,521	2,483	2,463	0.35%
DealerOn Inc. (6)	First lien senior secured revolving loan	S +	5.50%	10.93%	11/19/2024	314	(1)	(1)	0.00%
DealerOn Inc.	First lien senior secured term loan	S +	5.50%	10.93%	11/19/2024	1,553	1,553	1,547	0.22%
							4,130	4,103	0.58%
IT services
Icreon Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.15%	10/26/2027	$1,071	$(22)	$(21)	0.00%
Icreon Holdings, LLC	First lien senior secured term loan	S +	6.50%	12.15%	10/26/2027	8,567	8,387	8,400	1.19%
E-Phoenix Acquisition Co. Inc. (6)	First lien senior secured revolving loan	S +	5.75%	11.27%	6/23/2027	75	—	—	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
E-Phoenix Acquisition Co. Inc.	First lien senior secured term loan	S +	5.75%	11.29%	6/23/2027	1,419	1,415	1,410	0.20%
FreshAddress, LLC (6)	First lien senior secured revolving loan	S +	5.50%	11.04%	10/5/2025	30	—	—	0.00%
FreshAddress, LLC	First lien senior secured term loan	S +	5.50%	11.04%	10/5/2025	1,676	1,671	1,664	0.24%
P and R Dental Strategies, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.43%	12/22/2026	23	—	—	0.00%
P and R Dental Strategies, LLC	First lien senior secured term loan	S +	6.00%	11.43%	12/22/2026	629	624	621	0.09%
							12,075	12,074	1.72%
Leisure equipment and products
MacNeill Pride Group Corp.	First lien senior secured delayed draw term loan	S +	6.25%	11.90%	4/22/2026	$409	$363	$362	0.05%
MacNeill Pride Group Corp. (6)	First lien senior secured revolving loan	S +	6.25%	11.90%	4/22/2026	287	(1)	(1)	0.00%
MacNeill Pride Group Corp.	First lien senior secured term loan	S +	6.25%	11.90%	4/22/2026	832	832	829	0.12%
Champion Motorsports Group, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.88%	10/8/2026	56	(1)	(1)	0.00%
Champion Motorsports Group, LLC	First lien senior secured term loan	S +	6.25%	11.90%	10/8/2026	1,675	1,658	1,648	0.23%
							2,851	2,837	0.40%
Leisure products
PHGP MB Purchaser, Inc.	First lien senior secured delayed draw term loan	S +	6.00%	11.65%	5/27/2027	$113	$37	$37	0.01%
PHGP MB Purchaser, Inc.	First lien senior secured revolving loan	S +	6.00%	11.65%	5/20/2027	75	18	18	0.00%
PHGP MB Purchaser, Inc.	First lien senior secured term loan	S +	6.00%	11.65%	5/20/2027	1,095	1,083	1,079	0.15%
							1,138	1,134	0.16%
Life sciences tools and services
Aptitude Health Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.90%	5/3/2026	$267	$(3)	$(3)	0.00%
Aptitude Health Holdings, LLC	First lien senior secured term loan	S +	5.25%	10.90%	5/3/2026	1,095	1,082	1,083	0.15%
CR Services Intermediate, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.88%	7/28/2028	188	(4)	(5)	0.00%
CR Services Intermediate, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.88%	7/28/2028	38	(1)	(1)	0.00%
CR Services Intermediate, LLC	First lien senior secured term loan	S +	6.25%	11.88%	7/28/2028	456	445	445	0.06%
							1,519	1,519	0.21%
Machinery
Double E Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.54%	6/21/2028	$2,017	$(15)	$(12)	0.00%
Double E Company, LLC	First lien senior secured revolving loan	S +	6.00%	11.46%	6/21/2028	3,110	1,438	1,444	0.20%
Double E Company, LLC	First lien senior secured term loan	S +	6.00%	11.54%	6/21/2028	18,365	18,222	18,259	2.59%
Abrasive Technology Intermediate, LLC	First lien senior secured revolving loan	S +	5.75%	11.41%	4/30/2026	173	172	171	0.02%
Abrasive Technology Intermediate, LLC	First lien senior secured term loan	S +	5.75%	11.63%	4/30/2026	928	922	918	0.13%
DNS IMI Acquisition Corp (6)	First lien senior secured delayed draw term loan	S +	5.50%	11.04%	11/23/2026	75	(1)	(1)	0.00%
DNS IMI Acquisition Corp	First lien senior secured revolving loan	P +	4.50%	13.00%	11/23/2026	56	10	10	0.00%
DNS IMI Acquisition Corp	First lien senior secured term loan	S +	5.50%	11.04%	11/23/2026	1,636	1,622	1,616	0.23%
							22,370	22,405	3.17%
Media
Optimized Marketing Acquisition, LLC	First lien senior secured revolving loan	S +	5.75%	11.18%	8/19/2027	$3,383	$1,470	$1,474	0.21%
Optimized Marketing Acquisition, LLC	First lien senior secured term loan	S +	5.75%	11.18%	8/19/2027	25,971	25,541	25,581	3.62%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
RKD Group, LLC	First lien senior secured revolving loan	S +	6.00%	11.50%	8/17/2028		4,905	921	929	0.13%
RKD Group, LLC	First lien senior secured term loan	S +	6.00%	11.54%	8/17/2028		33,423	33,006	33,067	4.68%
WTWH Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.15%	12/16/2027		1,638	(36)	(35)	0.00%
WTWH Buyer, LLC	First lien senior secured term loan	S +	6.50%	12.15%	12/16/2027		10,119	9,887	9,900	1.40%
ALM Media, LLC (6)(20)	First lien senior secured revolving loan	S +	6.00%	11.54%	11/25/2024		971	(3)	(3)	0.00%
ALM Media, LLC	First lien senior secured term loan	S +	6.00%	11.54%	11/25/2024		2,362	2,361	2,353	0.33%
Barkley, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.42%	9/29/2028		2,300	(58)	(58)	(0.01)%
Barkley, LLC	First lien senior secured term loan	S +	6.00%	11.42%	9/29/2028		18,949	18,475	18,475	2.62%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.40%	12/9/2026		223	219	219	0.03%
Exclusive Concepts, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.40%	12/9/2026		23	—	—	0.00%
Exclusive Concepts, LLC	First lien senior secured term loan	S +	6.50%	12.40%	12/9/2026		622	611	609	0.09%
Infolinks Media Buyco, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.17%	11/1/2026		39	23	23	0.00%
Infolinks Media Buyco, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.17%	11/1/2026		38	—	—	0.00%
Infolinks Media Buyco, LLC	First lien senior secured term loan	S +	5.75%	11.17%	11/1/2026		1,143	1,134	1,129	0.16%
The Channel Company, LLC	First lien senior secured revolving loan	S +	6.25%	11.90%	11/1/2027		62	58	58	0.01%
The Channel Company, LLC	First lien senior secured term loan	S +	6.25%	11.90%	11/1/2027		2,330	2,316	2,307	0.33%
								95,925	96,028	13.60%
Metals and mining
Copperweld Group, Inc.	First lien senior secured revolving loan	S +	6.00%	11.64%	9/27/2024		$462	$122	$121	0.02%
Copperweld Group, Inc.	First lien senior secured term loan	S +	6.00%	11.65%	9/27/2024		2,267	2,263	2,254	0.32%
								2,385	2,375	0.34%
Pharmaceuticals
Bio Agri Mix Holdings Inc. (6)(7)	First lien senior secured revolving loan	C +	5.75%	11.26%	7/23/2026		$30	$—	$—	0.00%
Bio Agri Mix Holdings Inc. (6)(7)	First lien senior secured revolving loan	C +	5.75%	11.26%	7/23/2026	C$	75	(1)	(1)	0.00%
Bio Agri Mix Holdings Inc. (7)	First lien senior secured term loan	C +	5.75%	11.26%	7/23/2026	C$	1,235	922	899	0.13%
Formulated Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.25%	11.06%	9/22/2026		298	204	203	0.03%
Formulated Buyer, LLC	First lien senior secured revolving loan	S +	5.25%	11.06%	9/22/2026		188	28	28	0.00%
Formulated Buyer, LLC	First lien senior secured term loan	S +	5.25%	11.15%	9/22/2026		457	453	452	0.06%
								1,606	1,581	0.22%
Personal products
Cosmetic Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.75% + 0.75% PIK	11.82%	10/17/2025		$362	$352	$348	0.05%
Cosmetic Solutions, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.18%	10/17/2025		344	(11)	(13)	0.00%
Cosmetic Solutions, LLC	First lien senior secured term loan	S +	5.75%	11.18%	10/17/2025		2,772	2,694	2,664	0.38%
								3,035	2,999	0.43%
Professional services
Helpware, Inc.	First lien senior secured revolving loan	S +	5.75%	11.65%	9/8/2026		$5,061	$1,805	$1,736	0.25%
Helpware, Inc.	First lien senior secured term loan	S +	5.75%	11.65%	9/8/2026		14,007	13,853	13,677	1.94%
Stax Holding Company, LLC (6)(21)	First lien senior secured revolving loan	S +	5.25%	10.90%	10/29/2026		60	—	—	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Stax Holding Company, LLC	First lien senior secured term loan	S +	5.25%	10.90%	10/29/2026	728	725	722	0.10%
							16,383	16,135	2.29%
Real estate management and development
BBG Intermediate Holdings, Inc. (22)	First lien senior secured revolving loan	S +	6.75%	12.18%	1/8/2026	$233	$154	$153	0.02%
BBG Intermediate Holdings, Inc.	First lien senior secured term loan	S +	5.50% + 1.25% PIK	12.07%	1/8/2026	1,874	1,736	1,730	0.25%
MetaSource, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.68%	5/17/2027	49	—	—	0.00%
MetaSource, LLC	First lien senior secured revolving loan	S +	6.75%	12.18%	5/17/2027	75	30	30	0.00%
MetaSource, LLC	First lien senior secured term loan	S +	6.25% + 0.50% PIK	12.07%	5/17/2027	929	927	924	0.13%
							2,847	2,837	0.40%
Semiconductors and semiconductor equipment
Altamira Material Solutions, LP (6)	First lien senior secured revolving loan	S +	5.75%	11.34%	9/2/2026	$45	$(1)	$(1)	0.00%
Altamira Material Solutions, LP	First lien senior secured term loan	S +	5.75%	11.34%	9/2/2026	1,031	1,021	1,018	0.14%
							1,020	1,017	0.14%
Software
Shasta Buyer, LLC	First lien senior secured revolving loan	S +	6.25%	11.90%	8/9/2028	$2,199	$83	$86	0.01%
Shasta Buyer, LLC	First lien senior secured term loan	S +	6.25%	11.90%	8/9/2028	11,575	11,379	11,399	1.61%
Affinitiv, Inc. (6)	First lien senior secured revolving loan	S +	6.00%	11.65%	8/26/2024	248	(1)	(1)	0.00%
Affinitiv, Inc.	First lien senior secured term loan	S +	6.00%	11.65%	8/26/2024	2,248	2,247	2,240	0.32%
ShiftKey, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.40%	6/21/2027	110	(1)	(1)	0.00%
ShiftKey, LLC	First lien senior secured term loan	S +	5.75%	11.40%	6/21/2027	3,712	3,696	3,682	0.52%
							17,403	17,405	2.46%
Specialty retail
Soccer Post Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.90%	6/30/2027	$1,203	$1,110	$1,111	0.16%
Soccer Post Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.90%	6/30/2027	1,779	(23)	(21)	0.00%
Soccer Post Acquisition, LLC	First lien senior secured term loan	S +	5.25%	10.90%	6/30/2027	7,941	7,838	7,846	1.11%
Dykstra's Auto, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.63%	10/22/2026	150	(3)	(2)	0.00%
Dykstra's Auto, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.65%	10/22/2026	185	183	182	0.03%
Dykstra's Auto, LLC	First lien senior secured revolving loan	S +	6.00%	11.65%	10/22/2026	38	5	5	0.00%
Dykstra's Auto, LLC	First lien senior secured term loan	S +	6.00%	11.63%	10/22/2026	628	622	618	0.09%
Kaizen Auto Care, LLC	First lien senior secured delayed draw term loan	S +	6.00% + 0.50% PIK	11.82%	12/22/2026	223	221	216	0.03%
Kaizen Auto Care, LLC	First lien senior secured delayed draw term loan	S +	6.00% + 0.50% PIK	11.82%	12/22/2023	224	222	218	0.03%
Kaizen Auto Care, LLC	First lien senior secured revolving loan	S +	6.50%	12.20%	12/22/2026	38	37	36	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Kaizen Auto Care, LLC	First lien senior secured term loan	S +	6.00%	11.43%	12/22/2026	28	27	27	0.00%
Kaizen Auto Care, LLC	First lien senior secured term loan	S +	6.00% + 0.50% PIK	11.82%	12/22/2026	857	849	833	0.12%
Leonard Group, Inc. (6)	First lien senior secured revolving loan	S +	6.50%	12.15%	2/26/2026	234	(1)	(1)	0.00%
Leonard Group, Inc.	First lien senior secured term loan	S +	6.50%	12.15%	2/26/2026	1,559	1,557	1,551	0.22%
Pink Lily Holdings, LLC (6)	First lien senior secured revolving loan	S +	3.50%	8.92%	11/16/2027	63	(1)	(1)	0.00%
Pink Lily Holdings, LLC	First lien senior secured term loan	S +	3.50% + 3.50% PIK	12.42%	11/16/2027	1,250	1,225	1,221	0.17%
							13,868	13,839	1.97%
Trading companies and distributors
Ascent Lifting, Inc. (6)	First lien senior secured revolving loan	S +	6.00%	11.57%	9/9/2027	$2,500	$(58)	$(56)	(0.01)%
Ascent Lifting, Inc.	First lien senior secured term loan	S +	6.00%	11.57%	9/9/2027	17,237	16,815	16,842	2.39%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.09%	8/5/2028	2,186	2,157	2,156	0.31%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.09%	8/5/2024	2,192	27	29	0.00%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.19%	8/5/2028	2,611	2,594	2,572	0.36%
NEFCO Holding Company, LLC	First lien senior secured revolving loan	P +	5.50%	14.00%	8/5/2028	3,045	1,270	1,274	0.18%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	6.50%	11.78%	8/5/2028	14,360	14,096	14,134	2.00%
AFC Industries, Inc.	First lien senior secured delayed draw term loan	S +	6.25%	11.77%	4/9/2027	349	342	342	0.05%
AFC Industries, Inc.	First lien senior secured delayed draw term loan	S +	6.25%	11.75%	4/9/2027	127	125	124	0.02%
AFC Industries, Inc.	First lien senior secured delayed draw term loan	S +	6.25%	11.73%	4/9/2027	105	103	103	0.01%
AFC Industries, Inc.	First lien senior secured delayed draw term loan	S +	6.25%	11.67%	4/9/2027	106	84	84	0.01%
AFC Industries, Inc. (23)	First lien senior secured revolving loan	S +	6.25%	11.77%	10/9/2026	156	46	46	0.01%
AFC Industries, Inc.	First lien senior secured term loan	S +	6.25%	11.68%	4/9/2027	855	839	837	0.12%
American Equipment Systems LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.72%	11/5/2026	38	37	37	0.01%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	11.82%	11/5/2026	71	69	69	0.01%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	11.50%	11/5/2026	321	315	313	0.04%
Banner Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.17%	10/31/2025	565	566	564	0.08%
Banner Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.17%	10/31/2025	370	(1)	(2)	0.00%
Banner Buyer, LLC	First lien senior secured term loan	S +	5.75%	11.17%	10/31/2025	1,361	1,359	1,354	0.19%
Empire Equipment Company, LLC	First lien senior secured revolving loan	S +	5.50%	10.93%	1/17/2025	439	29	27	0.00%
Empire Equipment Company, LLC	First lien senior secured term loan	S +	5.50%	10.93%	1/17/2025	1,720	1,716	1,703	0.24%
Montway LLC	First lien senior secured delayed draw term loan	S +	6.25%	12.15%	11/4/2025	670	665	663	0.09%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Montway LLC (6)	First lien senior secured revolving loan	S +	6.25%	12.01%	11/4/2025	150	(2)	(2)	0.00%
Montway LLC	First lien senior secured term loan	S +	6.25%	12.01%	11/4/2025	710	704	702	0.10%
Triad Technologies, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.54%	6/8/2026	332	(5)	(5)	0.00%
Triad Technologies, LLC	First lien senior secured term loan	S +	6.00%	11.54%	6/8/2026	1,345	1,331	1,326	0.19%
							45,223	45,236	6.40%
Water utilities
Diamondback Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	10.93%	7/22/2026	$75	$29	$29	0.00%
Diamondback Buyer, LLC	First lien senior secured term loan	S +	5.50%	11.16%	7/22/2026	1,191	1,185	1,180	0.17%
							1,214	1,209	0.17%
Total non-controlled/non-affiliated senior secured debt							$1,163,375	$1,163,749	164.86%
Non-controlled/non-affiliated sponsor subordinated notes
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note		12.50% + 7.00% PIK		7/17/2025	$12	$12	$12	0.00%
Total non-controlled/non-affiliated sponsor subordinated notes							12	12	0.00%
Total non-controlled/non-affiliated investments							1,163,387	1,163,761	164.86%
Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (24) (25) (26)	Equity - 8.83% membership interest						$44,244	$48,597	6.88%
Twin Brook Segregated Equity Holdings, LLC (24) (25) (26)	Equity- 2.11% membership interest						19	18	0.00%
Total non-controlled/affiliated investments							44,263	48,615	6.88%
Total investments							$1,207,650	$1,212,376	171.75%
(1)Unless otherwise indicated, all investments are considered Level 3 investments.
(2)Unless otherwise indicated, all investments represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. Refer to Note 6 for further information.
(3)Principal/par amount is denominated in U.S. Dollars (“$”) unless otherwise noted,Canadian Dollars (“C$”)
(4)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“Term SOFR” or “S”) and/or an alternate base rate (e.g. prime rate (“P”)), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the applicable margin has been provided over Term SOFR based on each respective credit agreement. As of September 30, 2023, the reference rates for the floating rate loans were the Term SOFR of 5.32% and the Prime Rate of 8.50%.
(6)Represents revolvers and delayed draw term loans where the entire balance is unfunded as of September 30, 2023. The negative fair value is a result of the commitment being valued below par. Refer to Note 8 for further information.
(7)Represents investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2023, non-qualifying assets represented approximately 2.95% of the total assets of the Company.
(8)Principal balance includes reserve for letter of credit of $1,875 on which the borrower pays 5.75%.
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands)
(Unaudited)
(9)Principal balance includes reserve for letter of credit of $190 on which the borrower pays 7.00%.
(10)Principal balance includes reserve for letter of credit of $10,663 on which the borrower pays 5.50%.
(11)Principal balance includes reserve for letter of credit of $2,145 on which the borrower pays 6.75%.
(12)Principal balance includes reserve for letter of credit of $208,317 on which the borrower pays 6.50%.
(13)Principal balance includes reserve for letter of credit of $15,267 on which the borrower pays 6.00%.
(14)Principal balance includes reserve for letter of credit of $2,851 on which the borrower pays 6.50%.
(15)Principal balance includes reserve for letter of credit of $3,930 on which the borrower pays 7.00%.
(16)Principal balance includes reserve for letter of credit of $163,717 on which the borrower pays 6.00%.
(17)Principal balance includes reserve for letter of credit of $265,760 on which the borrower pays 5.75%.
(18)Principal balance includes reserve for letter of credit of $5,410 on which the borrower pays 6.25%.
(19)Principal balance includes reserve for letter of credit of $218,784 on which the borrower pays 5.25%.
(20)Principal balance includes reserve for letter of credit of $141,677 on which the borrower pays 6.00%.
(21)Principal balance includes reserve for letter of credit of $2,248 on which the borrower pays 5.25%.
(22)Principal balance includes reserve for letter of credit of $3,517 on which the borrower pays 6.75%.
(23)Principal balance includes reserve for letter of credit of $6,240 on which the borrower pays 6.25%.
(24)As a practical expedient, the Company uses net asset value to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.
(25)Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2023, the aggregate fair value of these securities is $48,615 or 6.88% of the Company's net assets. The “restricted securities,” Twin Brook Equity Holdings, LLC and Twin Brook Segregated Equity Holdings, LLC, were purchased on May 19, 2022 and July 28, 2023, respectively.
(26)Non-income producing investment.

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands)
(Unaudited)

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation/ (Depreciation)
Wells Fargo Bank, National Association	USD 1,427	CAD 1,926	10/13/2023	$9
Total				$9

Currency Abbreviations:
USD - U.S. Dollar
CAD - Canadian Dollar
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

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Nasco Healthcare Inc.	First lien senior secured term loan	S +	5.75%	10.48%	6/30/2025	17,811	17,605	17,605	3.33%
Surplus Solutions, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.66%	11/30/2027	1,771	(44)	(44)	(0.01)%
Surplus Solutions, LLC	First lien senior secured term loan	S +	6.00%	10.66%	11/30/2027	10,143	9,894	9,894	1.87%
							33,966	33,983	6.42%
Health care providers and services
ADVI Health, LLC (6)	First lien senior secured revolving loan	S +	7.00%	11.67%	11/29/2027	$1,062	$(26)	$(26)	0.00%
ADVI Health, LLC	First lien senior secured term loan	S +	7.00%	11.67%	11/29/2027	6,242	6,089	6,089	1.15%
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.19%	6/7/2026	7,318	(96)	(92)	(0.02)%
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.19%	6/7/2026	1,672	(23)	(21)	0.00%
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured term loan	S +	5.50%	9.19%	6/7/2026	12,962	12,779	12,800	2.42%
Change Academy at Lake of the Ozarks, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.98%	8/2/2027	5,786	(106)	(98)	(0.02)%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S +	5.25%	9.98%	8/2/2027	29,547	28,992	29,043	5.49%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.90%	11/2/2027	16,705	11,621	11,621	2.20%
Endodontic Practice Partners, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.64%	11/2/2027	1,918	(37)	(37)	(0.01)%
Endodontic Practice Partners, LLC	First lien senior secured term loan	S +	5.75%	10.64%	11/2/2027	14,927	14,636	14,636	2.77%
IPC Pain Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.44%	5/19/2027	10,830	(112)	(107)	(0.02)%
IPC Pain Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.44%	5/19/2027	1,115	(15)	(13)	0.00%
IPC Pain Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.44%	5/19/2027	2,785	2,745	2,751	0.52%
NH Kronos Buyer, Inc. (6)	First lien senior secured revolving loan	S +	10.00%	14.24%	11/1/2028	12,443	(363)	(363)	(0.07)%
NH Kronos Buyer, Inc.	First lien senior secured term loan	S +	6.25%	10.49%	11/1/2028	68,063	66,054	66,365	12.55%
Propio LS, LLC	First lien senior secured revolving loan	S +	5.50%	10.46%	8/2/2027	3,619	2,648	2,653	0.50%
Propio LS, LLC	First lien senior secured term loan	S +	5.50%	10.38%	8/2/2027	19,840	19,470	19,503	3.69%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.19%	11/3/2027	6,682	(145)	(145)	(0.03)%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.19%	11/3/2027	1,918	(42)	(42)	(0.01)%
Purpose Home Health Acquisition, LLC	First lien senior secured term loan	S +	6.25%	11.19%	11/3/2027	7,961	7,788	7,786	1.47%
Spear Education Holdings, LLC (6)	First lien senior secured revolving loan	S +	7.50%	11.94%	12/15/2027	4,463	(122)	(122)	(0.02)%
Spear Education Holdings, LLC	First lien senior secured term loan	S +	7.50%	11.94%	12/15/2027	18,858	18,340	18,339	3.47%
US Foot and Ankle Specialists, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.69%	9/15/2026	16,598	5,908	5,913	1.12%
US Foot and Ankle Specialists, LLC	First lien senior secured revolving loan	S +	5.25%	9.69%	9/15/2026	2,699	631	635	0.12%
US Foot and Ankle Specialists, LLC	First lien senior secured term loan	S +	5.25%	9.69%	9/15/2026	21,020	20,672	20,705	3.91%
							217,286	217,773	41.18%
Health care technology
AHR Intermediate, Inc (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.19%	7/29/2027	$5,202	$(31)	$(47)	(0.01)%
AHR Intermediate, Inc	First lien senior secured revolving loan	S +	5.75%	10.19%	7/29/2027	7,708	630	697	0.13%
AHR Intermediate, Inc	First lien senior secured term loan	S +	5.75%	10.19%	7/29/2027	24,292	24,012	24,050	4.55%
							24,611	24,700	4.67%
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
(9)As a practical expedient, the Company uses net asset value to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.
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

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)
Note 1.  Organization

AG Twin Brook Capital Income Fund (“TCAP” or the “Company”) is a Delaware statutory trust which was formed on January 27, 2022 (date of inception). AGTB Fund Manager, LLC (the “Adviser”), a wholly-owned subsidiary of Angelo, Gordon & Co., L.P. (“Angelo Gordon”), a diversified credit and real estate investing platform within TPG Inc. (“TPG”) (Nasdaq: TPG), a leading global alternative investment firm, serves as the investment adviser of the Company. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

TPG Angelo Gordon

On November 1, 2023, TPG completed its previously announced acquisition of Angelo Gordon and its subsidiaries, including the Adviser and the Company’s administrator (the “TPG Transaction”).

In connection with the TPG Transaction, on November 1, 2023, the Company entered into an amended and restated investment management agreement (the “New A&R Investment Management Agreement”) with the Adviser. Under applicable law, the TPG Transaction resulted in an assignment and automatic termination of the amended and restated investment management agreement, dated September 6, 2023, between the Company and the Adviser (the “Prior Investment Management Agreement”). The New A&R Investment Management Agreement became effective upon closing of the TPG Transaction and the terms of the New A&R Investment Management Agreement are identical to the Prior Investment Management Agreement. The Company’s shareholders approved the New A&R Investment Management Agreement at a special meeting of shareholders of the Company held on September 26, 2023. The Company’s investment objective will remain unchanged as a result of the entry into the New A&R Investment Management Agreement.

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

The Merger with AG Twin Brook BDC, Inc.

On July 28, 2023, the Company completed its previously announced acquisition of AG Twin Brook BDC, Inc., a Delaware corporation (“AGTB” and, together with the Company, the “Parties”) via merger, with the Company continuing as the surviving company (the “AGTB Transaction”). The AGTB Transaction was completed pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated May 19, 2023, by and between the Parties. Prior to the AGTB Transaction closing, AGTB was an affiliated BDC managed by AG Twin Brook Manager, LLC, a wholly-owned subsidiary of Angelo Gordon. The Company is the accounting survivor of the merger. For further information, see Note 10 “Merger with AG Twin Brook BDC, Inc.”
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

Certain prior period information has been reclassified to conform to the current period presentation.
Principles of Consolidation
The Company conducts certain of its activities through its wholly-owned subsidiaries Twin Brook Capital Funding XXXIII, LLC, Twin Brook Equity XVIII Corp., Twin Brook Equity XXXIII Corp., Twin Brook Capital Funding XXXIII MSPV, LLC, and Twin Brook Capital Funding XXXIII ASPV, LLC. The Company consolidates wholly-owned subsidiaries that are controlled by the Company. All intercompany balances and transactions have been eliminated in consolidation.
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
Level 2Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and
Level 3Inputs that are unobservable.
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
Foreign Currency Translation
Amounts denominated in foreign currencies are translated into USD on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into USD based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into USD based upon currency exchange rates prevailing on the transaction dates.
The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within net realized and unrealized gain (loss) on investments on the consolidated statements of operations. Unrealized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates are included in the net change in unrealized gain (loss) on foreign currency translation on the consolidated statements of operations. Net realized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to changes in foreign currency exchange rates are included in net realized gain (loss) on foreign currency transactions on the consolidated statements of operations.
Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.
Foreign Currency Forward Contracts
The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized gain (loss) on foreign currency forward contracts are recorded on the consolidated statements of assets and liabilities on a gross basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the consolidated schedules of investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value with changes in the net unrealized gain (loss) on foreign currency forward contracts recorded on the consolidated statements of operations.
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
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s financing facilities.  Such financing costs are capitalized and amortized over the life of the facility utilizing the straight-line method.  For the three and nine months ended September 30, 2023, the Company paid approximately $73,000 and $223,000 of financing costs. For the three and nine months ended September 30, 2023, the Company amortized approximately $503,000 and $1,370,000 respectively of financing costs which have been included in “Interest” expense on the consolidated statements of operations. For the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, the Company paid approximately $0 and $3.5 million respectively of financing costs. For the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, the Company amortized approximately $252,000 and $297,000 respectively of financing costs which have been included in “Interest” expense on the consolidated statements of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments. Such fees are deferred when received and recognized as earned over the applicable period.  For the three and nine months ended September 30, 2023, the Company received approximately $777,000 and $1,226,000 respectively of agent fees. During the three and nine months ended September 30, 2023, approximately $454,000 and $1,008,000 respectively of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, the Company received approximately $496,000 and $615,000 of agent fees respectively. During the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, approximately $102,000 and $114,000 respectively of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations.
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
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax. For the three and nine months ended September 30, 2023 the Company did not accrue U.S. federal excise tax.
The Company conducts certain of its activities through its wholly-owned subsidiaries, Twin Brook Equity XVIII Corp., and Twin Brook Equity XXXIII Corp., both of which are Delaware corporations. They are treated as corporations for United States federal income tax purposes and are subject to U.S. federal, state or local income tax. For the three and nine months ended September 30, 2023, the Company accrued $0 current federal tax. For the three and nine months ended September 30, 2023 the Company accrued approximately $37,000 and $961,000 of deferred federal tax related to the corporations, which is included in “deferred federal tax provision” on the consolidated statements of operations. For the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, the Company accrued $186,389 of U.S. federal tax expense related to Twin Brook Equity XXXIII Corp., which was included in “Other” expense on the consolidated statement of operations.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no tax penalties, and no interest associated with income taxes incurred through September 30, 2023.
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the three and nine months ended September 30, 2023, the Company earned approximately $21,000 and $726,000 respectively of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations. For the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, the Company earned approximately $1.8 million and $2.2 million respectively of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations.
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
Distributions
Distributions to common shareholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board each month. The Company intends to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, the Company may decide in the future to retain such capital gains for investment, incur a corporate-level tax on such capital gains, and elect to treat such capital gains as deemed distributions to shareholders.
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
Investments at fair value and amortized cost consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$1,163,375	$1,163,749	$795,429	$797,019
Sponsor subordinated note	12	12	—	—
Investment in affiliated funds	44,263	48,615	27,234	27,468
Total investments	$1,207,650	$1,212,376	$822,663	$824,487

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
The industry composition of investments based on fair value as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
Aerospace and defense	0.2%	—%
Air freight and logistics	1.7%	2.4%
Auto components	1.9%	0.9%
Chemicals	0.9%	0.5%
Commercial services and supplies	3.4%	2.2%
Construction and engineering	5.4%	6.2%
Containers and packaging	5.8%	6.9%
Distributors	0.1%	—%
Diversified consumer services	7.2%	6.1%
Electrical equipment	0.9%	1.2%
Electronic equipment, instruments and components	1.3%	1.3%
Food and staples retailing	2.0%	3.5%
Food products	4.4%	4.1%
Gas utilities	0.1%	—%
Health care equipment and supplies	3.7%	4.1%
Health care providers and services	27.1%	26.4%
Health care technology	2.6%	3.0%
Household durables	6.1%	6.1%
Industrial Conglomerates	1.2%	—%
Internet and direct marketing retail	0.3%	—%
IT services	1.0%	3.9%
Leisure equipment and products	0.2%	—%
Leisure products	0.1%	—%
Life sciences tools and services	0.1%	—%
Machinery	1.8%	2.2%
Media	8.0%	8.5%
Metals and mining	0.2%	—%
Multisector holdings	4.0%	3.3%
Pharmaceuticals	0.1%	—%
Personal products	0.2%	—%
Professional services	1.3%	1.9%
Real estate management and development	0.2%	—%
Semiconductors and semiconductor equipment	0.1%	—%
Software	1.4%	1.4%
Specialty retail	1.1%	1.2%
Trading companies and distributors	3.8%	2.7%
Water utilities	0.1%	—%
Total	100.0%	100.0%
As of September 30, 2023, 99.9% of investments held were based in the United States and 0.1% were based in Canada. All investments held as of December 31, 2022 were based in the United States.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 4.  Fair Value of Investments
Fair Value Disclosures
The following table presents the fair value hierarchy of financial instruments as of September 30, 2023 and December 31, 2022:

	Assets at Fair Value as of September 30, 2023
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$1,163,749	$1,163,749
Sponsor subordinated note	—	—	12	12
Foreign currency forward contracts	—	9	—	9
Total	$—	$9	$1,163,761	$1,163,770
Investments measured at net asset value(1)				$48,615
Total financial instruments, at fair value				$1,212,385
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

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and nine months ended September 30, 2023 and for the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022:

	Level 3 Assets at Fair Value for the Three Months Ended September 30, 2023*
(Amounts in thousands)	Balance 7/1/2023	Purchases and Drawdowns(1)	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2023	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2023
First lien senior secured debt	$945,778	$256,112	$(38,883)	$2,154	$3	$(1,415)	$1,163,749	$(1,415)
Sponsor subordinated note	—	12	—	—	—	—	12	—
Total	$945,778	$256,124	$(38,883)	$2,154	$3	$(1,415)	$1,163,761	$(1,415)

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Level 3 Assets at Fair Value for the Nine Months Ended September 30, 2023*
(Amounts in thousands)	Balance 1/1/2023	Purchases and Drawdowns(1)	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2023	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2023
First lien senior secured debt	$797,019	$502,933	$(139,730)	$4,758	$(15)	$(1,216)	$1,163,749	$(1,216)
Sponsor subordinated note	—	12	—	—	—	—	12	—
Total	$797,019	$502,945	$(139,730)	$4,758	$(15)	$(1,216)	$1,163,761	$(1,216)

	Level 3 Assets at Fair Value for the Three Months Ended September 30, 2022*
(Amounts in thousands)	Balance 7/1/2022	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2022	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2022
First lien senior secured debt	$83,766	$472,432	$(36,260)	$519	$72	$301	$520,830	$301
Total	$83,766	$472,432	$(36,260)	$519	$72	$301	$520,830	$301

	Level 3 Assets at Fair Value for the period from January 27, 2022 (Inception) to September 30, 2022*
(Amounts in thousands)	Balance 1/27/2022	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2022	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2022
First lien senior secured debt	$—	$556,179	$(36,260)	$544	$72	$295	$520,830	$295
Total	$—	$556,179	$(36,260)	$544	$72	$295	$520,830	$295

*Gains and losses are included in their respective captions in the consolidated statements of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.
(1) The periods for the three and nine months ended September 30, 2023 include $186.3 million of investments acquired in connection with the AGTB Transaction.
Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2023 and December 31, 2022. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Asset Class	Fair Value as of 9/30/23	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$1,116,707	Discounted cash flow	Yield	10.8% - 25.1%	12.0%	Decrease
	2,365	Market comparable	Forward EBITDA multiple	42.1x	42.1x	Increase
Sponsor subordinated note	12	Market comparable	LTM EBITDA multiple	7.6x	7.6x	Increase
	$1,119,084

Asset Class	Fair Value as of 12/31/22	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$529,200	Discounted cash flow	Yield	9.7% - 13.0%	10.7%	Decrease
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
The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of September 30, 2023 and December 31, 2022, the asset coverage ratio was 227.5% and 263.6%, respectively.
For the three and nine months ended September 30, 2023 and three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022 the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	January 27, 2022 (Inception) to September 30, 2022
Interest expense	$11,267	$1,763	$27,717	$1,822
Amortization of deferred financing costs	503	252	1,370	297
Total interest expense	$11,770	$2,015	$29,087	$2,119
Average interest rate	7.97%	4.72%	7.56%	4.72%
Average daily borrowings	$495,756	$126,133	$423,551	$47,009

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Credit Facilities

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
From time to time, the Transferor expects to sell and/or contribute certain investments to the MSPV Borrower. Proceeds from the MSPV Credit Facility will be used to finance the origination and acquisition of loans by the MSPV Borrower, including the purchase of such assets from the Transferor. The Company retains a residual interest in assets contributed to or acquired by the MSPV Borrower through its ownership of the MSPV Borrower. The MSPV Borrower is subject to meet certain covenants under the MSPV Credit Facility agreement. As of September 30, 2023 and December 31, 2022, the MSPV Borrower was in compliance with all such covenants.
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

On December 13, 2022, Twin Brook Capital Funding XXXIII ASPV, LLC, as borrower (the “ASPV Borrower”), an indirect, wholly-owned subsidiary of the Company, entered into a new Loan, Security and Collateral Management Agreement (as amended, supplemented or otherwise modified from time to time, the “ASPV Credit Facility”), with the Transferor, AGTB Fund Manager, LLC, as the collateral manager, Ally Bank, as administrative agent and arranger, Computershare Trust Company, National Association, as the collateral custodian, and the lenders from time to time party thereto. On September 19, 2023 the ASPV Credit Facility was amended to appoint Western Alliance Trust Company, N.A., as the successor collateral custodian, and Computershare Trust Company, N.A. resigned as collateral custodian.

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

The ASPV Credit Facility is secured by all of the assets of the ASPV Borrower and a pledge of equity interests in the ASPV Borrower. The ASPV Borrower is subject to meet certain covenants under the ASPV Credit Facility agreement. As of September 30, 2023 and December 31, 2022, the ASPV Borrower was in compliance with all such covenants.

As of September 30, 2023, there are approximately $117.0 million in borrowings outstanding on the ASPV Credit Facility, and $351.8 million borrowings outstanding on the MSPV Credit Facility. Borrowings under the Company’s facilities are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

Credit facilities consisted of the following as of September 30, 2023:

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of September 30, 2023
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value	Assets Pledged as Collateral(2)
ASPV Credit Facility	$300,000	$117,000	$54,628	$117,000	$264,739
MSPV Credit Facility	$500,000	$351,800	$53,042	$351,800	$638,499
Total credit facilities	$800,000	$468,800	$107,670	$468,800	$903,238
(1)The amount available reflects any limitations related to the facilities borrowing bases.
(2)Fair market value of the assets held as collateral in the respective credit facility.

Credit facilities consisted of the following as of December 31, 2022:

	As of December 31, 2022
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value	Assets Pledged as Collateral(2)
ASPV Credit Facility	$300,000	$20,000	$311	$20,000	$63,592
MSPV Credit Facility	$500,000	$303,200	$130,417	$303,200	$677,575
Total credit facilities	$800,000	$323,200	$130,728	$323,200	$741,167
(1)The amount available reflects any limitations related to the facilities borrowing bases.
(2)Fair market value of the assets held as collateral in the respective credit facility.
Short-Term Debt

In order to finance certain investment transactions, the Company may, from time to time, enter into financing agreements, whereby the Company transfers to a third party an investment that it holds in exchange for cash for a period of time, generally not to exceed 180-days from the date it was transferred (each a “Short Term Financing Transaction”). At the expiration of the agreement, the Company returns the cash and interest to the third party and receives the original investment transferred.

As of September 30, 2023 and December 31, 2022, respectively, the Company had $84.9 million and $0 million of borrowings under Short Term Financing Transactions with a third party. Certain of the Company’s investments serve as collateral for the Company’s obligations under the Short Term Financing Transactions and the carrying value of the pledged investments was $132.5 million and $0 million as of September 30, 2023 and December 31, 2022, respectively.

Short-term debt under Short Term Financing Transactions bore interest at an applicable margin of 8.95% as of September 30, 2023.

In accordance with ASC 860, Transfer and Servicing, the Short Term Financing Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its obligation to a third party which is reported as debt on the Company’s Consolidated Statements of Assets and Liabilities. The obligation is secured by the respective investment that is the subject of the agreement. Interest expense associated with the Short Term Financing Transactions is reported on the Company’s Consolidated Statements of Operations within Interest expense.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 6.  Agreements and Related Party Transactions
Administration Agreement
On October 25, 2022, the Company entered into an Administration Agreement (the “Original Administration Agreement”) with AGTB Fund Manager, LLC (the “Administrator”). Under the terms of the Original Administration Agreement, the Administrator performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others.

On September 6, 2023, the Company entered into an amended and restated administration agreement (the “A&R Administration Agreement”) with the Administrator. The A&R Administration Agreement amended and restated the Original Administration Agreement in response to comments issued by certain state securities regulators in connection with their review of the Company’s continuous offering of Common Shares. The terms and conditions of the A&R Administration Agreement are unchanged from those of the Original Administration Agreement, under which the Administrator has provided administrative services to the Company since its inception, except to (i) remove overhead expenses (including rent, office equipment and utilities) from the description of costs and expenses of the Administrator that are to be borne by the Company and (ii) clarify certain types of costs and expenses related to the Company’s operations, administration and transactions that are to be borne by the Company.
The Company reimburses the Administrator for services performed for it pursuant to the terms of the A&R Administration Agreement. In addition, pursuant to the terms of the A&R Administration Agreement, the Administrator may delegate its obligations under the A&R Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for it by such affiliate or third party.
Unless earlier terminated as described below, the A&R Administration Agreement will remain in effect until September 6, 2025 and from year to year thereafter if approved annually by the vote of the board of trustees of the Company (the “Board of Trustees”) and the vote of a majority of the Company’s independent trustees (the “Independent Trustees”). The A&R Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other.
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

For the three and nine months ended September 30, 2023, the Administrator charged approximately $383,000 and $1.5 million, respectively, for certain costs and expenses allocable to the Company under the terms of the A&R Administration Agreement. For the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, the Administrator charged approximately $240,000 and $495,000 for certain costs and expenses allocable to the Company under the terms of the A&R Administration Agreement.

Investment Management Agreement
On October 25, 2022, the Company entered into an Investment Management Agreement (the “Original Investment Management Agreement”) with the Adviser. Under the terms of the Original Investment Management Agreement, the Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring the Company’s investments and portfolio companies on an ongoing basis.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
On September 6, 2023, the Company entered into an amended and restated investment management agreement (the “A&R Investment Management Agreement”) with its Adviser, in response to comments issued by certain state securities regulators in connection with their review of the Company’s continuous offering of Common Shares. The terms of the A&R Investment Management Agreement were unchanged from those of the Original Investment Management Agreement, except to (i) remove conditional language that sunsets certain provisions if the Company’s securities become “covered securities,” as defined in Section 18 of the Securities Act of 1933, as amended; (ii) remove overhead expenses (including rent, office equipment and utilities) from the costs and expenses of the Administrator that are to be borne by the Company; (iii) clarify certain types of costs and expenses related to the Company’s operations, administration and transactions that are to be borne by the Company; and (iv) clarify the Adviser’s indemnification standard is consistent with the NASAA Omnibus Guidelines.

In connection with the TPG Transaction closing on November 1, 2023, the Company entered into the New A&R Investment Management Agreement with its Adviser. Under applicable law, the TPG Transaction resulted in an assignment and automatic termination of the A&R Investment Management Agreement. The New A&R Investment Management Agreement became effective upon the closing of the TPG Transaction and the terms of the New A&R Investment Management Agreement are identical to the A&R Investment Management Agreement. On September 26, 2023, the Company’s shareholders approved the New A&R Investment Management Agreement.
Unless earlier terminated as described below, the New A&R Investment Management Agreement will remain in effect until November 1, 2025 and from year to year thereafter if approved annually by the vote of the Board of Trustees of the Company or by the vote of a majority of the outstanding voting securities of the Company, and the vote of a majority of the Company’s Independent Trustees. The New A&R Investment Management Agreement will automatically terminate in the event of assignment. The New A&R Investment Management Agreement may be terminated by (1) the Company without penalty on 60 days’ written notice, (2) by the vote of a majority of the outstanding voting securities of the Company or by the vote of the Company’s trustees, or (3) the Adviser on 120 days’ written notice.
From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.
The New A&R Investment Management Agreement also provides that the Company reimburses the Adviser for certain organizational costs incurred prior to the commencement of the Company’s operations, and for certain offering costs.

As of September 30, 2023 and December 31, 2022, the Company has approximately $2.4 million and $1.3 million, respectively, payable to the Adviser for organizational, offering and operating costs, which is included in “accrued expenses and other liabilities payable to affiliate” and “due to affiliate” on the statements of assets and liabilities.
Under the terms of the New A&R Investment Management Agreement, the Company will pay the Adviser a base management fee and may also pay to it certain incentive fees. The cost of both the base management fee and the incentive fee will ultimately be borne by the Company’s shareholders.
The base management fee is calculated at an annual rate of 1.25% of the Company’s net assets. For services rendered under the New A&R Investment Management Agreement, the base management fee is payable monthly in arrears. The base management fee is calculated based on the Company’s net assets at the first business day of the applicable month. For the first calendar month in which the Company has operations, net assets will be measured as the beginning net assets as of the date on which the Company begins operations. Base management fees for any partial month or quarter will be appropriately pro-rated.
For the three and nine months ended September 30, 2023, the Company accrued approximately $2.0 million and $5.4 million, respectively, of base management fees payable to the Adviser. For the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, the Company accrued approximately $682,000 and $856,000 of base management fees payable to the Adviser. As of September 30, 2023 and December 31, 2022, base management fees payable by the Company to the Adviser were approximately $2.0 million and $1.4 million, respectively.
Pursuant to the New A&R Investment Management Agreement, the Adviser is entitled to an incentive fee (“Incentive Fee”), which consists of two components; an incentive fee based on income and an incentive fee based on capital gains.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
The portion based on the Company’s income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the A&R Administration Agreement entered into between the Company and the Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees).
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
The Company will pay the Adviser an incentive fee quarterly in arrears with respect to the Company’s Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
•No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25% per quarter (5.0% annualized) (the “hurdle rate” or “Hurdle”);
•100% of the dollar amount of the Company’s Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the Hurdle but is less than a rate of return of 1.43% (5.72% annualized). The Company refers to this portion of its Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of the Company’s Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and 12.5% of the dollar amount of the Company’s Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the Hurdle is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.
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
For the three and nine months ended September 30, 2023, the Company accrued approximately $2.2 million and $5.8 million, respectively, of income incentive fees. For the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, the Company accrued approximately $0.6 million of income incentive fees. As of September 30, 2023 and December 31, 2022, the Company had approximately $2.2 million and $1.4 million of income incentive fees payable, respectively.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

As of September 30, 2023, the Company had approximately $0.6 million of accrued capital gains incentive fees, of which none were paid or payable to the Adviser, representing a decrease in accrued capital gains incentive fees of $0.2 million for the three months ended September 30, 2023, and an increase in accrued capital gains incentive fees of $0.4 million for the nine months ended September 30, 2023. As of December 31, 2022, the Company had approximately $0.2 million of capital gains incentive fees payable.

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

For the three and nine months ended September 30, 2023, no such Expense Payments were made by the Adviser. For the avoidance of doubt, pursuant to the Merger Agreement, the Expense Support Agreement terminated at the Effective Time of the Merger.
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
Investment in Affiliated Funds
The Company holds equity investments through its interest in the affiliated funds, Twin Brook Equity Holdings, LLC and Twin Brook Segregated Holdings, LLC. These were created to hold equity interest that are purchased alongside the underlying portfolio companies’ debt.

Fair value as of September 30, 2023 and 2022 and transactions for the three and nine months ended September 30, 2023, and transactions for the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, of the Company’s investments in affiliates were as follows:

	Investment in Affiliated Funds at Fair Value for the Three Months Ended September 30, 2023
(Amounts in thousands)	Fair Value as of July 1, 2023	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2023	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$38,564	$10,091	$(17)	$5	$(46)	$48,597	$—
Twin Brook Segregated Equity Holdings, LLC	—	19	—	—	(1)	18
Total non-controlled/affiliated investments	$38,564	$10,110	$(17)	$5	$(47)	$48,615	$—

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Investment in Affiliated Funds at Fair Value for the Nine Months Ended September 30, 2023
(Amounts in thousands)	Fair Value as of January 1, 2023	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2023	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$27,468	$17,024	$(19)	$5	$4,119	$48,597	$—
Twin Brook Segregated Equity Holdings, LLC	—	19	—	—	(1)	18	—
Total non-controlled/affiliated investments	$27,468	$17,043	$(19)	$5	$4,118	$48,615	$—

	Investment in Affiliated Funds at Fair Value for the Three Months Ended September 30, 2022
(Amounts in thousands)	Fair Value as of July 1, 2022	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2022	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$2,248	$15,537	$—	$—	$—	$17,785	$—
Total non-controlled/affiliated investments	$2,248	$15,537	$—	$—	$—	$17,785	$—

	Investment in Affiliated Funds at Fair Value for the Period from January 27, 2022 (Inception) to September 30, 2022
(Amounts in thousands)	Fair Value as of January 27, 2022 (Inception)	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2022	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$—	$17,785	$—	$—	$—	$17,785	$—
Total non-controlled/affiliated investments	$—	$17,785	$—	$—	$—	$17,785	$—

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 7.  Derivatives
The Company may enter into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) or a similar agreement with its derivative counterparties. An ISDA Master Agreement is a bilateral agreement between the Company and a counterparty that governs OTC derivatives, including foreign currency forward contracts, and typically contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.
For the three and nine months ended September 30, 2023, the Company’s monthly average USD notional exposure to foreign currency forward contracts was approximately $1,427,000 and $476,000, respectively.
The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of September 30, 2023:

Counterparty	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets/(Liabilities)	Collateral Received/Pledged(1)	Net Amounts(2)
Wells Fargo Bank, National Association	9	—	$9	$—	$9
(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.
The effect of transactions in derivative instruments on the consolidated statement of operations during the three and nine months ended September 30, 2023 was as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Net change in unrealized gain (loss) on foreign currency forward contracts	$9	$9
There were no derivative transactions entered in to or outstanding for the period from January 27, 2022 (Inception) to September 30, 2022.
Note 8.  Commitments and Contingencies
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

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
As of September 30, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	September 30, 2023	December 31, 2022
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
626 Holdings Equity, LLC	$129	$—
A.P.A Industries, LLC	1,523	$—
ACES Intermediate, LLC	6,403	6,964
Advanced Lighting Acquisition, LLC	324	—
ADVI Health, LLC	1,062	1,062
AEP Passion Intermediate Holdings, Inc.	30	—
AFC Industries, Inc.	126	—
Affinitiv, Inc.	248	—
Agility Intermediate, Inc.	53	—
AHR Intermediate, Inc	7,072	12,139
ARC Healthcare Technologies, LLC	—	9,947
Alliance Environmental Group, LLC	28	—
ALM Media, LLC	971	—
Altamira Material Solutions, LP	45	—
AM Buyer, LLC	79	—
Answer Acquisition, LLC	18	—
Apex Dental Partners, LLC	122	—
Aptitude Health Holdings, LLC	267	—
Aquatic Sales Solutions, LLC	89	—
ASC Ortho Management, LLC	57	—
Ascent Lifting, Inc.	2,500	1,345
ASP Global Acquisition, LLC	485	—
AvCarb, LLC	38	—
Banner Buyer, LLC	370	—
Barkley, LLC	2,300	—
BBG Intermediate Holdings, Inc.	62	—
BCI Burke Holding Corp.	185	—
Beacon Oral Specialists Management LLC	188	—
Beghou Consulting, LLC	2,714	—
Behavior Frontiers, LLC	38	—
Benefit Plan Administrators of Eau Claire, LLC	7,443	8,990
Bio Agri Mix Holdings Inc.	85	—
BPCP EE Intermedco LLC	3,387	—
BPCP WLF Intermedco LLC	7,876	7,876
Brightview, LLC	96	—
Bulk Lift International, LLC	1,801	1,748
Canadian Orthodontic Partners Corp.	23	—
CCG Acquisition, Inc.	19	—
Champion Motorsports Group, LLC	56	—
Change Academy at Lake of the Ozarks, LLC	2,556	5,786
CL Services Acquisition, LLC	4,976	—

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	September 30, 2023	December 31, 2022
Community Care Partners, LLC	31	—
Copperweld Group, Inc.	339	—
Cosmetic Solutions, LLC	344	—
CPS HVAC Group, LLC	143	—
CPS Power Buyer, LLC	2,049	4,705
CR Services Intermediate, LLC	225	—
Custom Agronomics Holdings, LLC	2,357	2,312
DealerOn Inc.	314	—
Dermatology Medical Partners OpCo, LLC	26	—
Diamondback Buyer, LLC	45	—
DNS IMI Acquisition Corp	121	—
Domino Equipment Company, LLC	79	—
Double E Company, LLC	3,664	4,314
Dykstra's Auto, LLC	182	—
Edko Acquisition, LLC	38	—
EH Management Company, LLC	26	—
Empire Equipment Company, LLC	408	—
EMSAR Acquisition LLC	13	—
Endodontic Practice Partners, LLC	5,415	6,696
Engelman Baking Co., LLC	186	—
E-Phoenix Acquisition Co. Inc.	75	—
Esquire Deposition Solutions, LLC	5,735	6,007
Exclusive Concepts, LLC	23	—
Flourish Research Acquisition, LLC	1,247	—
Formulated Buyer, LLC	249	—
Franchise Fastlane, LLC	15	—
FreshAddress, LLC	30	—
Geriatric Medical and Surgical Supply, LLC	248	—
Gold Medal Holdings, Inc.	5	—
Golden Bear PT Partners, LLC	22	—
Green Monster Acquisition, LLC	11	—
Guardian Dentistry Practice Management, LLC	4	—
H2 Holdco, Inc.	9,789	—
Helpware, Inc.	3,205	3,205
Highland Acquisition, Inc.	30	—
HLSG Intermediate, LLC	40	—
Home Brands Group Holdings, Inc.	48	—
Hultec Buyer, LLC	3,915	—
Hydromax USA, LLC	228	—
Icelandirect, LLC	6	—
Icreon Holdings, LLC	1,071	1,049
IMA Group Management Company, LLC	209	—
Industrial Air Flow Dynamics, Inc.	2,537	2,114
Infolinks Media Buyco, LLC	53	—
Innovative FlexPak, LLC	31	—

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	September 30, 2023	December 31, 2022
IPC Pain Acquisition, LLC	2,240	11,945
Ironhorse Purchaser, LLC	2,132	11,624
ISSA, LLC	105	—
ITSavvy LLC	2,012	4,784
Johns Byrne LLC	3,527	—
Juniper Landscaping Holdings LLC	22	—
K-1 Packaging Group, LLC.	6,748	6,748
Kalkomey Enterprises, LLC	66	—
Kwalu, LLC	5,061	5,061
Leonard Group, Inc.	234	—
Load One Purchaser Corporation	9,609	9,214
MacKenzie Childs Acquisition, Inc.	450	445
MacNeill Pride Group Corp.	332	—
Mad Rose Company, LLC	8	—
Main Street Gourmet, LLC	662	—
Mattco Forge, Inc.	506	—
Medical Technology Associates, Inc.	1,966	1,929
MetaSource, LLC	94	—
Millennia Patient Services, LLC	67	—
Montway LLC	150	—
MRC Keeler Acquisition, LLC	150	—
MWEC Management, LLC	2,967	—
Nasco Healthcare Inc.	2,658	3,322
NEFCO Holding Company, LLC	3,855	7,270
Nelson Name Plate Company	90	—
Network Partners Acquisition, LLC	150	—
NH Kronos Buyer, Inc.	12,705	12,443
Nimlok Company, LLC	320	—
NutriScience Innovations, LLC	131	—
Optimized Marketing Acquisition, LLC	1,861	1,861
P and R Dental Strategies, LLC	23	—
Peak Dental Services, LLC	38	—
Peak Investment Holdings, LLC	404	—
Pentec Acquisition Corp.	75	—
PHGP MB Purchaser, Inc.	130	—
Pink Lily Holdings, LLC	63	—
PPW Acquisition, LLC	28	—
PRA Acquisition, LLC	56	—
Propio LS, LLC	—	905
Purpose Home Health Acquisition, LLC	8,788	8,600
Qin's Buffalo, LLC	113	—
QLS Buyer, Inc	1,629	—
Raneys, LLC	5,059	1,522
Reliable Medical Supply LLC	57	—
Renovation Systems, LLC	1,474	—

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	September 30, 2023	December 31, 2022
Revival Animal Health, LLC	86	—
RKD Group, LLC	3,924	4,905
Rose Paving, LLC	1,746	2,006
RQM Buyer, Inc.	161	—
RTP Acquisition, LLC	26	—
Sage Dental Management, LLC	30	—
SAMGI Buyer, Inc.	138	—
SASE Company, LLC	15	—
SCA Buyer, LLC	13	—
SCP Beverage Buyer, LLC	38	—
SCP ENT and Allergy Services, LLC	174	—
Shasta Buyer, LLC	2,081	1,962
ShiftKey, LLC	110	—
Signature Dental Partners LLC	30	—
Silver Falls MSO, LLC	95	—
SimiTree Acquisition LLC	186	—
SIMKO Merger Sub, LLC	6,820	—
Sixarp, LLC	6,912	6,912
Soccer Post Acquisition, LLC	1,856	772
Southeast Primary Care Partners, LLC	36	—
Southern Orthodontic Partners Management, LLC	171	—
Southern Sports Medicine Partners, LLC	35	—
Spear Education Holdings, LLC	4,463	4,463
Spectrum Solutions, LLC	267	—
Starwest Botanicals Acquisition, LLC	47	—
Stax Holding Company, LLC	60	—
Steel City Wash, LLC	9	—
Storm Smart Buyer LLC	105	—
Sun Orchard, LLC	5,336	4,875
Surplus Solutions, LLC	1,771	1,771
Teel Plastics, LLC	324	—
The Channel Company, LLC	3	—
Trademark Global, LLC	32	—
Treat Planet Acquisition, LLC	1,965	—
Triad Technologies, LLC	332	—
TSR Concrete Coatings, LLC	1,534	—
United Land Services Opco Parent, LLC	289	—
Universal Pure, LLC	5,139	12,228
US Foot and Ankle Specialists, LLC	3,219	12,467
USALCO, LLC	55	—
Vanguard Packaging, LLC	410	—
Varsity DuvaSawko Operating Corp.	537	—
Varsity Rejuvenate Partners, LLC	767	—
Vehicle Accessories, Inc.	38	—
Vital Care Buyer, LLC	580	—

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	September 30, 2023	December 31, 2022
WCI Volt Purchaser, LLC	2,249	2,249
Western Veterinary Partners, LLC	24	—
Westminster Cracker Company, Inc.	1,534	—
WTWH Buyer, LLC	1,638	1,638
Yard-Nique, Inc	6,515	6,695
Zipline Logistics, LLC	6,214	6,214
Total unfunded portfolio company commitments	$249,629	$243,089
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings during the normal course of business. As of September 30, 2023, management was not aware of any material pending or threatened litigation.
Note 9.  Net Assets
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

As of September 30, 2023, the Company had 27,361,108 shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares during the three and nine months ended September 30, 2023 (excluding the shares issued in connection with the Merger):

	Three Months Ended September 30, 2023
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	4,149,208	$106,863
Distributions reinvested	28,472	734
Net increase (decrease)	4,177,680	$107,597

	Nine Months Ended September 30, 2023
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	6,376,443	$164,003
Distributions reinvested	39,635	1,017
Net increase (decrease)	6,416,078	$165,020

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables summarize transactions in common shares during the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022 (excluding the shares issued in connection with the Merger):

	Three Months Ended September 30, 2022
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	5,012,698	$126,000
Net increase (decrease)	5,012,698	$126,000

	For the period from January 27, 2022 (Inception) to September 30, 2022
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	12,012,698	$301,000
Net increase (decrease)	12,012,698	$301,000

Dividends
The following table reflects dividends declared on common shares during the nine months ended September 30, 2023.

For the Nine Months Ended September 30, 2023
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
March 27, 2023	March 31, 2023	April 28, 2023	$0.18	$3,825
April 26, 2023	April 28, 2023	May 31, 2023	$0.18	$4,019
May 25, 2023	May 31, 2023	June 30, 2023	$0.18	$4,103
June 27, 2023	June 30, 2023	July 28, 2023	$0.18	$4,173
July 25, 2023	July 28, 2023	August 31, 2023	$0.18	$4,234
August 28, 2023	August 31, 2023	September 30, 2023	$0.19	$5,117
September 26, 2023	September 30, 2023	October 31, 2023	$0.20	$5,473
There were no dividends declared for the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022.

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

During the three and nine months ended September 30, 2023, no shares were repurchased.

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the nine months ended September 30, 2023:

	Class I
Source of Distribution	Per Share	Amounts (in thousands)
Net investment income	$1.29	$30,944
Net realized gains	—	—
Total	$1.29	$30,944

Note 10.  Merger with AG Twin Brook BDC, Inc.

On July 28, 2023, the Company completed its previously announced acquisition of AGTB via merger, with the Company continuing as the surviving company. As of the effective time, each share of AGTB’s common stock, par value $0.001 per share, outstanding immediately prior to the effective time was converted into the right to receive $20.00 per share in cash, without interest (the “Per Share Consideration”), subject to any applicable withholding taxes. The Company paid cash consideration in connection with the AGTB Transaction of approximately $193 million and had transaction costs of approximately $0.8 million. The Company acquired $186 million of investments at amortized cost and fair value, with $7 million in other assets net of other liabilities.

The AGTB Transaction was accounted for as an asset acquisition of AGTB by the Company in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations-Related Issues, with the fair value of total consideration paid and transaction costs allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the AGTB Transaction. Generally, under asset acquisition accounting, acquiring assets in

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain “non-qualifying” assets (for example cash) and does not give rise to goodwill.

Immediately following the AGTB Transaction, the investments were marked to their respective fair values and, as a result, the purchase premium (transaction costs) allocated to the cost basis of the investments acquired was immediately recognized as unrealized depreciation in the Consolidated Statements of Operations. The purchase premium allocated to the loan investments acquired will amortize over the life of each respective loan as an offset to interest income with a corresponding adjustment recorded as unrealized appreciation on such loans acquired through their ultimate disposition. The purchase premium allocated to equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation on disposition of such equity investments acquired.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the AGTB Transaction:

Amounts (in thousands)
Total purchase price:	$194,199

Assets acquired:
Investments, at fair value (amortized cost of $185,876)	186,264
Cash	15,567
Accrued interest receivable	2,396
Other assets(1)	2,164
Total assets acquired	206,391
Liabilities assumed:
Distribution payable	9,726
Other liabilities	3,216
Total liabilities assumed	12,942
Net assets acquired	$193,449
Total purchase premium (transaction costs)	$750
(1)Other assets include a $2 million waiver receivable from the Advisor for operating expenses.
Note 11.  Income Taxes
Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. There were $770,700 and $3,322,700 of permanent differences for the three and nine months ended September 30, 2023, respectively.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 12.  Financial Highlights
The following are financial highlights for a common share outstanding for the nine months ended September 30, 2023 and for the period from January 27, 2022 (Inception) to September 30, 2022.

(Amounts in thousands, except share and per share amounts)	Nine Months Ended September 30, 2023	Period from January 27, 2022 (Inception) to September 30, 2022
Per share data:
Net asset value, beginning of period	$25.25	$25.00
Net investment income (loss)(1)	1.72	0.84
Net realized and unrealized gain (loss)(2)	0.12	(0.43)
Total from operations	1.84	0.41
Dividends declared	(1.29)	—
Total increase (decrease) in net assets	0.55	0.41
Net asset value, end of period	$25.80	$25.41
Shares outstanding, end of period	27,361,108	12,012,698
Total return(3)(4)	7.4%	1.6%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	8.3%	3.3%
Ratio of total net operating expenses to average net assets(4)(5)(7)	0.8%	0.9%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(8)	7.0%	2.2%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	6.8%	2.2%

Net assets, end of period	$705,916	$305,200
Weighted average shares outstanding	23,231,467	4,578,943
Portfolio turnover rate(10)	13.7%	6.7%
Asset coverage ratio(11)	227.5%	199.4%
(1)The per share data was derived using the weighted average shares outstanding during the period.
(2)The amount shown at this caption includes the balancing amount derived from other figures in the schedule. The amount shown does not correspond with the aggregate amount for the period due to the effect of the timing of capital transactions.
(3)Total return is calculated as the change in NAV per share during the period, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s distribution reinvestment plan, divided by the opening NAV per share. Total return does not include upfront transaction fee, if any.
(4)Not annualized.
(5)Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(6)Ratio of total expenses to average net assets is computed using total expenses net of waivers from the Administrator, if applicable. Included in total expenses are incentive fees of 1.0% and 1.4%, respectively, as a percent of average net assets for the nine months ended September 30, 2023 and for the period from January 27, 2022 (Inception) to September 30, 2022.
(7)Ratio of net operating expenses to average net assets is computed using total operating expenses net of interest expense, tax expense, organizational expense, offering expense, management fees, incentive fees, and waivers from the Administrator, if applicable.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
(8)Ratio of net investment income (loss) before taxes to average net assets does not include applicable tax expenses that are not attributable to the Company itself but are taxes to a consolidated subsidiary to the Company and thus shown on the Consolidated Statements of Operations
(9)Ratio of net investment income (loss) after taxes to average net assets includes applicable tax expenses that are not attributable to the Company itself, but are taxes to a consolidated subsidiary to the Company and thus shown on the Consolidated Statements of Operations.
(10)Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the periods reported.
(11)Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
Note 13.  Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, these consolidated financial statements, except as discussed below:

Subsequent Subscriptions and Dividend Declarations

The Company received approximately $28 million of net proceeds, inclusive of distributions reinvested through the Company’s distribution reinvestment plan, relating to the issuance of Class I shares for subscriptions effective October 2, 2023 and $0.5 million of net proceeds relating to the issuance of Class S shares for subscriptions effective October 2, 2023. Additionally, the Company received approximately $32.4 million of net proceeds relating to the issuance of Class I shares for subscriptions effective November 1, 2023 and $12.2 million of net proceeds relating to the issuance of Class S shares for subscriptions effective November 1, 2023. The issuance price for November share issuances is not yet finalized at the date of this filing.

The Adviser has voluntarily agreed to pay up to 0.60% of the shareholder servicing and/or distribution fee for a one-year period beginning October 1, 2023, on Class S shares sold.

On October 31, 2023, the Company’s Board declared net distributions of $0.22 and $0.215 per Class I share and Class S share, respectively, payable on November 30, 2023 to shareholders of record as of October 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this quarterly report on Form 10-Q, or this "report," we refer to AG Twin Brook Capital Income Fund and its consolidated subsidiaries as "we," "us," the "Company," "TCAP," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our investment Adviser, AGTB Fund Manager, LLC, as our "Adviser," and we refer to the direct parent company of our Adviser, Angelo, Gordon & Co., L.P., as "Angelo Gordon." The Adviser serves as the Company’s Administrator and may also be referred to herein as "Administrator". On January 1, 2023, we completed the Merger with AGTB Private BDC, which we refer to as the “Private BDC” and commenced operations as the surviving company. Since the Private BDC is the Company’s accounting predecessor, the following section contains information on the results of operations and financial condition of the Private BDC as of December 31, 2022, and for the period from January 27, 2022 (date of inception) through September 30, 2022.
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
Overview
We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Formed as a Delaware statutory trust on January 27, 2022, we are externally managed by the Adviser, a wholly-owned subsidiary of Angelo Gordon, a diversified credit and real estate investing platform within TPG Inc. (“TPG”) (Nasdaq: TPG), a leading global alternative investment firm. Our Adviser is registered as an investment adviser with the SEC. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code.

On November 1, 2023, TPG completed the previously announced acquisition of Angelo Gordon pursuant to which Angelo Gordon, including our Adviser (which also serves as our Administrator), became indirect subsidiaries of TPG. In connection with the closing of the TPG Transaction, on November 1, 2023, the Company entered into an amended and restated investment management agreement (our “New A&R Investment Management Agreement”) with the Adviser. Under applicable law, the TPG Transaction resulted in an assignment and automatic termination of the prior investment management agreement (the “Prior Investment Management Agreement”). Our shareholders approved the New A&R Investment Management Agreement at a special meeting of our shareholders held on September 26, 2023. All material terms in the New A&R Investment Management Agreement are unchanged from the Prior Investment Management Agreement.

Pursuant to our New A&R Investment Management Agreement, subject to the overall supervision of our board of trustees (the “Board”), our Adviser manages our day-to-day operations, and provides investment advisory and management services to us. Our Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis.

Under our New A&R Investment Management Agreement, we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. Also, under the A&R Administration Agreement, we have agreed to reimburse the Administrator for the allocable portion of expenses incurred by the Administrator in performing its obligations under the A&R Administration Agreement, including our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer, general counsel and their respective staffs.

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
Our debt investment portfolio consists of primarily floating rate loans. As of September 30, 2023, 100% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as Term SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.
Dividend income that we receive from our ownership of private securities is recorded pursuant to the terms of the respective investments.
Expenses
Our primary operating expenses include the payment of fees to the Adviser under the Investment Management Agreement, our allocable portion of expenses under the Administration Agreement, interest expense related to borrowings outstanding, and other operating costs described below.
We are responsible for all costs and expenses incurred in connection with the operations of the Company and locating, structuring, consummating, maintaining and disposing of investments and potential investments (whether or not the acquisition is consummated), including but not limited to legal, regulatory, accounting and other professional or third-party costs or disbursements including travel, rent or lodging, out-of-pocket expenses of the Adviser, the fees and expenses of any independent counsel engaged by the Adviser and out-of-pocket expenses related to third-party service providers (including loan servicer fees), placement agent fees and expenses, advertising expenses, litigation expenses, brokerage commissions, clearing and settlement charges and other transaction costs, custody fees, interest expenses, financing charges, initial and variation margin, broken deal expenses, compensation (which may include fees or performance-based compensation) of Advisers, consultants and finders, joint venture partners, or other professionals relating to the Company’s operations and investments or potential investments (whether or not completed), which may include costs incurred to attend or sponsor networking and other similar events hosted by both for-profit and not-for-profit organizations (which may include organizations affiliated with current or prospective investors), specific expenses incurred in connection with the Company’s information and data technology systems, fees of pricing and valuation services, appraisal costs and brokerage expenses. We will also bear all commitment fees and any transfer or recording taxes, registration fees and other expenses in connection with acquisitions and dispositions of investments, and all expenses relating to the ownership and operation of investments, including taxes, interest, insurance, and other fees and expenses. Travel expenses may include first-class airfare and limited use of private or charter aircraft, as well as premium accommodations, in accordance with our Adviser’s policies related thereto.
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
As of September 30, 2023, we had borrowings of $553.7 million outstanding at an average all-in rate of 8.06%, which is included in debt on the consolidated statements of assets and liabilities. As of December 31, 2022, the Company had borrowings of $323.2 million outstanding at an average all-in rate of 6.28%. We incurred approximately $11.3 million and $27.7 million of interest and unused commitment fees for the three and nine months ended September 30, 2023, respectively, which is included in interest expense on the consolidated statements of operations. The carrying values of borrowings outstanding under the debt facilities approximate fair value.
Portfolio and Investment Activity
As of September 30, 2023, based on fair value, our portfolio consisted of 95.99% first lien senior secured debt investments and 4.01% investments in affiliated funds, that hold our equity co-investments. As of December 31, 2022, based on fair value, our portfolio consisted of 96.67% first lien senior secured debt investments and 3.33% investments in affiliated funds.
As of September 30, 2023, we had investments in 184 portfolio companies with an aggregate fair value of $1,212.4 million. As of December 31, 2022, we had investments in 46 portfolio companies with an aggregate fair value of $824.5 million.

Our investment activity for the three months ended September 30, 2023 and 2022 is presented below (information presented herein is at par value unless otherwise indicated).

(Amounts in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$279,526	$629,658
Sponsor subordinated note	12	—
Investment in affiliated funds	10,110	15,537
Total principal amount of investments committed	$289,648	$645,195
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(33,597)	$(43,831)
Total principal amount of investments sold or repaid	$(33,614)	$(43,831)
New debt investments(1):
New commitments	$247,673	$629,658
Number of new commitments in new portfolio companies(2)	129	25
Average new commitment amount	$1,920	$25,186
Weighted average term for new commitments (in years)	3.4	4.9
Percentage of new commitments at floating rates	100.0%	100.0%
Percentage of new commitments at fixed rates	—%	—%
(1)Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2)Number of new debt investment commitments represent commitments to a particular portfolio company.
As of September 30, 2023 and December 31, 2022 our investments consisted of the following:

	September 30, 2023		December 31, 2022
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$1,163,375	$1,163,749	$795,429	$797,019
Sponsor subordinated note	12	12	—	—
Investment in affiliated funds	44,263	48,615	27,234	27,468
Total investments	$1,207,650	$1,212,376	$822,663	$824,487

The table below describes investments by industry composition based on fair value as of September 30, 2023 and December 31, 2022 :

	September 30, 2023	December 31, 2022
Aerospace and defense	0.2%	—%
Air freight and logistics	1.7%	2.4%
Auto components	1.9%	0.9%
Chemicals	0.9%	0.5%
Commercial services and supplies	3.4%	2.2%
Construction and engineering	5.4%	6.2%
Containers and packaging	5.8%	6.9%
Distributors	0.1%	—%
Diversified consumer services	7.2%	6.1%
Electrical equipment	0.9%	1.2%
Electronic equipment, instruments and components	1.3%	1.3%
Food and staples retailing	2.0%	3.5%
Food products	4.4%	4.1%
Gas utilities	0.1%	—%
Health care equipment and supplies	3.7%	4.1%
Health care providers and services	27.1%	26.4%
Health care technology	2.6%	3.0%
Household durables	6.1%	6.1%
Industrial Conglomerates	1.2%	—%
Internet and direct marketing retail	0.3%	—%
IT services	1.0%	3.9%
Leisure equipment and products	0.2%	—%
Leisure products	0.1%	—%
Life sciences tools and services	0.1%	—%
Machinery	1.8%	2.2%
Media	8.0%	8.5%
Metals and mining	0.2%	—%
Multisector holdings	4.0%	3.3%
Pharmaceuticals	0.1%	—%
Personal products	0.2%	—%
Professional services	1.3%	1.9%
Real estate management and development	0.2%	—%
Semiconductors and semiconductor equipment	0.1%	—%
Software	1.4%	1.4%
Specialty retail	1.1%	1.2%
Trading companies and distributors	3.8%	2.7%
Water utilities	0.1%	—%
Total	100.0%	100.0%

As of September 30, 2023, 99.9% of our investments were based in the United States and 0.1% were based in Canada. As of December 31, 2022, 100% of our investments were based in the United States.

The weighted average yields and interest rates of our funded debt investments as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Weighted average total yield of funded debt investments at cost (1)	11.6%	10.9%
Weighted average total yield of funded debt investments at fair value(1)	11.6%	10.9%
Weighted average spread over reference rates of all floating rate funded debt investments	6.0%	5.9%
(1)Calculated using actual interest rates in effect as of September 30, 2023 and December 31, 2022 based on borrower elections.
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

The following table shows the composition of our debt investments on the A to F rating scale as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$—	—	$—	—
B	1,127,234	96.9%	797,019	100.0%
C	33,749	2.9%	—	—
D	401	0.0%	—	—
E	2,365	0.2%	—	—
F	—	—	—	—
Total	$1,163,749	100.0%	$797,019	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,163,387	100.0%	$795,429	100.0%
Non-accrual	—	—	—	—
Total	$1,163,387	100.0%	$795,429	100.0%
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

Merger with AG Twin Brook BDC, Inc.

On July 28, 2023, we completed the previously announced acquisition of AGTB via merger, with the Company continuing as the surviving company. As of the effective time, each share of AGTB’s common stock, par value $0.001 per share, outstanding immediately prior to the effective time was converted into the right to receive $20.00 per share in cash, without interest (the “Per Share Consideration”), subject to any applicable withholding taxes. We paid cash consideration in connection with the AGTB Transaction of approximately $193 million and had transaction costs of approximately $0.8 million. We acquired $186 million of investments at amortized cost and fair value, with $7 million in other assets net of other liabilities.

The AGTB Transaction was accounted for as an asset acquisition of AGTB by the Company in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations-Related Issues, with the fair value of total consideration paid and transaction costs allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the AGTB Transaction. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets

(or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain “non-qualifying” assets (for example cash) and does not give rise to goodwill.

Immediately following the AGTB Transaction, the investments were marked to their respective fair values and, as a result, the purchase premium (transaction costs) allocated to the cost basis of the investments acquired was immediately recognized as unrealized depreciation in the Consolidated Statements of Operations. The purchase premium allocated to the loan investments acquired will amortize over the life of each respective loan as an offset to interest income with a corresponding adjustment recorded as unrealized appreciation on such loans acquired through their ultimate disposition. The purchase premium allocated to equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation on disposition of such equity investments acquired.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the AGTB Transaction:

Amounts (in thousands)
Total purchase price:	$194,199

Assets acquired:
Investments, at fair value (amortized cost of 185,876)	186,264
Cash	15,567
Accrued interest receivable	2,396
Other assets(1)	2,164
Total assets acquired	206,391
Liabilities assumed:
Distribution payable	9,726
Other liabilities	3,216
Total liabilities assumed	12,942
Net assets acquired	$193,449
Total purchase premium (transaction costs)	$750
(1)Other assets include a $2 million waiver receivable from the Advisor for operating expenses.

Results of Operations
The following table represents the operating results for the three and nine months ended September 30, 2023, and for the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022:

(Amounts in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Period from January 27, 2022 (Inception) to September 30, 2022
Total investment income	$35,438	$8,926	$89,148	$9,641
Less: expenses and taxes	17,719	4,574	49,104	5,808
Net investment income (loss)	17,719	4,352	40,044	3,833
Net realized gain (loss)	8	72	(10)	72
Net change in unrealized gain (loss)	(1,453)	301	2,911	295
Net increase (decrease) in net assets resulting from operations	$16,274	$4,725	$42,945	$4,200
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income for the three and nine months ended September 30, 2023, and for the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Period from January 27, 2022 (Inception) to September 30, 2022
Interest	$34,963	$6,997	$87,414	$7,294
Other	475	1,929	1,734	2,347
Total investment income	$35,438	$8,926	$89,148	$9,641

Increases in interest and other investment income were driven by deployment of capital, rising interest rates and an increase in investment activity. Total investments as of September 30, 2023 were $1,212 million as compared to $539 million as of September 30, 2022.

Expenses
Expenses for the three and nine months ended September 30, 2023, and for the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Period from January 27, 2022 (Inception) to September 30, 2022
Interest	$11,770	$2,015	$29,087	$2,119
Income incentive fees	2,205	649	5,790	649
Management fees	1,986	682	5,396	856
Offering costs	739	144	2,357	204
Professional fees	136	193	1,409	209
Administrative fees	383	240	1,455	495
Other	275	340	917	378
Organizational costs	—	—	528	381
Accounting fees	174	129	446	201
Capital gains incentive fees	(178)	46	365	46
Insurance fees	147	91	259	173
Trustees' fees	45	45	134	97
Total expenses	$17,682	$4,574	$48,143	$5,808
Increases in interest and other expenses were driven by the Company’s continued deployment of capital, rising interest rates and an increase in investment activity and leverage.
Increases in incentive fees are correlated to an increase in results from operations. For the three and nine months ended September 30, 2023, there were net increases in net assets resulting from operations of $16.3 million and $42.9 million, respectively, driving the increase in incentive fees, compared to the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, there were net increases in net assets resulting from operations of $4.7 million and $4.2 million, respectively. Increases in management fees were driven by the increase in net assets during the periods presented.

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
For the three and nine months ended September 30, 2023, the Administrator charged approximately $383,000 and $1,455,000, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, the Administrator charged approximately $240,000 and $495,000, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.
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
Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the three and nine months ended September 30, 2023, we did not accrue U.S. federal excise tax.
We conduct certain activities through our wholly-owned subsidiaries, Twin Brook Equity XVIII Corp., and Twin Brook Equity XXXIII Corp., both of which are Delaware corporations. They are treated as corporations for United States federal income tax purposes and are subject to U.S. federal, state or local income tax. For the three and nine months ended September 30, 2023, the Company accrued $0 current federal tax. For the three and nine months ended September 30, 2023 the company accrued approximately $37,000 and $961,000, respectively, of deferred federal tax related to the corporations, which is included in “deferred tax provision” on the consolidated statements of operations.
Net Change in Unrealized Gains (Losses) on Investment Transactions
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2023, and during the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, net unrealized gains (losses) on our investment transactions were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2023	Period from January 27, 2022 (Inception) to September 30, 2022
Non-controlled, non-affiliated investments	$(1,415)	$301	$301	$(1,216)	$295
Non-controlled, affiliated investments	(47)	—	—	4,118	—
Foreign currency forward contracts	9	—		9	—
Net change in unrealized gain (loss) on investment transactions	$(1,453)	$301	$373	$2,911	$295
For the three and nine months ended September 30, 2023, the net unrealized losses from non-affiliated investments were primarily driven by increased market volatility and credit spreads widening. Unrealized losses were also driven by costs of the AGTB Transaction of $750,000. In accordance with ASC 805-50, those transaction costs were allocated to the assets acquired and immediately resulted in an unrealized loss since the fair value was below the total purchase price when including transaction costs. In accordance with ASC 805-50, those transaction costs were allocated to the assets acquired and immediately resulted in an unrealized loss since the fair value was below the total purchase price when including transaction costs. For the nine months ended September 30, 2023, the net unrealized gains on affiliated investments were primarily driven by strong performance of underlying portfolio companies. For the three months ended September 30, 2023, the unrealized losses on affiliated investments were primarily driven by the aforementioned transaction costs.
For the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, the net unrealized gain was primarily driven by an increase in the fair value of our investments.

Net Realized Gains (Losses) on Investment Transactions
The realized gains and losses on fully and partially exited portfolio companies during the three and nine months ended September 30, 2023, and during the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Period from January 27, 2022 (Inception) to September 30, 2022
Net realized gain (loss) on investments	$8	$72	$(10)	$72
Net realized gain (loss) on investments	$8	$72	$(10)	$72
Financial Condition, Liquidity, and Capital Resources
Our liquidity and capital resources are generated primarily from the net proceeds of our continuous offering of common shares, cash flows from interest, dividends and fees earned from our investments and principal repayments, and credit facilities. The primary uses of our cash are (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including paying our Adviser and Administrator or its affiliates), (3) debt service of any borrowings and (4) cash distributions to the holders of our stock.
We may from time to time increase the size of our existing credit facilities. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. There were $553.7 million outstanding borrowings as of September 30, 2023. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of September 30, 2023, taken together with our available debt capacity of $107.7 million, is expected to be sufficient for our investing activities and to conduct our operations.
As of September 30, 2023 we had $46.5 million in cash. During the nine months ended September 30, 2023, we used $332.6 million in cash for operating activities, primarily as a result of funding portfolio investments of $520.0 million and partially offset by other operating activities of $187.4 million. Cash provided by financing activities was $340.5 million during the period, primarily the result of proceeds from the issuance of common shares and debt borrowings.
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
As of September 30, 2023, the Company had 27,361,108 shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares during the three and nine months ended September 30, 2023, and the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022:

Three Months Ended September 30, 2023
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	4,149,208	$106,863
Distributions reinvested	28,472	$734
Net increase (decrease)	4,177,680	$107,597

Nine Months Ended September 30, 2023
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	6,376,443	$164,003
Distributions reinvested	39,635	$1,017
Net increase (decrease)	6,416,078	$165,020

Three Months Ended September 30, 2022
	Shares	Amount in Thousands
Common Shares
Proceeds from shares sold	5,012,698	$126,000
Net increase (decrease)	5,012,698	$126,000

Period from January 27, 2022 (Inception) to September 30, 2022
	Shares	Amount in Thousands
Common Shares
Proceeds from shares sold	12,012,698	$301,000
Net increase (decrease)	12,012,698	$301,000

Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for the common shares during the nine months ended September 30, 2023:

NAV Per Share
For the Months Ended	Class I
January 31, 2023	$25.39
February 28, 2023	$25.59
March 31, 2023	$25.67
April 30, 2023	$25.65
May 31, 2023	$25.67
June 30, 2023	$25.75
July 31, 2023	$25.75
August 31, 2023	$25.79
September 30, 2023	$25.80

Dividends
We plan to make monthly dividends at the Board’s discretion, starting with the first monthly distribution declared in March 2023. The following table reflects dividends declared on common shares during the nine months ended September 30, 2023:

For the Nine Months Ended September 30, 2023
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
March 27, 2023	March 31, 2023	April 28, 2023	$0.18	$3,825
April 26, 2023	April 28, 2023	May 31, 2023	$0.18	$4,019
May 25, 2023	May 31, 2023	June 30, 2023	$0.18	$4,103
June 27, 2023	June 30, 2023	July 28, 2023	$0.18	$4,173
July 25, 2023	July 28, 2023	August 31, 2023	$0.18	$4,234
August 28, 2023	August 31, 2023	September 30, 2023	$0.19	$5,117
September 26, 2023	September 30, 2023	October 31, 2023	$0.20	$5,473

There were no dividends declared for the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022.

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

During the three and nine months ended September 30, 2023, no shares were repurchased.

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the three and nine months ended September 30, 2023:

For the Three Months Ended September 30, 2023
	Class I
Source of Distribution	Per Share	Amounts (in thousands)
Net investment income	$0.57	(14,824)
Net realized gains	—	—
Total	$0.57	$(14,824)

For the Nine Months Ended September 30, 2023
	Class I
Source of Distribution	Per Share	Amounts (in thousands)
Net investment income	$1.29	$(30,944)
Net realized gains	—	—
Total	$1.29	$(30,944)

Debt
In accordance with the 1940 Act, we can borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations.
For the three and nine months ended September 30, 2023, and for the three months ended September 30, 2022 and for the period from January 27, 2022 (Inception) to September 30, 2022, the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	January 27, 2022 (Inception) to September 30, 2022
Interest expense	$11,267	$1,763	$27,717	$1,822
Amortization of deferred financing costs	503	252	1,370	297
Total interest expense	$11,770	$2,015	$29,087	$2,119
Average interest rate	7.97%	4.72%	7.56%	4.72%
Average daily borrowings	$495,756	$126,133	$423,551	$47,009

Credit Facilities

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
From time to time, the Transferor expects to sell and/or contribute certain investments to the MSPV Borrower. Proceeds from the MSPV Credit Facility will be used to finance the origination and acquisition of loans by the MSPV Borrower, including the purchase of such assets from the Transferor. The Company retains a residual interest in assets contributed to or acquired by the MSPV Borrower through its ownership of the MSPV Borrower. The MSPV Borrower is subject to meet certain covenants under the MSPV Credit Facility agreement. As of September 30, 2023 and December 31, 2022, the MSPV Borrower was in compliance with all such covenants.
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

On December 13, 2022, Twin Brook Capital Funding XXXIII ASPV, LLC, as borrower (the “ASPV Borrower”), an indirect, wholly-owned subsidiary of the Company, entered into a new Loan, Security and Collateral Management Agreement (as amended, supplemented or otherwise modified from time to time, the “ASPV Credit Facility”), with the Transferor, AGTB Fund Manager, LLC, as the collateral manager, Ally Bank, as administrative agent and arranger, Computershare Trust Company, National Association, as the collateral custodian, and the lenders from time to time party thereto. On September 19, 2023 the ASPV Credit Facility was amended to appoint Western Alliance Trust Company, N.A., as the successor collateral custodian, and Computershare Trust Company, N.A. resigned as collateral custodian.

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

The ASPV Credit Facility is secured by all of the assets of the ASPV Borrower and a pledge of equity interests in the ASPV Borrower. The ASPV Borrower is subject to meet certain covenants under the ASPV Credit Facility agreement. As of September 30, 2023 and December 31, 2022, the ASPV Borrower was in compliance with all such covenants.

The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of September 30, 2023 and December 31, 2022, the asset coverage ratio was 227.5% and 263.6%, respectively. Debt obligations consisted of the following as of September 30, 2023:

Credit facility obligations consisted of the following as of September 30, 2023:

	As of September 30, 2023
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value	Assets Pledged as Collateral(2)
ASPV Credit Facility	$300,000	$117,000	$54,628	$117,000	$264,739
MSPV Credit Facility	$500,000	$351,800	$53,042	$351,800	$638,499
Total credit facilities	$800,000	$468,800	$107,670	$468,800	$903,238
(1)The amount available reflects any limitations related to the facilities borrowing bases.

Credit facility consisted of the following as of December 31, 2022:

	As of December 31, 2022
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value	Assets Pledged as Collateral(2)
ASPV Credit Facility	$300,000	$20,000	$311	$20,000	$63,592
MSPV Credit Facility	$500,000	$303,200	$130,417	$303,200	$677,575
Total credit facilities	$800,000	$323,200	$130,728	$323,200	$741,167
(1)The amount available reflects any limitations related to the facilities borrowing bases.
Short-Term Debt

In order to finance certain investment transactions, the Company may, from time to time, enter into financing agreements, whereby the Company transfers to a third party an investment that it holds in exchange for cash for a period of time, generally not to exceed 180 days from the date it was transferred (each, a “Short Term Financing Transaction”). At the expiration of the agreement, the Company returns the cash and interest to the third party and receives the original investment transferred.

As of September 30, 2023 and December 31, 2022, respectively, the Company had $84.9 million and $0 million, respectively,of borrowings under Short Term Financing Transactions with a third party. Certain of the Company’s investments serve as collateral for the Company’s obligations under the Short Term Financing Transactions and the carrying value of the pledged investments was $132.5 million and $0 million as of September 30, 2023 and December 31, 2022, respectively.

Short-term debt under Short Term Financing Transactions bore interest at an applicable margin of 8.95% as of September 30, 2023.

In accordance with ASC 860, Transfer and Servicing, the Short Term Financing Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its obligation to a third party which is reported as debt on the Company’s Consolidated Statements of Assets and Liabilities. The obligation is secured by the respective investment that is the subject of the agreement. Interest expense associated with the Short Term Financing Transactions is reported on the Company’s Consolidated Statements of Operations within Interest expense.
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
As of September 30, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	September 30, 2023	December 31, 2022
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
626 Holdings Equity, LLC	$129	$—
A.P.A Industries, LLC	1,523	—
ACES Intermediate, LLC	6,403	6,964
Advanced Lighting Acquisition, LLC	324	—
ADVI Health, LLC	1,062	1,062
AEP Passion Intermediate Holdings, Inc.	30	—
AFC Industries, Inc.	126	—
Affinitiv, Inc.	248	—
Agility Intermediate, Inc.	53	—
AHR Intermediate, Inc	7,072	12,139
ARC Healthcare Technologies, LLC	—	9,947
Alliance Environmental Group, LLC	28	—
ALM Media, LLC	971	—
Altamira Material Solutions, LP	45	—
AM Buyer, LLC	79	—
Answer Acquisition, LLC	18	—
Apex Dental Partners, LLC	122	—
Aptitude Health Holdings, LLC	267	—
Aquatic Sales Solutions, LLC	89	—
ASC Ortho Management, LLC	57	—
Ascent Lifting, Inc.	2,500	1,345
ASP Global Acquisition, LLC	485	—
AvCarb, LLC	38	—
Banner Buyer, LLC	370	—
Barkley, LLC	2,300	—
BBG Intermediate Holdings, Inc.	62	—
BCI Burke Holding Corp.	185	—
Beacon Oral Specialists Management LLC	188	—
Beghou Consulting, LLC	2,714	—
Behavior Frontiers, LLC	38	—
Benefit Plan Administrators of Eau Claire, LLC	7,443	8,990
Bio Agri Mix Holdings Inc.	85	—
BPCP EE Intermedco LLC	3,387	—
BPCP WLF Intermedco LLC	7,876	7,876
Brightview, LLC	96	—
Bulk Lift International, LLC	1,801	1,748
Canadian Orthodontic Partners Corp.	23	—
CCG Acquisition, Inc.	19	—
Champion Motorsports Group, LLC	56	—
Change Academy at Lake of the Ozarks, LLC	2,556	5,786

Portfolio Company	September 30, 2023	December 31, 2022
CL Services Acquisition, LLC	4,976	—
Community Care Partners, LLC	31	—
Copperweld Group, Inc.	339	—
Cosmetic Solutions, LLC	344	—
CPS HVAC Group, LLC	143	—
CPS Power Buyer, LLC	2,049	4,705
CR Services Intermediate, LLC	225	—
Custom Agronomics Holdings, LLC	2,357	2,312
DealerOn Inc.	314	—
Dermatology Medical Partners OpCo, LLC	26	—
Diamondback Buyer, LLC	45	—
DNS IMI Acquisition Corp	121	—
Domino Equipment Company, LLC	79	—
Double E Company, LLC	3,664	4,314
Dykstra's Auto, LLC	182	—
Edko Acquisition, LLC	38	—
EH Management Company, LLC	26	—
Empire Equipment Company, LLC	408	—
EMSAR Acquisition LLC	13	—
Endodontic Practice Partners, LLC	5,415	6,696
Engelman Baking Co., LLC	186	—
E-Phoenix Acquisition Co. Inc.	75	—
Esquire Deposition Solutions, LLC	5,735	6,007
Exclusive Concepts, LLC	23	—
Flourish Research Acquisition, LLC	1,247	—
Formulated Buyer, LLC	249	—
Franchise Fastlane, LLC	15	—
FreshAddress, LLC	30	—
Geriatric Medical and Surgical Supply, LLC	248	—
Gold Medal Holdings, Inc.	5	—
Golden Bear PT Partners, LLC	22	—
Green Monster Acquisition, LLC	11	—
Guardian Dentistry Practice Management, LLC	4	—
H2 Holdco, Inc.	9,789	—
Helpware, Inc.	3,205	3,205
Highland Acquisition, Inc.	30	—
HLSG Intermediate, LLC	40	—
Home Brands Group Holdings, Inc.	48	—
Hultec Buyer, LLC	3,915	—
Hydromax USA, LLC	228	—
Icelandirect, LLC	6	—
Icreon Holdings, LLC	1,071	1,049
IMA Group Management Company, LLC	209	—
Industrial Air Flow Dynamics, Inc.	2,537	2,114
Infolinks Media Buyco, LLC	53	—
Innovative FlexPak, LLC	31	—
IPC Pain Acquisition, LLC	2,240	11,945

Portfolio Company	September 30, 2023	December 31, 2022
Ironhorse Purchaser, LLC	2,132	11,624
ISSA, LLC	105	—
ITSavvy LLC	2,012	4,784
Johns Byrne LLC	3,527	—
Juniper Landscaping Holdings LLC	22	—
K-1 Packaging Group, LLC.	6,748	6,748
Kalkomey Enterprises, LLC	66	—
Kwalu, LLC	5,061	5,061
Leonard Group, Inc.	234	—
Load One Purchaser Corporation	9,609	9,214
MacKenzie Childs Acquisition, Inc.	450	445
MacNeill Pride Group Corp.	332	—
Mad Rose Company, LLC	8	—
Main Street Gourmet, LLC	662	—
Mattco Forge, Inc.	506	—
Medical Technology Associates, Inc.	1,966	1,929
MetaSource, LLC	94	—
Millennia Patient Services, LLC	67	—
Montway LLC	150	—
MRC Keeler Acquisition, LLC	150	—
MWEC Management, LLC	2,967	—
Nasco Healthcare Inc.	2,658	3,322
NEFCO Holding Company, LLC	3,855	7,270
Nelson Name Plate Company	90	—
Network Partners Acquisition, LLC	150	—
NH Kronos Buyer, Inc.	12,705	12,443
Nimlok Company, LLC	320	—
NutriScience Innovations, LLC	131	—
Optimized Marketing Acquisition, LLC	1,861	1,861
P and R Dental Strategies, LLC	23	—
Peak Dental Services, LLC	38	—
Peak Investment Holdings, LLC	404	—
Pentec Acquisition Corp.	75	—
PHGP MB Purchaser, Inc.	130	—
Pink Lily Holdings, LLC	63	—
PPW Acquisition, LLC	28	—
PRA Acquisition, LLC	56	—
Propio LS, LLC	—	905
Purpose Home Health Acquisition, LLC	8,788	8,600
Qin's Buffalo, LLC	113	—
QLS Buyer, Inc	1,629	—
Raneys, LLC	5,059	1,522
Reliable Medical Supply LLC	57	—
Renovation Systems, LLC	1,474	—
Revival Animal Health, LLC	86	—
RKD Group, LLC	3,924	4,905
Rose Paving, LLC	1,746	2,006

Portfolio Company	September 30, 2023	December 31, 2022
RQM Buyer, Inc.	161	—
RTP Acquisition, LLC	26	—
Sage Dental Management, LLC	30	—
SAMGI Buyer, Inc.	138	—
SASE Company, LLC	15	—
SCA Buyer, LLC	13	—
SCP Beverage Buyer, LLC	38	—
SCP ENT and Allergy Services, LLC	174	—
Shasta Buyer, LLC	2,081	1,962
ShiftKey, LLC	110	—
Signature Dental Partners LLC	30	—
Silver Falls MSO, LLC	95	—
SimiTree Acquisition LLC	186	—
SIMKO Merger Sub, LLC	6,820	—
Sixarp, LLC	6,912	6,912
Soccer Post Acquisition, LLC	1,856	772
Southeast Primary Care Partners, LLC	36	—
Southern Orthodontic Partners Management, LLC	171	—
Southern Sports Medicine Partners, LLC	35	—
Spear Education Holdings, LLC	4,463	4,463
Spectrum Solutions, LLC	267	—
Starwest Botanicals Acquisition, LLC	47	—
Stax Holding Company, LLC	60	—
Steel City Wash, LLC	9	—
Storm Smart Buyer LLC	105	—
Sun Orchard, LLC	5,336	4,875
Surplus Solutions, LLC	1,771	1,771
Teel Plastics, LLC	324	—
The Channel Company, LLC	3	—
Trademark Global, LLC	32	—
Treat Planet Acquisition, LLC	1,965	—
Triad Technologies, LLC	332	—
TSR Concrete Coatings, LLC	1,534	—
United Land Services Opco Parent, LLC	289	—
Universal Pure, LLC	5,139	12,228
US Foot and Ankle Specialists, LLC	3,219	12,467
USALCO, LLC	55	—
Vanguard Packaging, LLC	410	—
Varsity DuvaSawko Operating Corp.	537	—
Varsity Rejuvenate Partners, LLC	767	—
Vehicle Accessories, Inc.	38	—
Vital Care Buyer, LLC	580	—
WCI Volt Purchaser, LLC	2,249	2,249
Western Veterinary Partners, LLC	24	—
Westminster Cracker Company, Inc.	1,534	—
WTWH Buyer, LLC	1,638	1,638
Yard-Nique, Inc	6,515	6,695

Portfolio Company	September 30, 2023	December 31, 2022
Zipline Logistics, LLC	6,214	6,214
Total unfunded portfolio company commitments	$249,629	$243,089
We seek to carefully manage our unfunded portfolio company commitments for purposes of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage ratio, to cover any outstanding portfolio company unfunded commitments we are required to fund.
Contractual Obligations
A summary of our contractual payment obligations under our borrowing arrangements as of September 30, 2023 is as follows:

	Payment Due by Period
(Amounts in millions)	Total	Less than 1 year	1-3	3-5	More than 5 years
ASPV Credit Facility	$117.0	$—	$—	$117.0	$—
MSPV Credit Facility	$351.8	$—	$—	$351.8	$—
Short-Term Financing Facility	$84.9	$84.9	$—	$—	$—
Total	$553.7	$84.9	$—	$468.8	$—
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the New A&R Investment Management Agreement, the A&R Administration Agreement, Expense Support and Conditional Reimbursement Agreement and the Resource Sharing Agreement.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Uncertainty with respect to the economic effects of rising interest rates in response to inflation, the Israel-Hamas war, the war in Russia and Ukraine and the ongoing COVID-19 pandemic has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including valuation risk and interest rate risk.
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
As of September 30, 2023, 100% of our debt investments based on fair value in our portfolio were at floating rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to Term SOFR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$23.7	$9.4	$14.3
Up 100 basis points	$11.8	$4.7	$7.1
Down 100 basis points	$(11.8)	$(4.7)	$(7.1)
Down 200 basis points	$(23.7)	$(9.4)	$(14.3)
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Reports on Form 10-Q for the quarter ended March 31 and June 30, 2023, filed with the SEC on March 17, 2023, May 12, 2023, and August 11, 2023 respectively, which could materially affect our business, financial condition and/or operating results. The risks are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the fiscal quarter ended September 30, 2023, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits.

Exhibit No.	Description
3.1
Third Amended and Restated Agreement and Declaration of Trust, dated September 6, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2023)

3.2	Second Amended and Restated By-laws, dated September 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2023)
10.1
Amended and Restated Investment Management Agreement, dated September 6, 2023, by and between AG Twin Brook Capital Income Fund and AGTB Fund Manager, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2023)

10.2
Amended and Restated Investment Management Agreement, dated November 1, 2023, by and between AG Twin Brook Capital Income Fund and AGTB Fund Manager, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2023)

10.3
Amended and Restated Administration Agreement, dated September 6, 2023, by and between AG Twin Brook Capital Income Fund and AGTB Fund Manager, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2023)

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

AG Twin Brook Capital Income Fund

November 13, 2023	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer
(Principal Executive Officer)

November 13, 2023	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)