Form 10-K
period 2023-12-31
AG Twin Brook Capital Income Fund
filed 2024-03-21
CIK 1913724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Class I common shares of beneficial interest, par value $0.001
Class S common shares of beneficial interest, par value $0.001
Class D common shares of beneficial interest, par value $0.001
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

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

As of December 31, 2023, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).
The number of shares of the Registrant’s Common Shares, $0.001 par value per share, outstanding as of March 20, 2024, were 33,951,802 Class I shares, 1,611,783 Class S shares, and 50,851 Class D shares. Common Shares outstanding exclude March 1, 2023 subscriptions since the issuance price is not yet finalized at the date of this filing.

Documents incorporated by reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2024 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about AG Twin Brook Capital Income Fund (together, with its consolidated subsidiaries, the “Company,” the “Fund,” “TCAP,” “we,” “us,” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•our future operating results;
•our business prospects and the prospects of the companies in which we may invest;
•the impact of the investments that we expect to make;
•our ability to raise sufficient capital to execute our investment strategy;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war;
•general economic, logistical and political trends and other external factors;
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
•our use of financial leverage, including the use of borrowed money to finance a portion of our investments and the availability of equity and debt capital on favorable terms or at all;
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

•We have a limited operating history.
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
•Although we have implemented a share repurchase program, the timing of our repurchase offers may be at a disadvantageous time to our shareholders, we have discretion to not repurchase shares, and our Board of Trustees has the ability to amend or to suspend the program.
•Efforts to comply with regulations applicable to public companies will involve significant expenditures, and non-compliance with such regulations may adversely affect us.
•General economic conditions could adversely affect the performance of our investments.
•We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.
•Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.
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

•Shareholders may experience dilution.
•Investing in our shares involves a high degree of risk and the net asset value (“NAV”) of our shares may fluctuate significantly.

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

PART I - FINANCIAL INFORMATION
Item 1. Business
General
AG Twin Brook Capital Income Fund (together, with its consolidated subsidiaries, the “Company,” the "Fund," “TCAP,” “we,” “us,” or “our”) was formed on January 27, 2022 as a Delaware statutory trust.  We are a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are externally managed by our adviser, AGTB Fund Manager, LLC (the “Adviser”), who also serves as our administrator (the “Administrator”). The Adviser is an affiliate of Angelo, Gordon & Co., LP and its subsidiaries (“TPG Angelo Gordon”). We intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On January 1, 2023, we completed a merger with an affiliated privately offered BDC, AGTB Private BDC (the “Private BDC”), with our company continuing as the surviving company (the “Merger”). The Merger was structured as a share-for-share merger in which each outstanding Private BDC common share was exchanged for one Class I share. See “—The Merger with AGTB Private BDC” below for additional information.

Our investment objective is to generate attractive, consistent total returns, predominantly in the form of current income and, to a lesser extent, capital appreciation, by targeting investment opportunities with favorable risk-adjusted returns. A “risk-adjusted return” measures an investment’s return after taking into account the degree of risk that was taken to achieve it.

We seek to invest principally in privately originated senior secured loans to U.S. middle market companies, which we believe have consistent capital needs and have not only been underserved in recent years by traditional providers of capital such as banks and the public debt markets, but also for a variety of reasons may prefer working with experienced non-bank lenders. Our origination strategy focuses on the middle market private equity community. This financing is expected to be utilized for a variety of purposes, including to fund organic growth, acquisitions, recapitalizations, management buyouts and leveraged buyouts for companies with revenue generally under $500 million. In describing our business, we generally use the term “middle market” to refer to companies with EBITDA of between $3 million and $50 million annually; however, we intend to focus our investing in “lower middle market” companies, which we generally define as companies with EBITDA of less than $25 million. Notwithstanding the foregoing, the Adviser may determine whether companies qualify as “middle market” in its sole discretion, and we may from time to time invest in larger or smaller companies.

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

The Fund invests primarily in floating rate senior secured debt, but may invest in fixed rate loans from time to time. The Fund expects that a vast majority of its loans will use the Secured Overnight Financing Rate Data (“SOFR”) as a reference rate or an alternative reference rate.

The level of our investment activity depends on many factors, including the amount of debt and equity capital available to prospective portfolio companies, the level of merger, acquisition and refinancing activity for such companies, the availability of credit to finance transactions, the general economic environment and the competitive environment for the types of investments we make.

TPG Angelo Gordon believes the Fund’s investment strategy represents a differentiated approach to middle market direct lending and seeks to provide investors with consistent, downside-protected returns. More specifically, TPG Angelo Gordon believes that the following characteristics distinguish the Fund as a compelling investment opportunity, as the Adviser and the Fund are uniquely situated to benefit from the below noted strategies and wide array of experience of TPG Angelo

Gordon and Twin Brook Capital Partners, LLC (“Twin Brook”), TPG Angelo Gordon’s middle market direct lending platform. Twin Brook is a wholly owned subsidiary of TPG Angelo Gordon and maintains dedicated investment, operations, accounting, and treasury capabilities as well as access to TPG Angelo Gordon’s vast resources in legal, tax, treasury, compliance, accounting, reporting, investor relations, human resources, and operations.

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
•Proprietary Private Equity Sourcing Network. We primarily lend to middle market companies that are owned by private equity firms. Twin Brook has developed deep and long-standing relationships with many private equity firms operating in the middle market space, and in the lower middle market in particular. Twin Brook has reviewed transactions for over 900 sponsors and closed transactions with 135 unique sponsors since its inception.
•Selectivity. Twin Brook has screened over 11,500 transactions since the 2015 closing of its first commingled direct lending fund. Twin Brook reviews 1,000 to 1,500 middle market lending opportunities per year and has closed on less than 4% of the transactions screened. This deal flow allows Twin Brook to target only those transactions that meet the rigorous structure, price, industry, scale, geographic, environmental, social and governance (“ESG”), and diversifications standards.
•Transaction Leadership. Twin Brook targets transactions where it is the Sole Lead, or Co-Lead Arranger. Twin Brook has served as the Sole Lead, or Co-Lead Arranger in 96% of closed transactions as of the date of this report. Additionally, Twin Brook is differentiated by providing revolving credit facilities to nearly all of our borrowers. These leadership roles result in better information during the diligence process and documents that protect creditors’ interests.
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
•Prudent Structuring to Preserve Capital. Consistent with our risk-averse underwriting approach, we structure our investments to ensure that we are situated to closely monitor the investment performance and have the appropriate lender protections in place to mitigate risk. We primarily focus on senior secured loans, which are loans at the top of the capital structure, where we have the first lien perfected security interests on all available tangible and intangible assets. We also obtain robust covenant packages with both financial and negative covenants. These structural features differentiate Twin Brook in a market where strong creditor protections like providing revolvers, liens, and covenants, are often sacrificed in order to deploy capital. In addition, Twin Brook’s structuring discipline is reflected in its inception to date weighted average loan-to-value ratio for its clients, which averaged 43% as of December 31, 2023.
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
•Strong Alignment with TPG Angelo Gordon-affiliated Capital. TPG Angelo Gordon has structured the Fund such that the Fund and TPG Angelo Gordon-affiliated capital will generally be aligned, leveraging the same monitoring and risk management capabilities within TPG Angelo Gordon’s credit business, and owning the same loans at the same price.

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

We intend to employ leverage within the limitations of the applicable laws and regulations for BDCs (which generally allows us to incur while maintaining an asset coverage ratio of at least 150%). As market conditions permit and at the discretion of our Adviser, we currently estimate that our portfolio will be approximately 1.00-1.50x levered. As of December 31, 2023, our asset coverage ratio was 224.2%. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity, and Capital Resources.” Any decision on our part to use leverage will depend upon our assessment of the attractiveness of available investment opportunities in relation to the costs and perceived risks of such leverage. The amount of borrowings and leverage will depend on market conditions and investment opportunities, as well as the types of investments held by us and the liquidity and value of the investments.

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

We are offering on a continuous basis up to $5,000,000,000 of our Common Shares pursuant to an offering registered with the SEC. We are offering to sell a combination of three separate classes of Common Shares: Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of Common Shares will equal our NAV per share, as of the effective date of the monthly share purchase date. Foreside Financial Services, LLC, the intermediary manager for the offering (the “Intermediary Manager”), will use its best efforts to sell shares through selling agents, but is not obligated to purchase or sell any specific amount of shares in the offering.

About TPG Angelo Gordon

TPG Angelo Gordon is a diversified credit and real estate investing platform within TPG Inc. (NASDAQ: TPG), a leading global alternative asset management firm. specializing in global alternative (non-traditional) investments with an absolute return orientation. TPG Angelo Gordon was founded in 1988 by John M. Angelo and Michael L. Gordon and as of December 31, 2023 manages approximately $78 billion. TPG Angelo Gordon has more than 650 employees, including over 225 investment professionals, in offices across the U.S., Europe and Asia.

TPG Angelo Gordon manages capital across four investment categories: (i) corporate credit; (ii) direct lending; (iii) securitized products and (iv) real estate. Funds are managed in single-strategy vehicles or multi-strategy vehicles. The platform believes that a great deal of synergy exists among the investment teams, and their ability to work together has proven to be a key element in the platform’s success. In each discipline, the platform seeks to generate absolute returns, in all market environments and with less volatility than the overall markets, by exploiting market inefficiencies and capitalizing on situations that are not in the mainstream of investment opportunities. The platform is an SEC registered investment adviser.

TPG Angelo Gordon has more than 35 years of experience investing across strategies for its clients. TPG Angelo Gordon’s lending strategies focus on achieving consistency across economic cycles and are supported by highly experienced teams with broad sourcing networks. TPG Angelo Gordon’s middle market direct lending team builds on this long-term history in deep credit underwriting. Our objective is to bring TPG Angelo Gordon’s middle market lending platform to the non-exchange traded BDC industry.
TPG Angelo Gordon and its affiliates manage a number of pooled investment vehicles that may compete with the Company for investment opportunities. We may invest alongside investment funds, accounts and investment vehicles managed by TPG Angelo Gordon in certain circumstances where doing so is consistent with our investment strategy, as well as applicable law and SEC staff interpretations. We, our Adviser and TPG Angelo Gordon have received an exemptive order from the SEC that permits us and certain of our controlled affiliates, subject to certain terms and conditions, to co-invest with other funds managed by the Adviser and TPG Angelo Gordon in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.
The Investment Adviser
Our investment activities are managed by the Adviser, an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended, pursuant to an investment management agreement (the “Investment Management Agreement”). The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. More information regarding the Adviser and its business activities can be found on its registration under Form ADV located on the Investment Adviser Registration Depository website of the SEC.
The Adviser has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with TPG Angelo Gordon, pursuant to which TPG Angelo Gordon provides the Adviser with experienced investment professionals and access to the resources of TPG Angelo Gordon so as to enable the Adviser to fulfill its obligations under the Investment Management Agreement (as described in further detail below). Through the Resource Sharing Agreement, the Adviser intends to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of TPG Angelo Gordon’s investment professionals, and its wholly-owned subsidiary, Twin Brook. There can be no assurance that TPG Angelo Gordon will perform its obligations under the Resource Sharing Agreement. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on our operations.
The Administrator

Our Adviser also serves as our administrator and will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of our Board of Trustees, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for its costs, expenses and the Fund’s allocable portion of compensation of the Administrator’s personnel and other expenses incurred by the Administrator in performing its administrative obligations under the administration agreement (the “Administration Agreement”).
The Investment Team
Twin Brook’s Chicago-based direct lending investment team (the “Investment Team”) provided to our Adviser pursuant to the Resource Sharing Agreement is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. As of December 31, 2023, the Investment Team was comprised of 75 investment professionals, all of whom dedicate a substantial portion of their time to supporting lending to U.S. middle market companies. In addition, the team has over ten dedicated operations professionals, two of whom have over a decade of experience. The team also has a dedicated Chief Financial Officer, who also serves as our Chief Financial Officer, and dedicated accounting, finance and treasury professionals (in both Chicago and New York). These individuals may have additional responsibilities other than those relating to us, but generally allocate the vast majority of their time in support of our business and our investment objective as a whole. In addition, the Adviser believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
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
The Adviser has an investment committee the (“Investment Committee”) comprised of six members that is responsible for approving all of our investments. The extensive experience of the investment professionals serving on our Investment Committee includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. This diverse skill set provides a range of perspectives in the evaluation of each investment opportunity.

The Board of Trustees

Overall responsibility for oversight of the Fund’s activities rests with the Board of Trustees. We have entered into the Investment Management Agreement with the Adviser, pursuant to which the Adviser will manage the Fund on a day-to-day basis. The Board of Trustees is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Fund’s organizational documents and applicable provisions of state and other laws. The Adviser keeps the Board of Trustees well informed as to the Adviser’s activities on our behalf and our investment operations and provides the Board of Trustees with additional information as the Board of Trustees may, from time to time, request. The Board of Trustees is currently composed of four members, three of whom are Independent Trustees who are not “interested persons” of the Fund or the Adviser as defined in the 1940 Act.

Market Opportunity

TPG Angelo Gordon believes there are many market characteristics that make lending to private equity-backed middle market companies an attractive business for the Fund. On a broad level, TPG Angelo Gordon believes that the opportunity set for investing in middle market companies is appealing; the market segment that we intend to focus on sourcing investment opportunities from is transaction and target rich, with approximately 200,000 U.S. companies with revenue between $25 and $500 million. We believe this strategy is less correlated with the broader macro-economic environment and therefore regardless of current economic conditions TPG Angelo Gordon expects there will be a need for the Fund’s capital for the foreseeable future. Furthermore, in TPG Angelo Gordon’s view, the competitive landscape is favorable – many of the historical providers of financing, including many banking institutions, have either been acquired by other institutions, exited this market segment or are facing ongoing structural and regulatory challenges as a result of the global financial crisis. In addition, the Fund will benefit from the investment team’s extensive historical relationships with the private equity sponsor community. Many of the new lenders in the market do not share this historical experience and are unable to directly source transactions. The market segment the Fund intends to focus on is less able to access capital via the traditional public debt and equity markets because of the smaller size of their loan demands. Although smaller companies have had access to debt capital from regional and local banks, these banks may have limited lending capacity, fairly conservative underwriting guidelines and very limited loan syndication capabilities. As a direct lender to private equity sponsored middle market companies, the Fund expects to receive a pricing premium versus broadly syndicated loans, as well as more lender friendly legal documentation and ongoing borrower support from sponsors. In many instances, TPG Angelo Gordon is expected to drive deal documentation and structure, thereby ensuring the presence of covenants and a lender-friendly structure. Finally, TPG Angelo Gordon believes that expected recovery rates in this market segment are generally higher than those in the broadly syndicated loan market due to more conservative capital structures, more manageable lender groups and more stringent legal documentation.

Over the last several years private equity firms have raised a significant amount of capital. TPG Angelo Gordon believes private equity firms are poised to deploy meaningful amounts of capital, thus creating ongoing investment opportunities for private lenders. Since the founding of TPG Angelo Gordon’s non-investment grade corporate credit strategy in 1998, TPG Angelo Gordon has frequently analyzed the middle market direct lending space. In the fourth quarter of 2014 TPG Angelo Gordon hired a seasoned Investment Team to establish its middle market direct lending strategy. Since its inception at TPG Angelo Gordon, the team has grown and now comprises more than 110 professionals in its Chicago office. Many of the senior team members previously worked together and have successfully navigated the direct lending markets through multiple credit, economic and interest rate cycles. The Fund’s investment offering brings together an experienced and seasoned direct lending investment team and the strength and breadth of the TPG Angelo Gordon platform. TPG Angelo Gordon believes that the hiring of this exceptionally qualified and experienced team has enabled TPG Angelo Gordon to successfully enter the middle market direct lending space and that the Fund is well positioned to capitalize on the target segment’s middle market lending opportunities. Importantly, TPG Angelo Gordon intends to continue to grow its Chicago-based team as our middle market direct lending platform grows.
Investment Selection and Structuring

Our Adviser anticipates that the majority of our investments will be sourced via TPG Angelo Gordon’s direct origination strategy of sourcing through private equity sponsors as this is expected to result in investments with more attractive economics and lower credit risk. For example, the Adviser believes the key benefits to a direct origination platform include superior due diligence given greater access to the borrower, preferred allocations, equity investment opportunities, the ability to negotiate stronger credit terms (and therefore more meaningful lender protection and rights) and the opportunity to generate higher fees.

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

Given this very rigorous underwriting process, only a small percentage of the transactions that are screened are expected to be approved and closed. From the build out of the initial Investment Team from October 2014 through December 31, 2023, the team had screened over 11,500 deals from over 900 private equity sponsors and closed on nearly 400 platforms. This represents less than 4% of total deals screened; the Investment Team anticipates remaining highly selective in terms of transactions going forward. In this process, the Fund and the Adviser will leverage the collective knowledge and resources of the Investment Team, Twin Brook and TPG Angelo Gordon.

Our Adviser believes that the Investment Team’s involvement in a long list of successfully completed transactions positions us well to benefit from deal dialogue with sponsors with whom they have previously worked. We believe the Investment Team’s longstanding relationships and reputation with private equity sponsors, companies and intermediaries will allow us to establish a multi-channel origination strategy designed to uncover a broad and diversified set of attractive investment opportunities. Additionally, TPG Angelo Gordon and its affiliates, including the Fund and the Adviser, are subject to the same sets of compliance policies and procedures, including policies and procedures governing the allocation of investment opportunities, and, accordingly, the Fund believes it will benefit from its connections with, and position within, the overall TPG Angelo Gordon organization.

Over time our Adviser has developed both a generalist as well as a targeted industry marketing program. All originators are expected to cover a core group of generalist private equity firms that focus on a broad base of industry sectors within the middle market lending arena, including, but not limited to, healthcare, manufacturing, distribution, services, consumer products, aerospace and defense, business services and insurance, and technology services. Specific to healthcare, which has historically represented TPG Angelo Gordon’s largest allocation and largest industry for investment, the Investment Team has dedicated origination and underwriting personnel and experience.

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
Merger with AGTB Private BDC

On January 1, 2023, we completed the Merger with the Private BDC and commenced operations as the surviving company. The Merger was structured as a share-for-share merger in which each outstanding Private BDC common share was exchanged for one Class I share. As a result of the Merger, the Fund issued an aggregate of approximately 20,943,030 Class I shares to former Private BDC shareholders. Further, no shareholder vote was required by Rule 17a-8 under the 1940 Act because at the time of the Merger (1) there were no material differences between the investment management agreement for the Private BDC and our investment management agreement; (2) the majority of our Independent Trustees consisted of the Independent Trustees of the Private BDC; (3) no policy of the Private BDC that could not be changed without a shareholder vote was materially different from a policy that we have; and (4) neither the Private BDC nor us paid any distribution fees pursuant to a plan adopted in accordance with Rule 12b-1 under the 1940 Act. Prior to the Merger closing, the Private BDC had the same investment adviser, substantially the same investment objectives and policies, and the same management and advisory fees as us.

Merger with AG Twin Brook BDC, Inc.

On July 28, 2023, we completed the previously announced acquisition of AG Twin Brook BDC, Inc. (“AGTB”) via merger, with the Company continuing as the surviving company (the “AGTB Transaction”). As of the effective time (the “Effective Time”), each share of AGTB’s common stock, par value $0.001 per share, outstanding immediately prior to the Effective Time was converted into the right to receive $20.00 per share in cash, without interest, subject to any applicable withholding taxes. We paid cash consideration in connection with the AGTB Transaction of approximately $193 million and had transaction costs of approximately $0.8 million. We acquired $186 million of investments at amortized cost and fair value, with $7 million in other assets net of other liabilities.

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

TPG Transaction

On November 1, 2023, TPG completed its previously announced acquisition of TPG Angelo Gordon and its subsidiaries, including the Adviser and the Fund’s administrator (the “TPG Transaction”).

Under applicable law, the TPG Transaction resulted in an assignment and automatic termination of the amended and restated investment management agreement, dated September 6, 2023, between the Company and the Adviser (the “Prior Investment Management Agreement”). In connection with the TPG Transaction, on November 1, 2023, the Company entered into an amended and restated investment management agreement (the “Investment Management Agreement”) with the Adviser, on terms identical to the Prior Investment Management Agreement. The Fund’s shareholders approved the Investment Management Agreement at a special meeting of shareholders of the Fund held on September 26, 2023. The Fund’s investment objective will remain unchanged as a result of the entry into the Investment Management Agreement.
Allocation of Investments

We may invest alongside investment funds, accounts and investment vehicles managed by TPG Angelo Gordon in certain circumstances where doing so is consistent with our investment strategy, as well as applicable law and SEC staff interpretations. TPG Angelo Gordon and its affiliates, including the Fund and the Adviser, are subject to the same sets of compliance policies and procedures, including policies and procedures governing the allocation of investment opportunities, and, accordingly, the Fund believes it will benefit from its connections with, and position within, the overall TPG Angelo Gordon organization. We, our Adviser and TPG Angelo Gordon have received an exemptive order from the SEC that permits us and certain of our controlled affiliates, subject to certain terms and conditions, to co-invest with other funds managed by the Adviser and TPG Angelo Gordon in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

In addition, in the absence of exemptive relief granted for each investment by the SEC, we will not be permitted to invest in securities of an issuer where entities advised by TPG Angelo Gordon have invested in different securities of that issuer.

TPG Angelo Gordon currently manages a number of private investment funds and managed accounts with investment strategies similar to that of the Fund. In addition, TPG Angelo Gordon or an affiliate serves (and may in the future serve) as general partner or investment adviser for a number of collective investment vehicles and separate accounts, offering investment management services in a diverse range of investment strategies, including some funds and accounts that include investments of the type contemplated herein as part of their investment programs.

To the extent that a particular investment opportunity is suitable for both the Fund and other investment accounts of TPG Angelo Gordon, such investment opportunity will typically be allocated among the Fund and the other accounts pursuant to the overarching TPG Angelo Gordon allocation policies in a manner deemed to be fair and equitable over time which does not favor one client or group of clients taking into consideration such factors as legal, regulatory and tax considerations, availability of capital for investment by the account, liquidity concerns and such other factors as TPG Angelo Gordon deems under the particular circumstances to be relevant in making its investment allocation determination.

When the Adviser and TPG Angelo Gordon determine that it would be appropriate for the Fund and one or more other investment accounts, respectively, to participate in an investment opportunity, they will generally seek to have all accounts participate on an equitable basis. Situations may occur where we could be disadvantaged because of the investment activities conducted by TPG Angelo Gordon, the Adviser and their affiliates for other investment accounts.

Co-Investment Relief

An affiliate of the Adviser has received an exemptive order from the U.S. Securities and Exchange Commission (the “SEC”) that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Fund’s board of trustees (the “Board of Trustees” and each member of the Board of Trustees, a “Trustee”) may establish objective criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Fund will have the opportunity to participate with other public or private TPG Angelo Gordon funds that target similar assets. If an investment falls within the Board Criteria, TPG Angelo Gordon must offer an opportunity for the Fund to participate. The Fund may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Fund (e.g., based on investment strategy). The co-investment would generally be allocated to us and the other TPG Angelo Gordon funds that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board of Trustees at the next quarterly board meeting.

Competition

We will compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in collateralized loan obligations (“CLOs”), structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in private U.S. companies. As a result of these new entrants, competition for investment opportunities in middle market companies may intensify. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. As a result of operating in such a competitive environment, we may make investments that are on less favorable terms than what we may have originally anticipated, which may impact our return on these investments.

Non-Exchange Traded, Perpetual-Life BDC

The Fund is non-exchange traded BDC, meaning its shares are not listed for trading on a stock exchange or other securities market, and a perpetual-life BDC, meaning it is an investment vehicle of indefinite duration, whose common shares are intended to be sold by the BDC monthly on a continuous basis at a price generally equal to the BDC’s monthly NAV per share. In our perpetual-life structure, we offer investors an opportunity to repurchase their shares on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter in our discretion. With a perpetual-life BDC, we believe we can provide a tax-efficient structure that is continuously invested in a full yielding portfolio of investments in the lower middle market asset class, representing a wide range of geographies and industries. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time.

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

We do not believe that being an emerging growth company will have a significant impact on our business or our offering of Common Shares. As stated above, we have elected to opt in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Investment Management Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates. The Investment Team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments. In addition, we will reimburse the Administrator for its costs and expenses, including compensation paid by the Administrator (or its affiliates) to the Fund’s chief compliance officer, chief financial officer and general counsel and their respective staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Fund).

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
Code of Ethics. We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. These codes of ethics are available on the EDGAR Database at http://www.sec.gov and copies may be obtained, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
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
Investment Management Agreement; Administration Agreement

The Adviser provides management services to us pursuant to the Investment Management Agreement. Under the terms of the Investment Management Agreement, the Adviser is responsible for the following:
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

The Adviser’s services under the Investment Management Agreement are not exclusive, and it is free to furnish similar services to other entities, so long as its services to us are not impaired. Following the Fund’s acquisition of the Private BDC, the Adviser does not currently intend to manage other entities.
Compensation of Adviser

Our investment activities are managed by our Adviser, which is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. We have entered into the Investment Management Agreement with the Adviser, pursuant to which we have agreed to pay the Adviser a base management fee and an incentive fee for its services. The cost of both the base management fee and the incentive fee will ultimately be borne by our shareholders.
Base Management Fee

The base management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first business day of the applicable month. For purposes of the Investment Management Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Fund has operations, net assets will be measured as the beginning net assets. Substantial additional fees and expenses may also be charged by the Administrator to the Fund.
Incentive Fee

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

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

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. Under GAAP, we will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Investment Management Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.

Administration Agreement

Under the terms of the Administration Agreement, the Administrator will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board of Trustees, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Fund’s allocable portion of compensation and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Fund’s chief compliance officer, chief financial officer, general counsel and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Fund; and (iii) any internal audit group personnel of TPG Angelo Gordon or any of its affiliates, subject to the limitations described in Investment Management and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator may hire a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.

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
Certain Terms of the Investment Management Agreement and Administration Agreement

Each of the Investment Management Agreement and the Administration Agreement has been approved by the Board of Trustees. Unless earlier terminated as described below, each of the Investment Management Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board of Trustees or by the holders of a majority of our outstanding voting securities (as defined by the 1940 Act) and, in each case, a majority of the Independent Trustees. We may terminate the Investment Management Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the Investment Management Agreement may be made by a majority of the Board of Trustees or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Investment Management Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 60 days’ written notice. The Investment Management Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.

The Adviser and the Administrator shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by the Fund in connection with the matters to which the Investment Management Agreement and Administration Agreement, respectively, relate, provided that the Adviser and the Administrator shall not be protected against any liability to the Fund or its shareholders to which the Adviser or Administrator would otherwise be subject by reason of willful misfeasance, bad faith or negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). Each of the Investment Management Agreement and the Administration Agreement provide that, absent disabling conduct, each of our Adviser and our Administrator, as applicable, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it (collectively, the “Indemnified Parties”) will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Adviser’s services under the Investment Management Agreement and our Administrator’s services under the Administration Agreement or otherwise as adviser or administrator for us. The Adviser and the

Administrator shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained by the Adviser or the Administrator in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where the Adviser or Administrator had reasonable cause to believe its conduct was unlawful. In addition, we will not provide for indemnification of an Indemnified Party for any liability or loss suffered by such Indemnified Party, nor will we provide that an Indemnified Party be held harmless for any loss or liability suffered by us, unless:
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
Payment of Our Expenses Under the Investment Management and Administration Agreements

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to:
1.    investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Management Agreement;
2.    the Fund’s allocable portion of compensation and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Fund’s chief compliance officer, chief financial officer, general counsel and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Fund; and (iii) any internal audit group personnel of TPG Angelo Gordon or any of its affiliates, subject to the limitations described in “Administration Agreement”; and
3.    all other expenses of the Fund’s operations and transactions, including those listed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses.”

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

Distributions

To the extent that we have income available, we intend to distribute monthly dividends to our shareholders. Any distributions we make will be at the discretion of our Board of Trustees, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board of Trustees’ discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our net investment income. See “Item 1.—Business—Taxation as a Regulated Investment Company.”

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

The Adviser has voluntarily agreed to pay up to 0.60% of the shareholder servicing and/or distribution fee on Class S shares sold for a one-year period beginning October 1, 2023.

Subject to FINRA and other limitations on underwriting compensation, we will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class S shares and a shareholder servicing and/or distribution fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly.

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

If and when market quotations are deemed not to represent fair value, we typically utilize independent third party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. The Adviser intends to engage multiple independent valuation firms based on a review of each firm’s expertise and relevant experience in valuing certain securities. In each case, our independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets.

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

Determination of fair values involves subjective judgments and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements contained in this report, refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Our Board of Trustees reviews the adequacy of our policies and procedures regarding valuations and the effectiveness of their implementation.

Available Information

We furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

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

As an investment adviser registered under the Advisers Act, the Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of clients and not subrogate client interests to its own interests. Rule 206(4)-6 under the Advisers Act places specific requirements on registered investment advisers with proxy voting authority.
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

Taxation as a Regulated Investment Company

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to the Fund. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to the Fund. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect).

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

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, the Fund must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year (taking into account certain deferrals and elections), (ii) 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, the Fund will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.

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

Risks Related to Our Business and Structure

We have a limited operating history.

The Fund is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC with a limited operating history. On January 1, 2023, we merged with the Private BDC, which began operations in May 2022. While, on July 28, 2023, we acquired AGTB, which was formed on February 4, 2016, prospective investors have a limited track record or history specific to the Fund on which to base their investment decision. We are subject to the business risks and uncertainties associated with relatively recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless. Further, even though the Adviser and its affiliates have managed other BDCs, neither the Adviser nor its affiliates have previously offered and the Investment Team has limited experience managing a non-traded BDC. While we believe that the past professional experiences of the Adviser and the Investment Team, including investment and financial experience of the Adviser’s senior management, will increase the likelihood that the Adviser will be able to manage the Fund successfully, there can be no assurance that this will be the case.
We cannot guarantee that we will be able to replicate the historical results achieved by other TPG Angelo Gordon products.
Our primary focus in making investments may differ from those of existing investment funds, accounts or other investment vehicles that are or have been managed by TPG Angelo Gordon. We may consider co-investing in portfolio investments with other investment funds, accounts or investment vehicles managed by TPG Angelo Gordon. Any such investments will be subject to regulatory limitations and approvals by Independent Trustees. We can offer no assurance, however, that we will be able to obtain such approvals or develop opportunities that comply with such limitations. There can be no guarantee that we will replicate the historical results achieved by similar strategies managed by TPG Angelo Gordon, and we caution shareholders that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.
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
Our Board of Trustees may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board of Trustees, to impose advance notice bylaw provisions for Trustee nominations or for shareholder proposals, to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature. However, our Declaration of Trust provides that shareholders are entitled to vote upon a proposed amendment to the Declaration of Trust if the amendment would adversely affect the rights of shareholders. Any such amendment must be approved by the holders of more than fifty percent (50%) of the outstanding Common Shares entitled to vote thereon.
Our ability to achieve our investment objective depends on the ability of the Adviser to manage and support our investment process. If the Adviser or TPG Angelo Gordon were to lose any members of their respective senior management teams, our ability to achieve our investment objective could be significantly harmed.
Since we have no employees, we depend on the investment expertise, skill and network of business contacts of the broader networks of TPG Angelo Gordon, the Adviser and its affiliates. The Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of TPG Angelo Gordon and its senior management team. The departure of any members of TPG Angelo Gordon’s senior management team could have a material adverse effect on our ability to achieve our investment objective. Additionally, while the Adviser anticipates that the various TPG Angelo Gordon teams will communicate frequently and assist each other in market intelligence and investment analysis, from time to time communications among the teams may be limited due to the possession of confidential or material non-public information. In such circumstances where the Adviser’s investment professionals are in possession of confidential or material non-public information, the Fund may not be in a position to benefit from any such information, and may be restricted from effecting certain securities transactions for the Fund that otherwise may have been effected.
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
While the Adviser has entered into the Resource Sharing Agreement with TPG Angelo Gordon, pursuant to which TPG Angelo Gordon will provide the Adviser with experienced investment professionals and access to the resources of TPG Angelo Gordon so as to enable the Adviser to fulfill its obligations under the Investment Management Agreement, there can be no assurance that TPG Angelo Gordon will perform its obligations under the Resource Sharing Agreement. In addition, the Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material consequence on the Fund’s operations.
The Investment Management Agreement has been approved pursuant to Section 15 of the 1940 Act. In addition, the Investment Management Agreement has termination provisions that allow the parties to terminate the agreement. The Investment Management Agreement may be terminated at any time, without penalty, by us upon 60 days’ written notice or by the Adviser upon 120 days’ written notice. If the Investment Management Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event the Investment Management Agreement is terminated, it may be difficult for us to replace the Adviser and our financial condition, business and results of operations, as well as our ability to meet our payment obligations under future indebtedness, if any, and pay distributions, are likely to be adversely affected, and the value of our Common Shares may decline.
Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
The Adviser depends on the broader TPG Angelo Gordon relationships with private equity sponsors, investment banks and commercial banks, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser or its organizations fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser or its broader organizations have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

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
We may fund our cash distributions to shareholders from any sources of funds available to us, including proceeds from our continuous offering, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report, including but not limited to the risk that we may not achieve investment results that will allow us to make a specified or stable level of cash distributions and our distributions may decrease over time. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board of Trustees and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Trustees may deem relevant from time to time. We cannot assure shareholders that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of a shareholder’s capital. A return of capital is a return of a shareholder’s investment, rather than a return of earnings or gains derived from our investment activities. A return of capital would generally lower a shareholder’s tax basis in our shares and may result in increased tax liability to the shareholder when it sells such shares.
Although we do not intend to fund distributions from sources other than operating cash flow in the ordinary course, we may fund distributions from other sources, including but not limited to proceeds from our continuous offering if, for example, we determine that it would not be in the best interests of shareholders to sell portfolio investments in a market downturn and we are unable to borrow due to 1940 Act asset coverage limitations to fund distributions. As discussed elsewhere in this Annual Report, we are generally required to distribute 90% of our ordinary income to ensure RIC tax treatment and we may take such actions to ensure we meet the applicable RIC tax treatment requirements. Please see “Federal Income Tax Risks—We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.” To the extent we pay distributions from a source other than net investment income, we are required to notify shareholders of the sources of such distribution pursuant to Section 19 and Rule 19a-1 under the 1940 Act. Any distributions we make will be at the discretion of the Board of Trustees, which has a fiduciary duty to shareholders, taking into account factors such as our disclosure to investors, earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law.
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
Although we have implemented a share repurchase program, we have discretion to not repurchase shares, and our Board of Trustees has the ability to amend or to suspend the program.
Our Board of Trustees may amend or suspend the share repurchase program at any time in its discretion (including to offer to purchase fewer shares). For example, in accordance with our Board of Trustees’ fiduciary duty to the Fund and shareholders, it may amend or suspend the share repurchase program during periods of market dislocation where selling assets to fund a repurchase could have a materially negative impact on remaining shareholders. Shareholders may not be able to sell their shares on a timely basis in the event our Board of Trustees amends or suspends the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. Following any such suspension, the Board of Trustees will reinstate the share repurchase program when appropriate and subject to its fiduciary duty to the Fund and shareholders. We will notify shareholders of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be considered a guaranteed method to sell shares promptly or at a desired price.
The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.
In the event a shareholder chooses to participate in our share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the class of shares being repurchased will be on the repurchase date (the “Repurchase Date”). Although a shareholder will have the ability to withdraw a repurchase request prior to the Repurchase Date, to the extent a shareholder seeks to sell shares to us as part of our periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our shares will be on the Repurchase Date.
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
Uncertainty and volatility in the financial markets and political systems of the United States, the United Kingdom and other countries may have adverse spill-over effects into the global financial markets generally. Moreover, a recession, slowdown and/or a sustained downturn in the U.S. or global economy (or any particular segment thereof) will have a pronounced impact on the Fund and could adversely affect the Fund’s profitability, impede the ability of the Fund’s portfolio companies to perform under or refinance their existing obligations, and impair the Fund’s ability to effectively deploy its capital or realize upon portfolio investments on favorable terms and may have an adverse impact on the business and operations of the Fund. TPG Angelo Gordon and the Adviser may also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry of the U.S. and/or global economies. Any of the foregoing events could result in substantial or total losses to the Fund in respect of certain or all portfolio investments, which losses will likely be exacerbated by the presence of leverage in the Fund’s capital structure. An economic downturn could adversely affect the financial resources of the Fund’s portfolio companies and their ability to make principal and interest payments on, or refinance, outstanding debt when due. In the event of such defaults, whereby portfolio companies default under the Fund’s loans to them, the Fund could lose both invested capital in, and anticipated profits from, the affected portfolio companies. Such marketplace events may also impact the availability and terms of financing for leveraged transactions. Private equity investors have recently been required to finance transactions with a greater proportion of equity relative to prior periods and the terms of debt financing are significantly less flexible for borrowers compared to prior periods. These developments may impair the Fund’s ability to consummate transactions and may cause the Fund to enter into transactions on less attractive terms than those executed by other TPG Angelo Gordon funds.
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

General interest rate fluctuations may have a substantial negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income. In an effort to combat inflation, after increasing the target federal funds rate by 4.25% over the course of 2022, the U.S.

Federal Reserve (“Federal Reserve”) increased rates only by another 1.00% in 2023 via 0.25% increases at four of its first five meetings of 2023.
Because we may borrow money and issue debt securities or preferred shares to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred shares and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase if the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, if the majority of our indebtedness bears interest at fixed rates, with the net impact being an increase to our net investment income. Conversely, if interest rates decrease we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, TPG Angelo Gordon and its affiliates have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate exposure to adverse fluctuations in interest rates, and the Fund may do so in the future. However, we cannot assure shareholders that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
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
Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

The Federal Reserve has raised, and may continue to raise, certain benchmark interest rates in an effort to combat inflation and the Fund as well as our portfolio companies will continue to be impacted by such inflation. Such inflationary pressures have increased the costs of labor, energy and raw materials, have adversely affected consumer spending, economic growth and our portfolio companies’ operations, and may continue to adversely affect our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. Although the Federal Reserve left its benchmark rates steady in the fourth quarter of 2023 and there are reports that it may begin to cut benchmark rates in 2024, the Federal Reserve has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures and there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.
While the U.S. and other developed economies have been experiencing higher-than-normal inflation rates, it remains uncertain whether substantial inflation in the U.S. and other developed economies will be sustained over an extended period of time or have a significant effect on the U.S. or other economies. Inflation may affect the Fund’s investments adversely in a number of ways, including those noted above. During periods of heightened inflation, interest and dividend rates of any instruments the Fund or entities related to portfolio investments may have issued could increase, which would tend to reduce returns to investors in the Fund. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities which are critical to the operation of portfolio companies as noted above. Portfolio companies may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. Some of the Fund’s portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation often have negative effects on the level of economic activity. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. There can be no assurance that continued and more wide-spread inflation in the U.S. and/or other economies will not become a serious problem in the future and have a material adverse impact on the Fund’s returns.

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

The U.S. federal government has established a limit on the level of federal debt that the U.S. federal government can have outstanding, often referred to as the debt ceiling. The U.S. Congress has authority to raise or suspend the debt ceiling and to approve the funding of U.S. federal government operations within the debt ceiling, and has done both frequently in the past, often on a relatively short-term basis. However, contention among policymakers may hinder the enactment of policies to further increase the borrowing limit or address its debt balance in a timely fashion. Twice in the past decade, by the appropriations legislation deadline Congress failed to pass a new appropriations bill or continuing resolution to temporarily extend funding, resulting in U.S. government shutdowns that caused federal agencies to halt non-essential operations. A failure by the U.S. Congress to raise the debt limit would increase the risk of default by the U.S. on its obligations, the risk of a lowering of the U.S. federal government’s credit rating, and the risk of other economic dislocations. Such a failure, or the perceived risk of such a failure, could consequently have a material adverse effect on the financial markets and economic conditions in the U.S. and globally. If economic conditions severely deteriorate as a result of U.S. federal government fiscal gridlock, our operations, or those of our portfolio companies, could be affected, which may adversely impact our financial condition and results of operations.

Additionally, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, including most recently in June 2023. which suspended the debt ceiling through early 2025, unless Congress takes legislative action to further extend or defer it. However, despite taking action to suspend the debt ceiling, ratings agencies have threatened to lower the long-term sovereign credit rating on the United States, including Fitch downgrading the U.S. government’s long-term rating from AAA to AA+ in August 2023 and Moody’s lowering the U.S. government’s credit rating outlook from “stable” to “negative” in November 2023. Further downgrades or warnings by S&P, Moody’s or other rating agencies, and the government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Shares.

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
The ongoing armed conflicts as a result of the Russian invasion of Ukraine and the war between Israel and Hamas may have a material adverse impact on us and our portfolio companies.
On February 24, 2022, President Putin commenced a full-scale invasion of Russia’s pre-positioned forces into Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia on certain businesses and individuals. The Russian invasion of Ukraine and more recently, the war between Israel and Hamas in the Middle East have led, are currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. Furthermore, the aforementioned conflicts and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Fund and the performance of its investments or operations, and the ability of the Fund to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in such conflict zones, they may have adverse consequences related to the ongoing conflict.
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
Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. TPG Angelo Gordon and its affiliates and portfolio companies’ and service providers’ information and technology systems may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, or usage errors by their respective professionals or service providers. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to shareholders (and their beneficial owners) and material non-public information. Although TPG Angelo Gordon has implemented, and portfolio companies and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. TPG Angelo Gordon does not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to TPG Angelo Gordon, its affiliates, the Fund, the shareholders and/or a portfolio company, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in TPG Angelo Gordon’s, its affiliates’, the Fund’s and/or a portfolio company’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders (and their beneficial owners), material non-public information and the intellectual property and trade secrets and other sensitive information of TPG Angelo Gordon and/or portfolio companies. TPG Angelo Gordon, the Fund and/or a portfolio company could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance.
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

We are subject to risks associated with artificial intelligence, including the application of various forms of artificial intelligence such as machine learning technology.

Recent technological advances in artificial intelligence, including machine learning technology (“Machine Learning Technology”), pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. We and the Adviser are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology and its applications continue to develop rapidly, and we cannot predict the risks that may arise from such developments.

Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent we or our portfolio companies are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could adversely impact us or our portfolio companies.

We and/or our portfolio companies may be materially and adversely impacted by global climate change.

Climate change is widely considered to be a significant threat to the global economy. Our business operations and our portfolio companies may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends (such as the process of transitioning to a lower-carbon economy), and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events and rising sea levels and temperatures.

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
In accordance with TPG Angelo Gordon’s co-investment exemptive order, the Fund’s ability to acquire loans could be dependent on the existence and performance of TPG Angelo Gordon’s origination platform, which includes other funds managed by TPG Angelo Gordon and enables TPG Angelo Gordon to commit in size to multiple deals. Therefore, a decrease in TPG Angelo Gordon’s origination platform or its inability to acquire investments suitable for the Fund could reduce or possibly eliminate the ability of the Fund to participate in certain loans within the Fund’s investment objective and would have a material adverse effect on the Fund’s performance. Other TPG Angelo Gordon funds could be subject to certain restrictions on the types of investments they can make, and such restrictions may in effect limit the types of investments the Fund could make to the extent that the Fund is dependent on TPG Angelo Gordon’s origination platform.
Loan origination involves a number of particular risks that may not exist in the case of secondary debt purchases. TPG Angelo Gordon may have to rely more on its own resources to conduct due diligence of the borrower, and such borrower may in some circumstances present a higher credit risk and/or could not obtain debt financing in the syndicated markets. As a result, the diligence is likely to be more limited than the diligence conducted for a broadly syndicated transaction involving an underwriter. Loan origination may also involve additional regulatory risks given licensing requirements for certain types of lending in some jurisdictions, and the scope of these regulatory requirements (and certain permitted exemptions) may vary from jurisdiction to jurisdiction and may change from time to time. In addition, in originating loans, the Fund will compete with a broad spectrum of lenders, some of which may have greater financial resources than the Fund, and some of which may be willing to lend money on better terms (from a borrower’s standpoint) than the Fund. Increased competition for, or a diminution in the available supply of, qualifying loans may result in lower yields on such loans, which could reduce returns to the Fund. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies, particularly companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Adviser will correctly evaluate the value of the assets collateralizing these loans or the prospects for successful repayment or a successful reorganization or similar action.
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
Conditions in the medium-sized U.S. corporate debt market may deteriorate, as seen during the financial crisis related to the COVID-19 pandemic, which may cause pricing levels to similarly decline or be volatile. As a result, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.
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
The portfolio investments in which the Fund invests and TPG Angelo Gordon’s portfolio companies will be subject to various laws for the protection of creditors in the jurisdictions of the portfolio companies concerned.
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

The current macroeconomic environment is characterized by labor shortages, high interest rates, persistent inflation, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. The risks associated with our and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession.

The companies in which we intend to invest may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Recent inflationary pressure and rising interest rates have and may continue to disrupt economic markets. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, has caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
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
We may invest a portion of our portfolio in publicly-traded assets. With such public securities investments, it is not expected that we will be able to negotiate additional financial covenants or other contractual rights, which we might otherwise be able to obtain in making privately negotiated investments. In addition, by investing in publicly-traded securities or assets, we will be subject to U.S. federal and state securities laws, as well as non-U.S. securities laws, that may, among other things, restrict or prohibit our ability to make or sell an investment. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments and to sell existing investments in public securities because TPG Angelo Gordon may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect our investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.
A lack of liquidity in our investments may adversely affect our business.
We generally invest in companies whose securities are not publicly-traded or actively traded on the secondary market, and whose securities are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. Additionally, as an affiliate of TPG Angelo Gordon, the Adviser is not permitted to obtain or use material non-public information in effecting purchases and sales in public securities transactions for us, which could create an additional limitation on the liquidity of our investments. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses. Moreover, investments purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer, market events, economic conditions or investor perceptions.
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

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. These financial instruments may be purchased on exchanges or may be individually negotiated and traded in over-the-counter markets. Use of such financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our shareholders. In addition, tax rules governing our transactions in hedging instruments may affect whether gains and losses recognized by us are treated as ordinary or capital, accelerate our recognition of income or gain, defer losses, and cause adjustments in our holding periods of securities, thereby affecting, among other things, whether capital gains and losses are treated as short-term or long-term. These rules could therefore affect the amount, timing and/or character of distributions to shareholders.
Our investments in the healthcare and pharmaceutical services industry sector are subject to extensive federal, state and local healthcare laws and regulations and certain other risks particular to that industry.

We invest in healthcare and pharmaceutical services. Our investments in portfolio companies that operate in this sector are subject to certain significant risks particular to that industry, including, but not limited to, additional or changing government regulations and policies that could increase compliance and other costs of doing business, risks related to medical technology, and scarcity of management and other personnel with appropriate training, which may impact the business of such portfolio companies. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could subject our portfolio companies engaged in healthcare to potential government inquiries, investigations and/or enforcement proceedings, and ultimately incur civil, criminal and administrative sanctions, including, without limitation, fines, penalties and exclusion from government programs. The application of such laws and regulations can also force these companies to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry. In particular, as health insurance reform such as the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010, has had a significant effect on companies in this industry sector, other current and future health insurance initiatives may force our portfolio companies in this industry sector to change how they do business. We can give no assurance that these portfolio companies will be able to adapt successfully to these changes. Any of these factors could materially adversely affect the operations of a portfolio company in this industry sector and, in turn, impair our ability to timely collect principal and interest payments owed to us.
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
Our Investment Management Agreement entitles the Adviser to receive Pre-Incentive Fee Net Investment Income Returns regardless of any capital losses. In such case, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.
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
There may be conflicts of interest related to TPG Angelo Gordon and the Adviser’s allocation of investment opportunities.
Investment opportunities may be appropriate for different investment vehicles or accounts managed by TPG Angelo Gordon. The overarching TPG Angelo Gordon allocation procedures will typically allocate investment opportunities between the Fund and such other investment vehicles and accounts on a basis deemed to be fair and equitable over time, taking into account a number of factors, such as terms and conditions of the investment vehicles or accounts and investment objectives and strategies. Moreover, in the case of vehicles that have the same investment objective or an overlapping investment objective but have an expected larger borrowing capacity, such vehicles are expected to generally be able to acquire a greater proportion of each investment than vehicles that have no such borrowing capacity. Accordingly, application of the allocation methodology can result in a priority for certain investment vehicles or accounts. In addition, because the decision to pursue an investment opportunity and whether an investment is suitable for the Fund lies within our Adviser’s discretion, it is possible that the Fund may not be given the opportunity to participate in certain investments made by other investment vehicles or accounts. Our Adviser will evaluate a variety of factors that may be relevant in determining whether a particular investment opportunity or strategy is appropriate and feasible for the Fund or the relevant investment vehicle or account at a particular time.
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

In particular, we rely on the Adviser to manage our day-to-day activities and to implement our investment strategy, including assisting with identifying investment opportunities and making investment recommendations to us. The Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, the Adviser, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved. The Adviser and its officers and employees will devote only as much of its or their time to our business as the Adviser and its officers and employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
In addition, following the TPG Inc. (“TPG”) acquisition of TPG Angelo Gordon, an information barrier was created between the historical TPG business and TPG Angelo Gordon, including the Adviser. While information barriers are designed to restrict the flow of information between certain businesses, such barriers may be breached, inadvertently or otherwise, including with respect to information regarding certain investment opportunities, deal pipelines and strategy, which could result in greater restrictions to our and other TPG Angelo Gordon funds’ investment activities.
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
The Adviser and its affiliates have purchased and may in the future purchase our shares. The Adviser and its affiliates will not acquire any shares with the intention to resell or re-distribute such shares. The purchase of shares by the Adviser and its affiliates could create certain risks, including, but not limited to, the following:
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
Moreover, in November 2023, TPG completed its acquisition of TPG Angelo Gordon, the direct parent company of the Adviser. As a result of the acquisition, TPG Angelo Gordon operates its business as a new platform within TPG, which is a publicly traded company. In addition, as a result of the acquisition, the Adviser became an indirect subsidiary of TPG. Uncertainty about the effect of the acquisition of TPG Angelo Gordon with TPG on employees, clients and business of TPG Angelo Gordon, as well as time and attention required by our management team and other personnel of the Adviser to integration and other matters related to the acquisition, may have an adverse effect on TPG Angelo Gordon and subsequently on us and the other funds managed by TPG Angelo Gordon. Retention and motivation of certain employees may be challenging due to the uncertainty and difficulty of integration or a desire not to remain with TPG Angelo Gordon. As a result of the foregoing, management of our company may be adversely affected. Further, the completion of the acquisition may give rise to additional conflicts of interest and competition for investment opportunities among us, other TPG Angelo Gordon funds and TPG funds.
Risks related to limited liability and indemnification of the Adviser and its affiliates under the Investment Management Agreement.
Under the Investment Management Agreement, the Adviser, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, and any person controlling or controlled by the Adviser will not be liable to us, any subsidiary of ours, our Trustees, our shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Management Agreement, except those resulting from acts constituting negligence, willful misfeasance or bad faith on its part in performance of its duties or reckless disregard of the duties and obligations (“disabling conduct”) that the Adviser owes to us under the Investment Management Agreement. In addition, as part of the Investment Management Agreement, we have agreed to indemnify the Adviser and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, from and against, and hold any such party harmless for, any liability or loss suffered by such party, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Management Agreement, except where such liability or loss was the result of (i) negligence or misconduct in the case of the Adviser or an Affiliate (as defined in the Declaration of Trust) or (ii) gross negligence or willful misconduct in the case of a trustee of the Fund who is not also an officer of the Fund, the Adviser or an Affiliate (as defined in the Declaration of Trust) of the Adviser. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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
As a result of the annual distribution requirement to qualify for taxation as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined under the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage meets the threshold set forth in the 1940 Act immediately after each such issuance. The 1940 Act currently requires an asset coverage of at least 150% (i.e., the amount of debt may not exceed two-thirds of the value of our assets). Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately- owned competitors, which may lead to greater shareholder dilution.
We expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying for taxation as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
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
We are prohibited under the 1940 Act from participating in certain principal and joint transactions with certain of our affiliates without the prior approval of a majority of the independent members of our Board of Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board of Trustees. However, we may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for the Adviser between our interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in our best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board of Trustees and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions (including certain co-investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, Trustees, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Adviser, or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Risk Management and Strategy
The Company’s business is highly dependent on the communications and information systems of the Adviser, its affiliates and third-party service providers. The Adviser is an affiliate of TPG Inc. (“TPG”), a leading global alternative asset management firm. We, in conjunction with the Adviser and its affiliates, have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. These processes include responses to and assessments of internal and external threats to the security, confidentiality, integrity and availability of the Company’s data and systems along with other material risks to its operations, at least annually or whenever there are material changes to our systems or operations. As part of the risk management process, TPG engages outside providers to conduct periodic internal and external penetration testing. TPG has informed us that it uses the National Institute of Standards and Technology (or “NIST”) Cybersecurity Framework and the Center for Internet Security (or “CIS”) Critical Security Controls as a guide to help us identify, assess, and manage cybersecurity relevant to our business. This does not imply that TPG, its affiliates or we meet any particular technical standards, specifications, or requirements. TPG stores data, including the Company's data, in cloud environments with security that we believe is appropriate for the data involved and has adopted controls around, among other things, vendor risk assessment, access and acceptable use and backup and recovery.
The Company utilizes certain third-party service providers to perform a variety of functions in the operation of its business. TPG has processes to oversee and identify material risks associated with the use of third-party service providers, taking into account the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider.
As of the date of this report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition. Refer to “Item 1A. Risk Factors” in this Annual Report on Form 10-K, including “Risks Related to our Business and Structure—We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information.”, for additional discussion about cybersecurity-related risks.
Governance
Our Board of Trustees holds oversight responsibility over the Company’s strategy and risk management processes employed by the Adviser, including material risks related to cybersecurity threats. This oversight is executed directly by the Board of Trustees and through its committees. The Board of Trustees regularly engages in discussions with management regarding the Adviser’s risk assessment and risk management policies. In addition, the Audit Committee of our Board of Trustees (the “Audit Committee”) oversees the management of systemic risks, including cybersecurity. The Audit Committee is briefed on the Adviser’s information security program and cybersecurity risks at least once each year and as needed in connection with any potentially material cybersecurity incidents. The Chief Information Security Officer reports periodically to the Audit Committee, and such report may address overall assessment of the Company’s compliance with this and other cybersecurity policies, including topics such as risk assessment, risk management and control decisions, service provider arrangements, test results, security incidents and responses, and recommendations for changes and updates to policies and procedures.
As an externally managed company, we rely on the Adviser and its affiliates’ information systems in connection with our day-to-day operations. Consequently, we also rely on the processes for assessing, identifying, and managing material risks from cybersecurity threats undertaken by TPG. TPG has established an Enterprise Risk Committee (“ERC”) to manage overall risk across the organization including cybersecurity risks identified by TPG's cybersecurity team; the ERC includes representatives from relevant functions and is led by TPG’s Chief Executive Officer. TPG has also established an Operational Risk Committee (“ORC”) responsible for applying the policy decisions of the ERC. Operational responsibility for ensuring the adequacy and effectiveness of the Adviser’s risk management, control and governance processes is assigned to TPG’s Chief Information Security Officer, who periodically reports, among others, potentially material cybersecurity incidents to the ORC and, in coordination with the Chief Information Officer and Head of Operations, reports to the ERC at least annually. The Chief Information Security Officer leads TPG’s cybersecurity team, which includes individuals dedicated to incident detection and response. This team is responsible for identifying threats that can impact the organization, including the Company, and designing controls to mitigate vulnerabilities before they are exploited and to detect and neutralize any threats that do materialize. The Chief Information Security Officer and Chief Information Officer each have more than 20 years of experience in their fields. The Chief Information Security Officer and senior members of the cybersecurity team hold industry standard certifications.

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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Share Issuances

We are conducting a continuous offering of three classes of common shares of beneficial interest (the “Common Shares”): Class S shares, Class I shares and Class D shares. The share classes have different ongoing shareholder servicing fees. Other than the differences in ongoing stockholder servicing fees, each class of Common Shares has the same economics and voting rights. Our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares.

As of February 29, 2024, there were 425 holders of record of our Class I shares, 247 holders of our Class S shares, and 7 holders of our Class D shares.

Common Shares outstanding exclude March 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

Our Board of Trustees’ discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our net investment income. See “Item 1.—Business—Taxation as a Regulated Investment Company.”

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

The following tables reflect dividends declared for each share class for the year ended December 31, 2023.

Year Ended December 31, 2023
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
March 27, 2023	March 31, 2023	April 28, 2023	$0.1800	$3,825
April 26, 2023	April 28, 2023	May 31, 2023	$0.1800	$4,019
May 25, 2023	May 31, 2023	June 30, 2023	$0.1800	$4,103
June 27, 2023	June 30, 2023	July 28, 2023	$0.1800	$4,173
July 25, 2023	July 28, 2023	August 31, 2023	$0.1800	$4,234
August 28, 2023	August 31, 2023	September 30, 2023	$0.1900	$5,117
September 26, 2023	September 30, 2023	October 31, 2023	$0.2000	$5,473
October 28, 2023	October 31, 2023	November 30, 2023	$0.2200	$6,258
November 28, 2023	November 30, 2023	December 29, 2023	$0.2200	$6,538
December 15, 2023	December 29, 2023	January 31, 2024	$0.5700	$17,239

Year Ended December 31, 2023
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
October 28, 2023	October 31, 2023	November 30, 2023	$0.2146	$4
November 28, 2023	November 30, 2023	December 29, 2023	$0.2147	$106
December 15, 2023	December 29, 2023	January 31, 2024	$0.5645	$667

Year Ended December 31, 2023
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
December 15, 2023	December 29, 2023	January 31, 2024	$0.5645	$7

Distribution and Servicing Plan

The Board of Trustees approved a distribution and servicing plan. The following table shows the shareholder servicing and/or distribution fees the Company will pay the Intermediary Manager with respect to the Class S, Class D and Class I shares on an annualized basis as a percentage of the Company’s NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

Shareholder Servicing and/or Distribution Fee as a% of NAV
Class S shares	0.85%
Class D shares	0.25%
Class I shares	— %

Subject to FINRA and other limitations on underwriting compensation, we will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class S shares and a shareholder servicing and/or distribution fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly.

The Adviser has voluntarily agreed to pay up to 0.60% of the shareholder servicing and/or distribution fee on Class S shares sold for a one-year period beginning October 1, 2023.

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

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan (“DRIP”), pursuant to which we will reinvest all cash dividends declared by the Board of Trustees on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board of Trustees authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our DRIP will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

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
Recent Sales of Unregistered Securities
Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report). On January 1, 2023, we completed the Merger with AGTB Private BDC (the “Private BDC”) and commenced operations as the surviving company. Since the Private BDC is the Fund’s accounting predecessor, the following section contains information on the results of operations and financial condition of the Private BDC as of December 31, 2022, and for the period from January 27, 2022 (date of inception) through December 31, 2022. Throughout this section, references to the “Company,” the “Fund,” “TCAP,” “we,” “us” or “our” are to the Fund as the surviving company.
Overview
We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Formed as a Delaware statutory trust on January 27, 2022, we are externally managed by the AGTB Fund Manager, LLC (the “Adviser”), a wholly-owned subsidiary of TPG Angelo Gordon, a diversified credit and real estate investing platform within TPG Inc. (“TPG”) (Nasdaq: TPG), a leading global alternative investment firm. Our Adviser is registered as an investment adviser with the SEC. We also intend to elect to be treated, and intend to qualify annually thereafter, as a regulated investment company (“RIC” under the Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
On November 1, 2023, TPG completed the previously announced acquisition of TPG Angelo Gordon pursuant to which TPG Angelo Gordon, including our Adviser (which also serves as our administrator (the “Administrator”)), became indirect subsidiaries of TPG. In connection with the closing of the TPG Transaction, on November 1, 2023, the Company entered into the amended and restated investment management agreement (as previously defined herein, the “Investment Management Agreement”) with the Adviser. Under applicable law, the TPG Transaction resulted in an assignment and automatic termination of the prior investment management agreement (the “Prior Investment Management Agreement”). Our shareholders approved the Investment Management Agreement at a special meeting of our shareholders held on September 26, 2023. All material terms in the Investment Management Agreement are unchanged from the Prior Investment Management Agreement.

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

As a BDC, we must invest at least 70% of our assets in “eligible portfolio companies,” generally, U.S. private operating companies (or small U.S. public operating companies with a market capitalization of less than $250 million). As a BDC, we may also invest up to 30% of our portfolio in non-eligible portfolio company investments, such as investments in non-U.S. companies, which may include investments in a “passive foreign investment company.” Because we have elected to be regulated as a BDC, and we intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code, our portfolio will also be subject to the diversification and other requirements under the Code. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other TPG Angelo Gordon funds. From time to time, we may co-invest with other TPG Angelo Gordon funds.
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
Our debt investment portfolio consists of primarily floating rate loans. As of December 31, 2023, 100% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as Term SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.
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
As of December 31, 2023, we had borrowings of $643.0 million outstanding at an average all-in rate of 7.96%, which is included in debt on the consolidated statements of assets and liabilities. As of December 31, 2022, we had borrowings of $323.2 million outstanding at an average all-in rate of 6.28%. We incurred approximately $41.0 million of interest and unused commitment fees as of December 31, 2023, respectively, which is included in interest expense on the consolidated statements of operations. The carrying values of borrowings outstanding under the debt facilities approximate fair value.

On March 19, 2024, we issued $90 million, 7.69% senior unsecured notes due March 19, 2027 and $150 million. 7.78% senior unsecured notes due March 19, 2029.
Portfolio and Investment Activity
As of December 31, 2023, based on fair value, our portfolio consisted of 96.09% first lien senior secured debt investments and 3.91% investments in affiliated funds, that hold our equity co-investments. As of December 31, 2022, based on fair value, our portfolio consisted of 96.67% first lien senior secured debt investments and 3.33% investments in affiliated funds.
As of December 31, 2023, we had investments in 195 portfolio companies with an aggregate fair value of $1.4 billion. As of December 31, 2022, we had investments in 46 portfolio companies with an aggregate fair value of $824.5 million.

Our investment activity for the year ended December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022 is presented below (information presented herein is at par value unless otherwise indicated).

(Amounts in thousands)	December 31, 2023	Period from January 27, 2022 (Inception) to December 31, 2022
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$774,291	$1,152,895
Sponsor subordinated note	12	—
Investment in affiliated funds	23,087	27,234
Total principal amount of investments committed	$797,390	$1,180,129
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(132,930)	$(94,508)
Investment in affiliated funds	(123)	—
Total principal amount of investments sold or repaid	$(133,053)	$(94,508)
New debt investments(1):
New commitments	$687,208	$1,152,895
Number of new commitments in new portfolio companies(2)	152	46
Average new commitment amount	$4,521	$25,063
Weighted average term for new commitments (in years)	4.0	4.9
Percentage of new commitments at floating rates	100.0%	100.0%
Percentage of new commitments at fixed rates	—%	—%
(1)Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2)Number of new debt investment commitments represent commitments to a particular portfolio company.
As of December 31, 2023 and December 31, 2022 our investments consisted of the following:

	December 31, 2023		December 31, 2022
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$1,344,371	$1,343,692	$795,429	$797,019
Sponsor subordinated note	13	13	—	—
Investment in affiliated funds	50,235	54,714	27,234	27,468
Total investments	$1,394,619	$1,398,419	$822,663	$824,487

The table below describes investments by industry composition based on fair value as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Aerospace and defense	0.1%	—%
Air freight and logistics	1.5%	2.4%
Auto components	1.6%	0.9%
Chemicals	0.9%	0.5%
Commercial services and supplies	3.0%	2.2%
Construction and engineering	4.5%	6.2%
Containers and packaging	5.0%	6.9%
Distributors	0.2%	—%
Diversified consumer services	7.7%	6.1%
Electrical equipment	0.8%	1.2%
Electronic equipment, instruments and components	1.1%	1.3%
Food and staples retailing	2.8%	3.5%
Food products	3.8%	4.1%
Gas utilities	0.1%	—%
Health care equipment and supplies	3.5%	4.1%
Health care providers and services	28.9%	26.4%
Health care technology	2.2%	3.0%
Household durables	5.6%	6.1%
Industrial Conglomerates	1.1%	—%
Internet and direct marketing retail	0.8%	—%
IT services	1.5%	3.9%
Leisure equipment and products	0.2%	—%
Leisure products	0.1%	—%
Life sciences tools and services	0.1%	—%
Machinery	2.5%	2.2%
Media	8.7%	8.5%
Metals and mining	0.2%	—%
Multisector holdings	3.9%	3.3%
Pharmaceuticals	0.1%	—%
Personal products	0.2%	—%
Professional services	1.1%	1.9%
Real estate management and development	0.2%	—%
Semiconductors and semiconductor equipment	0.1%	—%
Software	1.2%	1.4%
Specialty retail	1.0%	1.2%
Trading companies and distributors	3.5%	2.7%
Water utilities	0.1%	—%
Total	99.9%	100.0%
As of December 31, 2023, 99.9% of our investments were based in the United States and 0.1% were based in Canada. As of December 31, 2022, 100% of our investments were based in the United States.

The weighted average yields and interest rates of our funded debt investments as of December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023	December 31, 2022
Weighted average total yield of funded debt investments at cost (1)	11.7%	10.9%
Weighted average total yield of funded debt investments at fair value(1)	11.7%	10.9%
Weighted average spread over reference rates of all floating rate funded debt investments	5.4%	5.9%
(1)Calculated using actual interest rates in effect as of December 31, 2023 and December 31, 2022 based on borrower elections.
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

The following table shows the composition of our debt investments on the A to F rating scale as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$—	—	$—	—
B	1,306,541	97.2%	797,019	100.0%
C	32,215	2.4%	—	—
D	2,461	0.2%	—	—
E	2,476	0.2%	—	—
F	—	—	—	—
Total	$1,343,693	100.0%	$797,019	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,344,384	100.0%	$795,429	100.0%
Non-accrual	—	—	—	—
Total	$1,344,384	100.0%	$795,429	100.0%
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
The Merger with AGTB Private BDC

On January 1, 2023, we completed the merger (the “Merger”) with AGTB Private BDC (“Private BDC”), with TCAP continuing as the surviving company and Private BDC continuing as the accounting survivor. Therefore, all comparative consolidated financial statements prior to the Merger are those of the Private BDC.

Pursuant to the Merger Agreement, TCAP and Private BDC caused the Merger to be consummated by filing a certificate of merger (the “Certificate of Merger”) with the Secretary of State of the State of Delaware on December 30, 2022. The Merger became effective on January 1, 2023 (the “Effective Time”), as agreed to by the parties and specified in the Certificate of Merger. At the Effective Time, common shares of beneficial interest, par value $0.001 per share, of Private BDC outstanding immediately prior to the Effective Time were converted into a number of Class I shares of beneficial interest, par value $0.001 per share, of TCAP (the “TCAP Common Shares”) equal to a ratio of one to one. As a result, we issued an aggregate of approximately 20.9 million TCAP Common Shares to former Private BDC shareholders. The TCAP Common Shares issued and outstanding immediately prior to the Effective Time remained outstanding upon the Effective Time and were unaffected by the Merger. As a result, immediately following the Merger, we had approximately 20,945,030 Class I shares outstanding, and no Class S or D shares outstanding.

Merger with AG Twin Brook BDC, Inc.

On July 28, 2023, we completed the previously announced acquisition of AG Twin Brook BDC, Inc. (“AGTB”) via merger, with the Company continuing as the surviving company (the “AGTB Transaction”). As of the effective time (the “Effective Time”), each share of AGTB’s common stock, par value $0.001 per share, outstanding immediately prior to the Effective Time was converted into the right to receive $20.00 per share in cash, without interest, subject to any applicable withholding taxes. We paid cash consideration in connection with the AGTB Transaction of approximately $193 million and had transaction costs of approximately $0.8 million. We acquired $186 million of investments at amortized cost and fair value, with $7 million in other assets net of other liabilities.

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
(1)Other assets include a $2 million waiver receivable from the Adviser for operating expenses.

Results of Operations
The following table represents the operating results for the year ended December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022:

(Amounts in thousands)	Year Ended December 31, 2023	Period from January 27, 2022 (Inception) to December 31, 2022
Total investment income	$130,094	$29,241
Less: expenses and taxes	70,426	15,935
Net investment income (loss)	59,668	13,306
Net realized gain (loss)	43	172
Net change in unrealized gain (loss)	1,932	1,824
Net increase (decrease) in net assets resulting from operations	$61,643	$15,302
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income for the year ended December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022, were as follows:

(Amounts in thousands)	Year Ended December 31, 2023	Period from January 27, 2022 (Inception) to December 31, 2022
Interest	$127,216	$26,386
Other	2,878	2,855
Total investment income	$130,094	$29,241

Increases in interest and other investment income were driven by deployment of capital, rising interest rates and an increase in investment activity. Total investments as of December 31, 2023 were $1.4 billion as compared to $824.5 million as of December 31, 2022.

Expenses
Expenses for the year ended December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022, were as follows:

(Amounts in thousands)	Year Ended December 31, 2023	Period from January 27, 2022 (Inception) to December 31, 2022
Interest	$42,950	$8,172
Income incentive fees	8,584	2,061
Management fees	7,724	2,253
Offering costs	3,192	401
Professional fees	1,848	440
Administrative fees	1,811	518
Other	1,281	630
Accounting fees	677	413
Organizational costs	528	391
Insurance fees	413	264
Capital gains incentive fees	247	249
Trustees' fees	180	143
Distribution and shareholder servicing fees	31	—
Total expenses	69,466	15,935
Distribution and shareholder servicing fees waived	(22)	—
Net expenses	$69,444	$15,935
Increases in interest and other expenses were driven by the Company’s continued deployment of capital, rising interest rates and an increase in investment activity and leverage.

Increases in incentive fees are correlated to an increase in results from operations. For the year ended December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022, there were net increases in net assets resulting from operations of $61.6 million, and $15.3 million, respectively. Increases in management fees for the year ended December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022 were driven by the increase in net assets during the periods presented, with the increase in net assets for the year ended December 31, 2023 outpacing that for the period from January 27, 2022 (Inception) to December 31, 2022 by approximately four times, causing a commensurate increase in incentive fees.

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
For the year ended December 31, 2023, the Administrator charged approximately $1.8 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the period from January 27, 2022 (Inception) to December 31, 2022, the Administrator charged approximately $518,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.
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
Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. As of December 31, 2023, we did not accrue U.S. federal excise tax.
We conduct certain activities through our wholly-owned subsidiaries, Twin Brook Equity XVIII Corp., and Twin Brook Equity XXXIII Corp., both of which are Delaware corporations. They are treated as corporations for United States federal income tax purposes and are subject to U.S. federal, state or local income tax. For the year ended December 31, 2023, the Company accrued $0 current federal tax. For the year ended December 31, 2023 the Company accrued approximately $982,000, of deferred federal tax related to the corporations, which is included in “deferred federal tax provision” on the consolidated statements of operations.
Net Change in Unrealized Gains (Losses) on Investment Transactions
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. For the year ended December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022, net unrealized gains (losses) on our investment transactions were as follows:

(Amounts in thousands)	Year Ended December 31, 2023	Period from January 27, 2022 (Inception) to December 31, 2022
Non-controlled, non-affiliated investments	$(2,269)	$1,590
Non-controlled, affiliated investments	4,245	234
Foreign currency forward contracts	(44)	—
Net change in unrealized gain (loss) on investment transactions	$1,932	$1,824
For the year ended December 31, 2023, the net unrealized losses from non-affiliated investments were primarily driven by increased market volatility and offset by the tightening of credit spreads. Unrealized losses were also driven by costs of the AGTB Transaction, totaling $750,000. In accordance with ASC 805-50, those transaction costs were allocated to the assets acquired and immediately resulted in an unrealized loss since the fair value was below the total purchase price when including transaction costs. In accordance with ASC 805-50, those transaction costs were allocated to the assets acquired and immediately resulted in an unrealized loss since the fair value was below the total purchase price when including transaction costs. For the year ended December 31, 2023, the net unrealized gains on affiliated investments were primarily driven by strong performance of underlying portfolio companies.

For the period from January 27, 2022 (Inception) to December 31, 2022, the net unrealized gain was primarily driven by an increase in the fair value of our investments.
Net Realized Gains (Losses) on Investment Transactions
The realized gains and losses on fully and partially exited portfolio companies for the year ended December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022, were as follows:

(Amounts in thousands)	Year Ended December 31, 2023	Period from January 27, 2022 (Inception) to December 31, 2022
Net realized gain (loss) on investments	$43	$172
Net realized gain (loss) on investments	$43	$172
Financial Condition, Liquidity, and Capital Resources
Our liquidity and capital resources are generated primarily from the net proceeds of our continuous offering of common shares, cash flows from interest, dividends and fees earned from our investments and principal repayments, and credit facilities. The primary uses of our cash are (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including paying our Adviser and Administrator or its affiliates), (3) debt service of any borrowings and (4) cash distributions to the holders of our shares.
We may from time to time increase the size of our existing credit facilities. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. There were $643.0 million outstanding borrowings as of December 31, 2023. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash for the year ended December 31, 2023, taken together with our available debt capacity of $226.5 million, is expected to be sufficient for our investing activities and to conduct our operations.
As of December 31, 2023, we had $62.7 million in cash. For the year ended December 31, 2023, we used $498.5 million in cash for operating activities, primarily as a result of funding portfolio investments of $728.0 million and partially offset by other operating activities of $229.5 million. Cash provided by financing activities was $522.7 million during the period, primarily the result of proceeds from the issuance of common shares and debt borrowings.

On March 19, 2024, we issued $90 million, 7.69% senior unsecured notes due March 19, 2027 and $150 million. 7.78% senior unsecured notes due March 19, 2029.
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

As of December 31, 2023, the Company had 31,438,430 shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares for the year ended December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022:

	Year Ended December 31, 2023
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	9,197,698	$236,709
Distributions reinvested	101,791	2,621
Net increase (decrease)	9,299,489	$239,330

	Year Ended December 31, 2023
	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	1,179,452	$30,374
Distributions reinvested	1,758	45
Net increase (decrease)	1,181,210	$30,419

	Year Ended December 31, 2023
	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	12,700	$327
Net increase (decrease)	12,700	$327

	Period from January 27, 2022 (Inception) to December 31, 2022
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	20,943,030	$529,300
Net increase (decrease)	20,943,030	$529,300

Net Asset Value per Share and Offering Price
The Company determines net asset value (“NAV”) for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for the common shares as of December 31, 2023:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2023	$25.39	N/A	N/A
February 28, 2023	$25.59	N/A	N/A
March 31, 2023	$25.67	N/A	N/A
April 30, 2023	$25.65	N/A	N/A
May 31, 2023	$25.67	N/A	N/A
June 30, 2023	$25.75	N/A	N/A
July 31, 2023	$25.75	N/A	N/A
August 31, 2023	$25.79	N/A	N/A
September 30, 2023	$25.80	$25.80	N/A
October 31, 2023	$25.76	$25.76	N/A
November 30, 2023	$25.75	$25.75	$25.75
December 31, 2023	$25.41	$25.41	$25.41

Class S commenced operations on October 2, 2023 and Class D commenced operations on December 1, 2023.

Dividends
We plan to make monthly dividends at the Board’s discretion, starting with the first monthly distribution declared in March 2023. The following table reflects dividends declared on common shares for the year ended December 31, 2023:

Year Ended December 31, 2023
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
March 27, 2023	March 31, 2023	April 28, 2023	$0.1800	$3,825
April 26, 2023	April 28, 2023	May 31, 2023	$0.1800	$4,019
May 25, 2023	May 31, 2023	June 30, 2023	$0.1800	$4,103
June 27, 2023	June 30, 2023	July 28, 2023	$0.1800	$4,173
July 25, 2023	July 28, 2023	August 31, 2023	$0.1800	$4,234
August 28, 2023	August 31, 2023	September 30, 2023	$0.1900	$5,117
September 26, 2023	September 30, 2023	October 31, 2023	$0.2000	$5,473
October 28, 2023	October 31, 2023	November 30, 2023	$0.2200	$6,258
November 28, 2023	November 30, 2023	December 29, 2023	$0.2200	$6,538
December 15, 2023	December 29, 2023	January 31, 2024	$0.5700	$17,239

Year Ended December 31, 2023
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
October 28, 2023	October 31, 2023	November 30, 2023	$0.2146	$4
November 28, 2023	November 30, 2023	December 29, 2023	$0.2147	$106
December 15, 2023	December 29, 2023	January 31, 2024	$0.5645	$667

Year Ended December 31, 2023
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
December 15, 2023	December 29, 2023	January 31, 2024	$0.5645	$7

The following table reflects dividends declared on common shares for the period from January 27, 2022 (Inception) to December 31, 2022:

Period from January 27, 2022 (Inception) to December 31, 2022
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
December 19, 2022	December 30, 2022	January 31, 2023	$0.7500	$15,707

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

For the year ended December 31, 2023, no shares were repurchased.

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

All of the dividends declared for the year ended December 31, 2023 and December 31, 2022 were derived from ordinary income, as determined on a tax basis. Taxable income is an estimate and is not fully determined until the Company's tax return is filed. Differences between taxable income and net investment income and realized gains on a U.S. GAAP basis are reconciled in Note 11 to the financial statements.

Debt
In accordance with the 1940 Act, we can borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations.
For the year ended December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022 the components of interest expense were as follows:

(Amounts in thousands)	Year Ended December 31, 2023	January 27, 2022 (Inception) to December 31, 2022
Interest expense	$41,029	$7,066
Amortization of deferred financing costs	1,921	1,106
Total interest expense	$42,950	$8,172
Average interest rate	7.71%	5.54%
Average daily borrowings	$464,312	$114,023

Credit Facilities

MSPV Credit Facility

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
From time to time, the Transferor expects to sell and/or contribute certain investments to the MSPV Borrower. Proceeds from the MSPV Credit Facility will be used to finance the origination and acquisition of loans by the MSPV Borrower, including the purchase of such assets from the Transferor. The Company retains a residual interest in assets contributed to or acquired by the MSPV Borrower through its ownership of the MSPV Borrower. The MSPV Borrower is subject to meet certain covenants under the MSPV Credit Facility agreement. As of December 31, 2023 and December 31, 2022, the MSPV Borrower was in compliance with all such covenants.
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

ASPV Credit Facility

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

The ASPV Credit Facility is secured by all of the assets of the ASPV Borrower and a pledge of equity interests in the ASPV Borrower. The ASPV Borrower is subject to meet certain covenants under the ASPV Credit Facility agreement. As of December 31, 2023 and December 31, 2022, the ASPV Borrower was in compliance with all such covenants.

Truist Credit Facility

On November 17, 2023, the Company, as borrower, entered into a new Senior Secured Revolving Credit Agreement (as amended, supplemented or otherwise modified from time to time, the “Truist Credit Facility”), with the lenders and issuing banks party thereto and Truist Bank, as administrative agent.

The Company may prepay any class of loans and/or terminate or reduce the revolving commitments of any class under the Truist Credit Facility at any time without penalty. The obligation of the lenders to make loans under the Truist Credit Facility will terminate on November 17, 2027 and the loan facility is scheduled to mature on November 17, 2028. The revolving loans will be subject to an interest rate of, at the Company’s option, adjusted term SOFR plus 2.00% or the alternate base rate plus 1.00%.

The Truist Credit Facility is guaranteed by Twin Brook Capital Funding XXXIII, LLC (the “Guarantor”), a direct and wholly owned subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future. The Truist Credit Facility is secured by all assets of the Company and the Guarantor.

As of December 31, 2023, there are approximately $150.0 million in borrowings outstanding on the ASPV Credit Facility, $350.3 million in borrowings outstanding on the MSPV Credit Facility, and $142.7 million in borrowings outstanding on the Truist Credit Facility. Borrowings under the Company’s facilities are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of December 31, 2023 and December 31, 2022, the asset coverage ratio was 224.2% and 263.6%, respectively.
Credit facility obligations consisted of the following as of December 31, 2023:

	As of December 31, 2023
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value	Assets Pledged as Collateral(2)
ASPV Credit Facility	$300,000	$150,000	$56,227	$150,000	$305,690
MSPV Credit Facility	$500,000	$350,300	$29,127	$350,300	$606,827
Truist Credit Facility	$330,000	$142,700	$141,175	$142,700	$431,188
Total credit facilities	$1,130,000	$643,000	$226,529	$643,000	$1,343,705
(1)The amount available reflects any limitations related to the facilities borrowing bases.
(2)Fair market value of the assets held as collateral in the respective credit facility.

Credit facility obligations consisted of the following as of December 31, 2022:

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

As of December 31, 2023 and December 31, 2022, respectively, the Company did not have borrowings under Short Term Financing Transactions with a third party.

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
As of December 31, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	December 31, 2023	December 31, 2022
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$53	$—
626 Holdings Equity, LLC	118	—
A.P.A Industries, LLC	1,523	—
Abrasive Technology Intermediate, LLC	97	—
ACES Intermediate, LLC	7,114	6,964
Advanced Lighting Acquisition, LLC	324	—
ADVI Health, LLC	1,062	1,062
Advocate RCM Acquisition Corp	2,902	—
AEP Passion Intermediate Holdings, Inc.	16	—

Portfolio Company	December 31, 2023	December 31, 2022
AFC Industries, Inc.	4,628	—
Affinitiv, Inc.	248	—
Agility Intermediate, Inc.	53	—
AHR Intermediate, Inc	7,072	12,139
ARC Healthcare Technologies, LLC	—	9,947
Alliance Environmental Group, LLC	3	—
ALM Media, LLC	971	—
Altamira Material Solutions, LP	37	—
AM Buyer, LLC	95	—
Answer Acquisition, LLC	9	—
Apex Dental Partners, LLC	167	—
Aptitude Health Holdings, LLC	214	—
Aquatic Sales Solutions, LLC	70	—
ASC Ortho Management, LLC	57	—
Ascent Lifting, Inc.	2,500	1,345
ASP Global Acquisition, LLC	485	—
AvCarb, LLC	38	—
Banner Buyer, LLC	370	—
Barkley, LLC	2,300	—
BBG Intermediate Holdings, Inc.	4	—
BCI Burke Holding Corp.	185	—
Beacon Oral Specialists Management LLC	188	—
Beghou Consulting, LLC	2,714	—
Behavior Frontiers, LLC	38	—
Benefit Plan Administrators of Eau Claire, LLC	6,122	8,990
Bio Agri Mix Holdings Inc.	87	—
BPCP EE Intermedco LLC	3,387	—
BPCP WLF Intermedco LLC	7,876	7,876
Bulk Lift International, LLC	1,801	1,748
Canadian Orthodontic Partners Corp.	23	—
CCG Acquisition, Inc.	19	—
Champion Motorsports Group, LLC	56	—
Change Academy at Lake of the Ozarks, LLC	2,556	5,786
CL Services Acquisition, LLC	4,976	—
Community Care Partners, LLC	31	—
Copperweld Group, Inc.	139	—
Cosmetic Solutions, LLC	344	—
CPS HVAC Group, LLC	141	—
CPS Power Buyer, LLC	4,348	4,705
CR Services Intermediate, LLC	101	—
Custom Agronomics Holdings, LLC	2,161	2,312
DealerOn Inc.	314	—
Dermatology Medical Partners OpCo, LLC	9	—
Diamondback Buyer, LLC	56	—
DNS IMI Acquisition Corp	42	—
Domino Equipment Company, LLC	66	—
Double E Company, LLC	2,167	4,314

Portfolio Company	December 31, 2023	December 31, 2022
Dykstra's Auto, LLC	112	—
Edko Acquisition, LLC	38	—
EH Management Company, LLC	26	—
Empire Equipment Company, LLC	439	—
EMSAR Acquisition LLC	13	—
Endodontic Practice Partners, LLC	5,415	6,696
Engelman Baking Co., LLC	200	—
E-Phoenix Acquisition Co. Inc.	75	—
Esquire Deposition Solutions, LLC	3,061	6,007
Ever Fresh Fruit Company, LLC	1,380	—
Exclusive Concepts, LLC	2,880	—
Flourish Research Acquisition, LLC	3,433	—
Formulated Buyer, LLC	234	—
Franchise Fastlane, LLC	15	—
FreshAddress, LLC	30	—
Geriatric Medical and Surgical Supply, LLC	248	—
Gold Medal Holdings, Inc.	5	—
Golden Bear PT Partners, LLC	22	—
Green Monster Acquisition, LLC	11	—
Guardian Dentistry Practice Management, LLC	4	—
H2 Holdco, Inc.	7,349	—
Helpware, Inc.	3,880	3,205
Highland Acquisition, Inc.	30	—
HLSG Intermediate, LLC	239	—
Home Brands Group Holdings, Inc.	48	—
Hultec Buyer, LLC	2,819	—
Hydromax USA, LLC	228	—
Icelandirect, LLC	6	—
Icreon Holdings, LLC	803	1,049
IMA Group Management Company, LLC	201	—
Industrial Air Flow Dynamics, Inc.	2,537	2,114
Infolinks Media Buyco, LLC	38	—
IPC Pain Acquisition, LLC	2,240	11,945
Ironhorse Purchaser, LLC	2,471	11,624
ISSA, LLC	131	—
ITSavvy LLC	2,012	4,784
Johns Byrne LLC	4,039	—
Juniper Landscaping Holdings LLC	7,099	—
K-1 Packaging Group, LLC.	6,748	6,748
Kalkomey Enterprises, LLC	77	—
Kwalu, LLC	5,061	5,061
Lawn Care Holdings Purchaser, Inc	4,506	—
Leonard Group, Inc.	234	—
Load One Purchaser Corporation	9,787	9,214
MacKenzie Childs Acquisition, Inc.	1,799	445
MacNeill Pride Group Corp.	332	—
Mad Rose Company, LLC	395	—

Portfolio Company	December 31, 2023	December 31, 2022
Main Street Gourmet, LLC	38	—
Mattco Forge, Inc.	506	—
Medical Technology Associates, Inc.	1,966	1,929
MetaSource, LLC	94	—
Millennia Patient Services, LLC	53	—
Montway LLC	150	—
MRC Keeler Acquisition, LLC	150	—
MWEC Management, LLC	2,606	—
Nasco Healthcare Inc.	3,322	3,322
NEFCO Holding Company, LLC	6,316	7,270
Nelson Name Plate Company	90	—
Network Partners Acquisition, LLC	150	—
NH Kronos Buyer, Inc.	12,705	12,443
Nimlok Company, LLC	320	—
NTM Acquisition Corp	1,176	—
NutriScience Innovations, LLC	131	—
Optimized Marketing Acquisition, LLC	1,861	1,861
P and R Dental Strategies, LLC	23	—
Peak Dental Services, LLC	38	—
Peak Investment Holdings, LLC	404	—
Peninsula MMGY Corporation	3,691	—
Pentec Acquisition Corp.	75	—
PHGP MB Purchaser, Inc.	88	—
Pink Lily Holdings, LLC	63	—
PPW Acquisition, LLC	30	—
PRA Acquisition, LLC	56	—
Propio LS, LLC	—	905
Premier Early Childhood Education Partners LLC	9,570	—
Purpose Home Health Acquisition, LLC	1,956	8,600
Qin's Buffalo, LLC	105	—
QLS Buyer, Inc	1,629	—
Raneys, LLC	4,825	1,522
Reliable Medical Supply LLC	112	—
Renovation Systems, LLC	1,719	—
Revival Animal Health, LLC	34	—
RKD Group, LLC	4,905	4,905
RMS Health Care Management, LLC	3,018	—
Rose Paving, LLC	4,319	2,006
RQM Buyer, Inc.	165	—
RTP Acquisition, LLC	38	—
Sage Dental Management, LLC	49	—
SAMGI Buyer, Inc.	138	—
SASE Company, LLC	20	—
SCP Beverage Buyer, LLC	25	—
SCP ENT and Allergy Services, LLC	256	—
Shasta Buyer, LLC	2,081	1,962
ShiftKey, LLC	110	—

Portfolio Company	December 31, 2023	December 31, 2022
Silver Falls MSO, LLC	79	—
SimiTree Acquisition LLC	137	—
SIMKO Merger Sub, LLC	6,818	—
Sixarp, LLC	6,912	6,912
Soccer Post Acquisition, LLC	1,856	772
Southeast Primary Care Partners, LLC	225	—
Southern Orthodontic Partners Management, LLC	92	—
Southern Sports Medicine Partners, LLC	35	—
Spear Education Holdings, LLC	4,463	4,463
Spectrum Solutions, LLC	267	—
SPG Holdco, LLC	2,070	—
Star Dental Partners LLC	11,806	—
Starwest Botanicals Acquisition, LLC	96	—
Stax Holding Company, LLC	60	—
Steel City Wash, LLC	16	—
Storm Smart Buyer LLC	105	—
Sun Orchard, LLC	5,336	4,875
Surplus Solutions, LLC	1,771	1,771
Teel Plastics, LLC	324	—
The Channel Company, LLC	45	—
Trademark Global, LLC	18	—
Treat Planet Acquisition, LLC	1,965	—
Triad Technologies, LLC	332	—
TSR Concrete Coatings, LLC	1,534	—
U.S. Urology Partners, LLC	1,401	—
United Land Services Opco Parent, LLC	259	—
Universal Pure, LLC	5,139	12,228
US Foot and Ankle Specialists, LLC	439	12,467
USALCO, LLC	59	—
Vanguard Packaging, LLC	535	—
Varsity DuvaSawko Operating Corp.	537	—
Varsity Rejuvenate Partners, LLC	8,377	—
Vehicle Accessories, Inc.	38	—
VetEvolve Holdings, LLC	14,699	—
Vital Care Buyer, LLC	580	—
WCI Volt Purchaser, LLC	2,249	2,249
Western Veterinary Partners, LLC	24	—
Westminster Cracker Company, Inc.	1,534	—
White Label Communications,LLC	1,534	—
WTWH Buyer, LLC	1,638	1,638
Yard-Nique, Inc	6,030	6,695
Zipline Logistics, LLC	6,214	6,214
Total unfunded portfolio company commitments	$324,051	$243,089
We seek to carefully manage our unfunded portfolio company commitments for purposes of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage ratio, to cover any outstanding portfolio company unfunded commitments we are required to fund.

Contractual Obligations
A summary of our contractual payment obligations under our borrowing arrangements as of December 31, 2023 is as follows:

	Payment Due by Period
(Amounts in millions)	Total	Less than 1 year	1-3	3-5	More than 5 years
ASPV Credit Facility	$150.0	$—	$—	$150.0	$—
MSPV Credit Facility	350.3	—	—	350.3	—
Truist Credit Facility	$142.7	$—	$—	$142.7	$—
Total	$643.0	$—	$—	$643.0	$—

Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the New A&R Investment Management Agreement, the A&R Administration Agreement, Expense Support and Conditional Reimbursement Agreement and the Resource Sharing Agreement.
In addition to the aforementioned agreements, we intend to rely on exemptive relief that has been granted to us, our Adviser, and TPG Angelo Gordon to permit us to co-invest with other funds managed by TPG Angelo Gordon in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as any regulatory requirements and other pertinent factors. See “Item 1. – Notes to Consolidated Financial Statements – Note 6. Agreements and Related Party Transactions” for further description of our related party transactions.
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
As of December 31, 2023, 100% of our debt investments based on fair value in our portfolio were at floating rates.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to Term SOFR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$27.4	$12.9	$14.5
Up 100 basis points	$13.7	$6.4	$7.3
Down 100 basis points	$(13.7)	$(6.4)	$(7.3)
Down 200 basis points	$(27.4)	$(12.9)	$(14.5)
To a limited extent, we may in the future hedge against interest rate fluctuations by using hedging instruments such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective.

96

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm

97

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of AG Twin Brook Capital Income Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of AG Twin Brook Capital Income Fund and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022 by correspondence with the custodians, broker, and underlying investee companies; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 20, 2024

We have served as the auditor of one or more investment companies in the AG Twin Brook BDC group since 2019.

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, New York 10017
T: (646) 471 3000, www.pwc.com/us
98

AG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022

Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $1,344,384 and $795,429, respectively)	$1,343,705	$797,019
Non-controlled/affiliated investments at fair value (amortized cost of $50,235 and $27,234, respectively)	54,714	27,468
Cash	32,210	22,659
Restricted cash	30,496	15,850
Deferred financing costs	9,796	7,892
Interest receivable	6,011	6,023
Deferred offering costs	1,068	459
Prepaid expenses	413	138
Total assets	$1,478,413	$877,508
Liabilities
Unrealized loss on foreign currency forward contracts	$44	$—
Debt (Note 5)	643,000	323,200
Dividend payable	17,913	15,707
Interest payable	7,824	4,782
Income incentive fee payable	2,794	1,412
Accrued expenses and other liabilities payable to affiliate	2,424	1,064
Management fees payable	2,329	1,397
Deferred tax liability	1,371	—
Deferred income	1,367	614
Capital gains incentive fee payable	496	249
Due to affiliate	—	188
Total liabilities	679,562	348,613
Commitments and contingencies (Note 8)
Net assets
Common shares $0.001 par value, unlimited shares authorized; 31,438,430 and 20,943,030 shares issued and outstanding, respectively	$31	$21
Additional paid-in-capital	794,767	528,878
Total distributable earnings (loss)	4,053	(4)
Total net assets	798,851	528,895
Total liabilities and net assets	$1,478,413	$877,508
Net asset value per share	$25.41	$25.25
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

December 31, 2023
Net Asset Value per Share
Class I Shares:
Net assets	$768,513
Common shares $0.001 par value, unlimited shares authorized	30,244,520
Net asset value per share	$25.41
Class S Shares:
Net assets	$30,015
Common shares $0.001 par value, unlimited shares authorized	1,181,210
Net asset value per share	25.41
Class D Shares:
Net assets	$323
Common shares $0.001 par value, unlimited shares authorized	12,700
Net asset value per share	$25.41
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31, 2023	Period from January 27, 2022 (Inception) to December 31, 2022
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$127,216	$26,386
Other	2,878	2,855
Total investment income from non-controlled, non-affiliated investments:	130,094	29,241
Total investment income	130,094	29,241
Expenses
Interest	$42,950	$8,172
Income incentive fees(1)	8,584	2,061
Management fees(1)	7,724	2,253
Offering costs	3,192	401
Professional fees	1,848	440
Administrative fees(1)	1,811	518
Other	1,281	630
Accounting fees	677	413
Organizational costs	528	391
Insurance fees	413	264
Capital gains incentive fees(1)	247	249
Trustees' fees	180	143
Distribution and shareholder servicing fees
Class S	31	—
Class D(2)	—	—
Total expenses	69,466	15,935
Distribution and shareholder servicing fees waived	(22)	—
Net expenses	69,444	15,935
Net investment income (loss) before taxes	$60,650	$13,306
Deferred federal tax provision(3)	982	—
Net investment income (loss) after taxes	$59,668	$13,306
Net realized and unrealized gain (loss) on investment transactions
Net realized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	(11)	172
Non-controlled, affiliated investments	37	—
Foreign currency forward contracts	17	—
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	(2,269)	1,590
Non-controlled, affiliated investments	4,245	234
Foreign currency forward contracts	(44)	—
Total net realized and unrealized gain (loss) on investment transactions	1,975	$1,996
Net increase (decrease) in net assets resulting from operations	$61,643	$15,302
(1)Refer to Note 6 - Agreements and Related Party Transactions
(2)Class D Shareholder Servicing Fees rounds to less than $1,000 for the year ended December 31, 2023
(3)Related to the Company’s wholly-owned, consolidated subsidiaries, Twin Brook Equity XVIII Corp. and Twin Brook Equity XXXIII Corp., which are treated as corporations for United States federal income tax purposes
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31, 2023	Period from January 27, 2022 (Inception) to December 31, 2022
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$59,668	$13,306
Net realized gain (loss)	43	172
Net change in unrealized gain (loss)	1,932	1,824
Net increase (decrease) in net assets resulting from operations	61,643	15,302
Dividends
Class I	(60,979)	(15,707)
Class S	(777)	—
Class D	(7)	—
Net increase (decrease) in net assets resulting from dividends	(61,763)	(15,707)
Capital share transactions
Class I
Proceeds from shares sold	236,709	529,300
Distributions reinvested	2,621	—
Class S
Proceeds from shares sold	30,374	—
Distributions reinvested	45	—
Class D
Proceeds from shares sold	327	—
Distributions reinvested	—	—
Net increase (decrease) in net assets resulting from capital share transactions	270,076	529,300
Total increase (decreases) in net assets	269,956	528,895
Net assets, at beginning of period	528,895	—
Net assets, at end of period	$798,851	$528,895
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Statements of Cash Flows
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31, 2023	Period from January 27, 2022 (Inception) to December 31, 2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$61,643	$15,302
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(26)	(172)
Net change in unrealized (appreciation) depreciation on investments	(1,976)	(1,824)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	44	—
Net accretion on debt instruments	(5,165)	(1,139)
Net paydown gain on debt instruments	(1,000)	(188)
Interest received in-kind	(419)	—
Purchases and drawdowns of investments(1)	(728,029)	(909,087)
Proceeds from sales and paydowns of investments	162,683	87,923
Amortization of deferred financing costs	1,921	1,106
Amortization of deferred offering costs	3,192	401
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	12	(6,023)
(Increase) decrease in prepaid expenses	(275)	(138)
Increase (decrease) in interest payable	3,042	4,782
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	1,360	1,064
Increase (decrease) in income incentive fees payable	1,382	1,412
Increase (decrease) in management fees payable	932	1,397
Increase (decrease) in deferred tax liability	1,371	—
Increase (decrease) in deferred income	753	614
Increase (decrease) in capital gains incentive fees payable	247	249
Increase (decrease) in due to affiliate	(188)	188
Net cash used in operating activities	(498,496)	(804,133)
Cash flows from financing activities
Dividends paid	(56,891)	—
Proceeds from issuance of common shares	267,410	529,300
Borrowings on debt	719,063	578,400
Payments on debt	(399,263)	(255,200)
Payments for deferred financing costs	(3,825)	(8,998)
Payments for deferred offering costs	(3,801)	(860)
Net cash provided by financing activities	522,693	842,642
Net change in cash	24,197	38,509
Cash and restricted cash
Cash and restricted cash, beginning of period	38,509	—
Cash and restricted cash, end of period	$62,706	$38,509
Supplemental and non-cash information
Distributions reinvested	$2,666	$—
Cash paid during the period for interest	$37,987	$2,284
Dividends payable	$17,913	$—
The following table provides a reconciliation of cash and restricted cash reported within the consolidated statements of assets and liabilities:
The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31, 2023	Period from January 27, 2022 (Inception) to December 31, 2022
Cash	$32,210	$22,659
Restricted cash	30,496	15,850
Total cash and restricted cash	$62,706	$38,509
(1) As of December 31, 2023, includes investments acquired from the merger with AG Twin Brook BDC, Inc., including $186.3 million of investments and $0.8 million of associated transaction costs. See Note 10 for further details.
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt
Aerospace and defense
Mattco Forge, Inc (6)	First lien senior secured revolving loan	S +	5.25%	10.86%	12/6/2024	$506	$(5)	$(4)	0.00%
Mattco Forge, Inc	First lien senior secured term loan	S +	5.25%	10.86%	1/6/2025	2,064	2,050	2,048	0.26%
							2,045	2,044	0.26%
Air freight and logistics
Load One Purchaser Corporation (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.61%	6/21/2028	$6,230	$(87)	$(85)	(0.01)%
Load One Purchaser Corporation (6)	First lien senior secured revolving loan	S +	6.00%	11.61%	6/21/2028	3,557	(52)	(48)	(0.01)%
Load One Purchaser Corporation	First lien senior secured term loan	S +	6.00%	11.61%	6/21/2028	14,144	13,924	13,942	1.74%
Zipline Logistics, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.47%	9/19/2027	4,527	(67)	(62)	(0.01)%
Zipline Logistics, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.47%	9/19/2027	1,687	(25)	(23)	0.00%
Zipline Logistics, LLC	First lien senior secured term loan	S +	6.00%	11.47%	9/19/2027	6,855	6,743	6,752	0.85%
							20,436	20,476	2.56%
Auto components
A.P.A. Industries, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.61%	1/10/2028	$1,523	$(31)	$(29)	0.00%
A.P.A. Industries, LLC	First lien senior secured term loan	S +	6.00%	11.61%	1/10/2028	9,568	9,368	9,379	1.16%
AvCarb, LLC	First lien senior secured delayed draw term loan	S +	2.00% + 5.00% PIK	13.61%	11/12/2026	233	229	229	0.03%
AvCarb, LLC (6)	First lien senior secured revolving loan	S +	2.00% + 5.00% PIK	12.90%	11/12/2026	38	—	(1)	—%
AvCarb, LLC	First lien senior secured term loan	S +	2.00% + 5.00% PIK	12.90%	11/12/2026	498	493	491	0.06%
Certified Collision Group Acquisition Corp (6)	First lien senior secured revolving loan	S +	6.00%	11.61%	5/17/2027	19	—	—	0.00%
Certified Collision Group Acquisition Corp	First lien senior secured term loan	S +	6.00%	11.61%	5/17/2027	420	418	416	0.05%
Raneys, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.11%	6/7/2027	4,848	1,262	1,274	0.16%
Raneys, LLC	First lien senior secured revolving loan	P +	5.50%	14.00%	6/7/2027	1,560	208	209	0.03%
Raneys, LLC	First lien senior secured term loan	S +	6.50%	12.11%	6/7/2027	9,298	9,134	9,149	1.15%
Vehicle Accessories, Inc (6)	First lien senior secured revolving loan	S +	5.25%	10.72%	11/30/2026	38	—	—	0.00%
Vehicle Accessories, Inc	First lien senior secured term loan	S +	5.25%	10.72%	11/30/2026	1,649	1,650	1,644	0.21%
							22,731	22,761	2.85%
Chemicals
AM Buyer, LLC	First lien senior secured revolving loan	S +	6.75%	12.39%	5/1/2025	$111	$15	$15	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
AM Buyer, LLC	First lien senior secured term loan	S +	6.75%	12.36%	5/1/2025	465	464	462	0.06%
Answer Acquisition, LLC	First lien senior secured revolving loan	S +	5.75%	11.25%	12/30/2026	38	28	28	0.00%
Answer Acquisition, LLC	First lien senior secured term loan	S +	5.75%	11.25%	12/30/2026	1,682	1,668	1,662	0.21%
Custom Agronomics Holdings, LLC	First lien senior secured revolving loan	S +	6.50%	11.97%	8/30/2027	2,357	162	165	0.02%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	12.11%	8/30/2027	4,124	4,061	4,065	0.51%
SASE Company, LLC	First lien senior secured revolving loan	S +	6.00%	11.47%	11/15/2026	38	18	18	0.00%
SASE Company, LLC	First lien senior secured term loan	S +	6.00%	11.47%	11/15/2026	1,599	1,587	1,581	0.20%
Teel Plastics, LLC (6)	First lien senior secured revolving loan	S +	5.00%	10.47%	1/24/2025	324	(1)	(1)	0.00%
Teel Plastics, LLC	First lien senior secured term loan	S +	5.00%	10.47%	1/24/2025	1,769	1,770	1,765	0.21%
USALCO, LLC	First lien senior secured revolving loan	S +	6.00%	11.47%	10/19/2026	100	41	41	0.01%
USALCO, LLC	First lien senior secured term loan	S +	6.00%	11.61%	10/19/2027	2,545	2,529	2,522	0.32%
							12,342	12,323	1.54%
Commercial services and supplies
Alliance Environmental Group, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.61%	12/30/2027	$54	$53	$52	0.01%
Alliance Environmental Group, LLC	First lien senior secured revolving loan	S +	6.00%	11.61%	12/30/2027	38	34	33	0.00%
Alliance Environmental Group, LLC	First lien senior secured term loan	S +	3.00% + 3.00% PIK	11.61%	12/30/2027	2,146	2,111	2,059	0.26%
Edko Acquisition, LLC (6)(8)	First lien senior secured revolving loan	S +	5.75%	11.36%	6/25/2026	38	—	—	0.00%
Edko Acquisition, LLC	First lien senior secured term loan	S +	5.75%	11.36%	6/25/2026	1,128	1,120	1,116	0.14%
Franchise Fastlane, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.89%	5/2/2027	15	—	—	0.00%
Franchise Fastlane, LLC	First lien senior secured term loan	S +	5.25%	10.89%	5/2/2027	1,158	1,146	1,142	0.14%
Gold Medal Holdings, Inc (9)	First lien senior secured revolving loan	S +	7.00%	12.62%	3/17/2027	50	45	45	0.01%
Gold Medal Holdings, Inc	First lien senior secured term loan	S +	7.00%	12.61%	3/17/2027	717	713	710	0.09%
Green Monster Acquisition, LLC	First lien senior secured revolving loan	S +	5.75%	11.22%	12/28/2026	38	26	26	0.00%
Green Monster Acquisition, LLC	First lien senior secured term loan	S +	5.75%	11.40%	12/28/2026	1,157	1,146	1,142	0.14%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.97%	3/31/2028	95	94	94	0.01%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.97%	3/31/2028	355	149	153	0.02%
HLSG Intermediate, LLC	First lien senior secured revolving loan	S +	6.50%	11.97%	3/31/2028	60	19	19	0.00%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	6.50%	12.11%	3/31/2028	645	632	640	0.08%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	6.50%	11.97%	3/31/2028	994	990	986	0.12%
Industrial Air Flow Dynamics, Inc (6)	First lien senior secured revolving loan	S +	6.25%	11.78%	8/5/2028	2,537	(39)	(35)	0.00%
Industrial Air Flow Dynamics, Inc	First lien senior secured term loan	S +	6.25%	11.78%	8/5/2028	17,579	17,286	17,318	2.17%
Nimlok Company, LLC (6)(10)	First lien senior secured revolving loan	S +	5.50%	11.11%	11/27/2024	320	(2)	(3)	0.00%
Nimlok Company, LLC	First lien senior secured term loan	S +	5.50%	11.11%	11/27/2025	2,607	2,592	2,584	0.32%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
PRA Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.00%	5/12/2028	56	(1)	(1)	0.00%
PRA Acquisition, LLC	First lien senior secured term loan	S +	6.50%	12.00%	5/12/2028	635	621	620	0.08%
Quality Liaison Services of North America, Inc (6)	First lien senior secured revolving loan	S +	6.00%	11.53%	5/2/2028	1,629	(35)	(33)	0.00%
Quality Liaison Services of North America, Inc	First lien senior secured term loan	S +	6.00%	11.53%	5/2/2028	12,849	12,563	12,578	1.57%
Steel City Wash, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.61%	12/27/2026	141	140	140	0.02%
Steel City Wash, LLC	First lien senior secured revolving loan	S +	6.00%	11.61%	12/27/2026	38	21	21	0.00%
Steel City Wash, LLC	First lien senior secured term loan	S +	6.00%	11.61%	12/27/2026	786	780	777	0.10%
							42,204	42,183	5.28%
Construction and engineering
BCI Burke Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	11.11%	12/14/2027	$129	$22	$22	0.00%
BCI Burke Holding Corp (6)	First lien senior secured revolving loan	S +	5.50%	11.11%	12/14/2027	79	(1)	(1)	0.00%
BCI Burke Holding Corp	First lien senior secured term loan	S +	5.50%	11.11%	12/14/2027	815	811	808	0.10%
CPS HVAC Group, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.36%	12/15/2026	150	31	26	0.00%
CPS HVAC Group, LLC (11)	First lien senior secured revolving loan	S +	6.75%	12.36%	12/15/2026	38	12	10	0.00%
CPS HVAC Group, LLC	First lien senior secured term loan	S +	6.75%	12.36%	12/15/2026	269	264	254	0.03%
Domino Equipment Company, LLC	First lien senior secured revolving loan	S +	6.50%	11.97%	4/1/2026	79	12	7	0.00%
Domino Equipment Company, LLC	First lien senior secured term loan	S +	6.25% + 0.25% PIK	11.97%	4/1/2026	506	498	467	0.06%
Highland Acquisition, Inc (6)	First lien senior secured revolving loan	S +	5.25%	10.86%	3/9/2027	30	—	—	0.00%
Highland Acquisition, Inc	First lien senior secured term loan	S +	5.25%	10.86%	3/9/2027	871	862	859	0.11%
Ironhorse Purchaser, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.11%	9/30/2027	9,319	9,219	9,228	1.16%
Ironhorse Purchaser, LLC (12)	First lien senior secured revolving loan	S +	6.50%	12.11%	9/30/2027	5,813	3,262	3,286	0.41%
Ironhorse Purchaser, LLC	First lien senior secured term loan	S +	6.50%	12.11%	9/30/2027	30,299	29,930	29,976	3.76%
Rose Paving, LLC	First lien senior secured revolving loan	S +	5.50%	11.20%	11/7/2028	5,055	631	639	0.08%
Rose Paving, LLC	First lien senior secured term loan	S +	5.50%	11.00%	11/7/2028	17,427	17,068	17,095	2.14%
							62,621	62,676	7.85%
Containers and packaging
Bulk Lift International, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.36%	11/15/2027	$127	$125	$125	0.02%
Bulk Lift International, LLC (6)	First lien senior secured revolving loan	S +	6.75%	12.36%	11/15/2027	1,801	(39)	(39)	0.00%
Bulk Lift International, LLC	First lien senior secured term loan	S +	6.75%	12.36%	11/15/2027	6,180	6,043	6,048	0.76%
Innovative FlexPak, LLC	First lien senior secured revolving loan	S +	7.00%	12.47%	1/23/2025	627	492	428	0.05%
Innovative FlexPak, LLC	First lien senior secured term loan	S +	7.00%	12.47%	1/23/2025	2,616	2,048	1,786	0.22%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Innovative FlexPak, LLC	First lien senior secured term loan	S +	20.00% PIK	20.00%	1/23/2025	384	292	262	0.03%
Johns Byrne LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.60%	8/31/2029	2,578	(60)	(57)	(0.01)%
Johns Byrne LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.60%	8/31/2029	1,460	(34)	(32)	0.00%
Johns Byrne LLC	First lien senior secured term loan	S +	6.25%	11.60%	8/31/2029	9,644	9,418	9,427	1.18%
K-1 Packaging Group LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.86%	10/6/2027	6,748	(127)	(120)	(0.02)%
K-1 Packaging Group LLC	First lien senior secured term loan	S +	6.25%	11.86%	10/6/2027	31,406	30,749	30,805	3.86%
MRC Keeler Acquisition LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.25%	12/4/2025	73	72	68	0.01%
MRC Keeler Acquisition LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.25%	12/4/2025	150	(1)	(10)	0.00%
MRC Keeler Acquisition LLC	First lien senior secured term loan	S +	5.75%	11.25%	12/4/2025	904	899	846	0.11%
Sixarp, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	10.86%	8/5/2027	3,180	(45)	(42)	(0.01)%
Sixarp, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.86%	8/5/2027	3,732	(54)	(49)	(0.01)%
Sixarp, LLC	First lien senior secured term loan	S +	5.25%	10.86%	8/5/2027	19,627	19,319	19,349	2.42%
Vanguard Packaging, LLC (6)	First lien senior secured revolving loan	S +	5.00%	10.47%	8/9/2024	535	(2)	(2)	0.00%
Vanguard Packaging, LLC	First lien senior secured term loan	S +	5.00%	10.47%	8/9/2024	1,092	1,092	1,089	0.14%
							70,187	69,882	8.75%
Distributors
RTP Acquisition, LLC (6)	First lien senior secured revolving loan	P +	5.50%	14.00%	8/17/2026	$38	$(1)	$(1)	0.00%
RTP Acquisition, LLC	First lien senior secured term loan	S +	6.50%	11.97%	8/17/2026	2,720	2,676	2,678	0.34%
							2,675	2,677	0.34%
Diversified consumer services
50Floor, LLC	First lien senior secured revolving loan	S +	7.75%	13.25%	12/31/2025	$199	$145	$138	0.02%
50Floor, LLC	First lien senior secured term loan	S +	2.75% + 5.00% PIK	13.25%	12/31/2026	965	957	917	0.11%
ACES Intermediate, Inc (6)	First lien senior secured revolving loan	S +	5.50%	10.97%	7/27/2027	7,114	(101)	(94)	(0.01)%
ACES Intermediate, Inc	First lien senior secured term loan	S +	5.50%	10.97%	7/27/2027	31,977	31,495	31,528	3.93%
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.79%	4/25/2028	7,258	3,754	3,762	0.47%
CL Services Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.78%	4/25/2028	1,629	(35)	(33)	0.00%
CL Services Acquisition, LLC	First lien senior secured term loan	S +	6.25%	11.78%	4/25/2028	10,221	9,987	10,002	1.25%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.00%	12/30/2027	7,402	5,697	5,724	0.72%
Esquire Deposition Solutions, LLC	First lien senior secured revolving loan	S +	6.50%	12.00%	12/30/2027	2,162	597	611	0.08%
Esquire Deposition Solutions, LLC	First lien senior secured term loan	S +	6.50%	12.00%	12/30/2027	15,895	15,518	15,617	1.95%
Home Brands Group Holdings, Inc (6)	First lien senior secured revolving loan	S +	4.75%	10.29%	11/8/2026	48	(1)	(1)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Home Brands Group Holdings, Inc	First lien senior secured term loan	S +	4.75%	10.29%	11/8/2026	1,701	1,688	1,682	0.21%
ISSA, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.86%	3/1/2027	131	(2)	(2)	0.00%
ISSA, LLC	First lien senior secured term loan	S +	6.25%	11.86%	3/1/2027	1,858	1,836	1,834	0.23%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	6.25%	12.07%	12/29/2026	7,060	509	560	0.07%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.94%	12/29/2026	87	86	86	0.01%
Juniper Landscaping Holdings LLC (13)	First lien senior secured revolving loan	S +	6.25%	12.06%	12/29/2026	820	121	127	0.02%
Juniper Landscaping Holdings LLC	First lien senior secured term loan	S +	6.25%	11.86%	12/29/2026	3,032	2,989	2,996	0.38%
Kalkomey Enterprises, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.00%	4/24/2025	77	—	(1)	0.00%
Kalkomey Enterprises, LLC	First lien senior secured term loan	S +	6.50%	12.00%	4/24/2026	1,037	1,032	1,029	0.13%
Lawn Care Holdings Purchaser, Inc	First lien senior secured delayed draw term loan	P +	5.50%	14.00%	10/24/2028	4,598	786	786	0.10%
Lawn Care Holdings Purchaser, Inc (6)	First lien senior secured revolving loan	S +	6.50%	12.12%	10/24/2028	828	(24)	(24)	—%
Lawn Care Holdings Purchaser, Inc	First lien senior secured term loan	S +	6.50%	12.12%	10/24/2028	2,916	2,831	2,830	0.35%
PPW Acquisition, LLC	First lien senior secured revolving loan	S +	6.75%	12.37%	9/30/2026	38	6	5	0.00%
PPW Acquisition, LLC	First lien senior secured term loan	S +	4.25% + 2.50% PIK	12.50%	9/30/2026	603	588	563	0.07%
Premier Early Childhood Education Partners LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.22%	11/22/2028	10,983	2,523	2,523	0.32%
Premier Early Childhood Education Partners LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.22%	11/22/2028	1,380	(34)	(34)	—%
Premier Early Childhood Education Partners LLC	First lien senior secured term loan	S +	5.75%	11.22%	11/22/2028	8,313	8,108	8,107	1.01%
TSR Concrete Coatings, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.75%	9/22/2028	1,534	(36)	(35)	—%
TSR Concrete Coatings, LLC	First lien senior secured term loan	S +	6.25%	11.75%	9/22/2028	6,211	6,063	6,071	0.76%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.11%	3/23/2026	1,621	1,384	1,380	0.17%
United Land Services Opco Parent, LLC	First lien senior secured revolving loan	S +	6.50%	12.11%	3/23/2026	150	108	108	0.01%
United Land Services Opco Parent, LLC	First lien senior secured term loan	S +	6.50%	12.11%	3/23/2026	356	352	351	0.04%
Yard-Nique, Inc	First lien senior secured delayed draw term loan	S +	6.00%	11.50%	4/30/2026	6,234	963	965	0.12%
Yard-Nique, Inc	First lien senior secured revolving loan	S +	5.00%	10.50%	4/30/2026	889	74	75	0.01%
Yard-Nique, Inc	First lien senior secured term loan	S +	6.00%	11.50%	4/30/2026	7,072	7,006	7,012	0.88%
							106,970	107,165	13.41%
Electrical equipment
AEP Passion Intermediate Holdings, Inc	First lien senior secured delayed draw term loan	S +	6.50%	11.96%	10/5/2027	$71	$69	$69	0.01%
AEP Passion Intermediate Holdings, Inc	First lien senior secured revolving loan	S +	6.50%	11.96%	10/5/2027	48	31	31	0.00%
AEP Passion Intermediate Holdings, Inc	First lien senior secured term loan	S +	6.50%	12.04%	10/5/2027	1,268	1,245	1,240	0.16%
WCI Volt Purchaser, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.86%	9/15/2028	2,249	(35)	(32)	0.00%
WCI Volt Purchaser, LLC	First lien senior secured term loan	S +	5.25%	10.86%	9/15/2028	9,632	9,474	9,488	1.18%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
							10,784	10,796	1.35%
Electronic equipment, instruments and components
Advanced Lighting Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.47%	11/22/2025	$324	$—	$—	0.00%
Advanced Lighting Acquisition, LLC	First lien senior secured term loan	S +	6.00%	11.47%	11/22/2025	1,181	1,182	1,179	0.15%
ITSavvy LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.78%	8/8/2028	1,553	1,309	1,309	0.16%
ITSavvy LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.89%	8/8/2028	1,778	(14)	(11)	0.00%
ITSavvy LLC	First lien senior secured term loan	S +	5.25%	10.89%	8/8/2028	11,801	11,705	11,723	1.47%
Nelson Name Plate Company	First lien senior secured delayed draw term loan	S +	5.50%	11.11%	10/18/2026	118	117	116	0.01%
Nelson Name Plate Company (6)	First lien senior secured revolving loan	S +	5.50%	11.11%	10/18/2026	90	(1)	(1)	0.00%
Nelson Name Plate Company	First lien senior secured term loan	S +	5.50%	11.11%	10/18/2026	892	885	880	0.11%
							15,183	15,195	1.90%
Food and staples retailing
Engelman Baking Co, LLC	First lien senior secured revolving loan	S +	5.50%	10.97%	2/28/2025	$207	$6	$6	0.00%
Engelman Baking Co, LLC	First lien senior secured term loan	S +	5.50%	10.97%	2/28/2025	706	704	702	0.09%
Ever Fresh Fruit Company, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.96%	11/17/2028	1,380	(34)	(34)	0.00%
Ever Fresh Fruit Company, LLC	First lien senior secured term loan	S +	6.50%	11.96%	11/17/2028	7,363	7,182	7,180	0.90%
Mad Rose Company, LLC (6)(14)	First lien senior secured revolving loan	S +	6.50%	12.15%	5/7/2026	395	(5)	(4)	0.00%
Mad Rose Company, LLC	First lien senior secured term loan	S +	6.25%	11.90%	5/7/2026	2,928	2,892	2,895	0.36%
Main Street Gourmet, LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.86%	11/10/2025	41	41	41	0.01%
Main Street Gourmet, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.86%	11/10/2025	38	—	—	0.00%
Main Street Gourmet, LLC	First lien senior secured term loan	S +	5.25%	10.86%	11/10/2025	1,110	1,106	1,102	0.14%
NutriScience Innovations, LLC (6)(15)	First lien senior secured revolving loan	S +	7.00%	12.61%	4/21/2026	131	(1)	(1)	0.00%
NutriScience Innovations, LLC	First lien senior secured term loan	S +	7.00%	12.61%	4/21/2026	390	387	385	0.05%
Qin's Buffalo, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.61%	5/5/2027	75	(1)	(1)	0.00%
Qin's Buffalo, LLC	First lien senior secured revolving loan	P +	5.00%	13.50%	5/5/2027	38	7	7	0.00%
Qin's Buffalo, LLC	First lien senior secured term loan	S +	6.00%	11.61%	5/5/2027	531	524	523	0.07%
SCP Beverage Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	11.15%	11/24/2026	38	12	12	0.00%
SCP Beverage Buyer, LLC	First lien senior secured term loan	S +	5.50%	11.15%	11/24/2026	7,184	7,117	7,090	0.89%
Universal Pure, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.51%	10/31/2028	364	37	38	0.00%
Universal Pure, LLC (16)	First lien senior secured revolving loan	S +	6.00%	11.50%	10/31/2028	7,142	2,163	2,170	0.27%
Universal Pure, LLC	First lien senior secured term loan	S +	6.00%	11.50%	10/31/2028	17,675	17,268	17,280	2.15%
							39,405	39,391	4.93%
Food products

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
BPCP WLF Intermedco LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.50%	8/19/2027	$5,846	$(85)	$(78)	(0.01)%
BPCP WLF Intermedco LLC	First lien senior secured revolving loan	S +	6.00%	11.50%	8/19/2027	3,383	1,304	1,308	0.16%
BPCP WLF Intermedco LLC	First lien senior secured term loan	S +	6.00%	11.50%	8/19/2027	23,092	22,735	22,765	2.86%
Icelandirect, LLC	First lien senior secured revolving loan	S +	6.50%	12.11%	7/30/2026	38	32	32	0.00%
Icelandirect, LLC	First lien senior secured term loan	S +	6.50%	12.11%	7/30/2026	707	701	699	0.09%
Starwest Botanicals Acquisition, LLC	First lien senior secured revolving loan	S +	5.25%	10.72%	4/30/2027	174	70	68	0.01%
Starwest Botanicals Acquisition, LLC	First lien senior secured term loan	S +	5.25%	10.72%	4/30/2027	799	761	753	0.09%
Sun Orchard, LLC (6)	First lien senior secured revolving loan	S +	5.00%	10.61%	7/8/2027	5,336	(75)	(69)	(0.01)%
Sun Orchard, LLC	First lien senior secured term loan	S +	5.00%	10.61%	7/8/2027	11,414	11,253	11,258	1.41%
Treat Planet Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.11%	1/11/2028	1,965	(48)	(46)	(0.01)%
Treat Planet Acquisition, LLC	First lien senior secured term loan	S +	6.50%	12.11%	1/11/2028	7,228	7,046	7,052	0.88%
Westminster Cracker Company, Inc (6)	First lien senior secured revolving loan	S +	6.25%	11.71%	8/30/2026	1,534	(23)	(22)	0.00%
Westminster Cracker Company, Inc	First lien senior secured term loan	S +	6.25%	11.71%	8/30/2026	9,721	9,567	9,578	1.20%
							53,238	53,298	6.67%
Gas utilities
Hydromax USA, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.21%	12/30/2026	$111	$107	$109	0.01%
Hydromax USA, LLC (6)	First lien senior secured revolving loan	S +	6.75%	12.21%	12/30/2026	228	(8)	(5)	0.00%
Hydromax USA, LLC	First lien senior secured term loan	S +	6.75%	12.21%	12/30/2026	1,204	1,164	1,179	0.15%
							1,263	1,283	0.16%
Health care equipment and supplies
626 Holdings Equity LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.57%	2/14/2028	$313	$220	$220	0.03%
626 Holdings Equity LLC	First lien senior secured revolving loan	S +	6.00%	11.65%	2/14/2028	75	44	44	0.01%
626 Holdings Equity LLC	First lien senior secured term loan	S +	6.00%	11.61%	2/14/2028	875	864	861	0.11%
EMSAR Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.11%	3/30/2026	214	212	211	0.03%
EMSAR Acquisition LLC	First lien senior secured revolving loan	S +	6.50%	12.11%	3/30/2026	134	119	119	0.01%
EMSAR Acquisition LLC	First lien senior secured term loan	S +	6.50%	12.11%	3/30/2026	1,037	1,024	1,024	0.13%
Medical Technology Associates, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.61%	7/25/2028	1,966	(37)	(35)	0.00%
Medical Technology Associates, LLC	First lien senior secured term loan	S +	6.00%	11.61%	7/25/2028	19,275	18,885	18,932	2.36%
Nasco Healthcare Inc. (6)(17)	First lien senior secured revolving loan	S +	5.75%	11.25%	6/30/2025	3,322	(23)	(20)	—%
Nasco Healthcare Inc.	First lien senior secured term loan	S +	5.75%	11.25%	6/30/2025	15,490	15,371	15,392	1.93%
Reliable Medical Supply LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.61%	4/8/2025	67	66	66	0.01%
Reliable Medical Supply LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.62%	4/8/2025	75	18	18	0.00%
Reliable Medical Supply LLC	First lien senior secured revolving loan	S +	6.00%	11.61%	4/8/2025	138	82	81	0.01%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Reliable Medical Supply LLC	First lien senior secured term loan	S +	6.00%	11.61%	4/8/2025	923	917	913	0.11%
SCA Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.14%	1/20/2026	278	274	274	0.03%
SCA Buyer, LLC	First lien senior secured revolving loan	S +	6.50%	12.14%	1/20/2026	133	131	130	0.02%
SCA Buyer, LLC	First lien senior secured term loan	S +	6.50%	12.14%	1/20/2026	749	738	737	0.09%
Spectrum Solutions, LLC	First lien senior secured delayed draw term loan	S +	15.00% PIK	15.00%	3/5/2026	100	95	79	0.01%
Spectrum Solutions, LLC (6)	First lien senior secured revolving loan	S +	2.75%	8.36%	3/5/2026	267	(32)	(57)	(0.01)%
Spectrum Solutions, LLC	First lien senior secured term loan	S +	2.75%	8.36%	3/5/2026	503	442	397	0.05%
Surplus Solutions, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.61%	11/30/2027	1,771	(35)	(33)	0.00%
Surplus Solutions, LLC	First lien senior secured term loan	S +	6.00%	11.61%	11/30/2027	10,042	9,844	9,854	1.23%
							49,219	49,207	6.16%
Health care providers and services
ADVI Health, LLC (6)	First lien senior secured revolving loan	S +	7.00%	12.61%	11/29/2027	$1,062	$(21)	$(20)	0.00%
ADVI Health, LLC	First lien senior secured term loan	S +	7.00%	12.61%	11/29/2027	6,180	6,051	6,060	0.76%
Advocate RCM Acquisition Corp (6)	First lien senior secured revolving loan	S +	6.50%	11.96%	12/22/2026	2,902	(51)	(51)	(0.01)%
Advocate RCM Acquisition Corp	First lien senior secured term loan	S +	6.50%	11.96%	12/22/2026	22,617	22,221	22,221	2.78%
Agility Intermediate, Inc	First lien senior secured delayed draw term loan	S +	6.75%	12.36%	4/15/2026	110	107	105	0.01%
Agility Intermediate, Inc	First lien senior secured revolving loan	S +	6.75%	12.36%	4/15/2026	134	77	74	0.01%
Agility Intermediate, Inc	First lien senior secured term loan	S +	6.75%	12.36%	4/15/2026	240	234	229	0.03%
Apex Dental Partners, LLC	First lien senior secured delayed draw term loan	S +	4.75%	10.39%	11/23/2025	112	15	15	0.00%
Apex Dental Partners, LLC	First lien senior secured delayed draw term loan	S +	4.75% + 2.00% PIK	12.39%	11/23/2025	441	438	437	0.05%
Apex Dental Partners, LLC	First lien senior secured revolving loan	S +	6.75%	12.39%	11/23/2025	150	79	78	0.01%
Apex Dental Partners, LLC	First lien senior secured term loan	S +	4.75% + 2.00% PIK	12.39%	11/23/2025	615	612	610	0.08%
ASC Ortho Management Company, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.61%	12/31/2026	356	320	319	0.04%
ASC Ortho Management Company, LLC	First lien senior secured revolving loan	S +	6.00%	11.61%	12/31/2026	38	12	12	0.00%
ASC Ortho Management Company, LLC	First lien senior secured term loan	S +	6.00%	11.61%	12/31/2026	514	508	506	0.06%
ASP Global Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.11%	1/21/2026	557	551	548	0.07%
ASP Global Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.11%	1/21/2026	485	(7)	(8)	0.00%
ASP Global Acquisition, LLC	First lien senior secured term loan	S +	6.50%	12.11%	1/21/2025	2,404	2,380	2,365	0.30%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.86%	12/14/2025	829	825	822	0.10%
Beacon Oral Specialists Management LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.86%	12/14/2025	188	(2)	(2)	0.00%
Beacon Oral Specialists Management LLC	First lien senior secured term loan	S +	6.25%	11.86%	12/14/2025	926	921	917	0.11%
Beghou Consulting, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.36%	5/1/2028	2,714	(65)	(62)	(0.01)%
Beghou Consulting, LLC	First lien senior secured term loan	S +	5.75%	11.36%	5/1/2028	15,390	15,012	15,027	1.88%
Behavior Frontiers, LLC (6)(18)	First lien senior secured revolving loan	S +	6.25%	11.86%	5/21/2026	38	(1)	(1)	0.00%
Behavior Frontiers, LLC	First lien senior secured term loan	S +	6.25%	11.86%	5/21/2026	576	555	562	0.07%
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured delayed draw term loan	S +	5.50%	11.22%	6/7/2026	7,496	3,014	3,017	0.38%
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured revolving loan	S +	5.50%	11.40%	6/7/2026	1,710	(17)	(15)	0.00%
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured term loan	S +	5.50%	11.40%	6/7/2026	13,648	13,489	13,501	1.69%
BPCP EE Intermedco LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.25%	4/3/2028	3,202	1,985	1,988	0.25%
BPCP EE Intermedco LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.25%	4/3/2028	2,244	(53)	(50)	(0.01)%
BPCP EE Intermedco LLC	First lien senior secured term loan	S +	5.75%	11.25%	4/3/2028	6,494	6,336	6,345	0.79%
Brightview, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.47%	12/14/2026	48	47	47	0.01%
Brightview, LLC	First lien senior secured revolving loan	S +	6.00%	11.47%	12/14/2026	52	52	52	0.01%
Brightview, LLC	First lien senior secured term loan	S +	6.00%	11.47%	12/14/2026	685	683	681	0.09%
Canadian Orthodontic Partners Corp (7)	First lien senior secured revolving loan	S +	7.00%	12.61%	3/19/2026	117	114	112	0.01%
Canadian Orthodontic Partners Corp (6)(7)	First lien senior secured revolving loan - C$	C +	7.00%	12.45%	3/19/2026	28	(1)	(1)	0.00%
Canadian Orthodontic Partners Corp (7)	First lien senior secured revolving loan - C$	C +	7.00%	12.45%	3/19/2026	829	609	599	0.07%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured revolving loan	S +	6.00%	11.76%	8/2/2027	5,898	3,258	3,264	0.41%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S +	6.00%	11.50%	8/2/2027	31,320	30,850	30,884	3.87%
Community Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.47%	6/10/2026	165	165	162	0.02%
Community Care Partners, LLC	First lien senior secured revolving loan	S +	6.00%	11.47%	6/10/2026	75	64	62	0.01%
Community Care Partners, LLC	First lien senior secured term loan	S +	6.00%	11.47%	6/10/2026	944	942	926	0.12%
Community Care Partners, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.47%	6/10/2026	19	—	—	0.00%
Dermatology Medical Partners OpCo LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.11%	10/29/2026	80	78	78	0.01%
Dermatology Medical Partners OpCo LLC	First lien senior secured revolving loan	S +	6.50%	12.13%	10/29/2026	38	28	28	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Dermatology Medical Partners OpCo LLC	First lien senior secured term loan	S +	6.50%	12.11%	10/29/2026	317	313	312	0.04%
EH Management Company, LLC	First lien senior secured revolving loan	S +	5.50%	11.11%	7/15/2026	38	11	11	0.00%
EH Management Company, LLC	First lien senior secured term loan	S +	5.50%	11.11%	7/15/2026	960	954	950	0.12%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.84%	11/2/2027	16,949	13,037	13,035	1.63%
Endodontic Practice Partners, LLC	First lien senior secured revolving loan	S +	6.00%	11.90%	11/2/2027	1,956	163	166	0.02%
Endodontic Practice Partners, LLC	First lien senior secured term loan	S +	6.00%	11.87%	11/2/2027	15,432	15,176	15,195	1.90%
Flourish Research Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.00%	4/28/2025	2,213	2,170	2,171	0.27%
Flourish Research Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.15%	4/28/2026	3,384	721	734	0.09%
Flourish Research Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.97%	4/28/2026	848	(16)	(16)	0.00%
Flourish Research Acquisition, LLC	First lien senior secured term loan	S +	6.50%	11.97%	4/28/2026	19,657	19,250	19,263	2.41%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured revolving loan	S +	6.00%	11.64%	12/21/2025	300	50	50	0.01%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured term loan	S +	6.00%	11.61%	12/21/2025	907	901	898	0.11%
Golden Bear PT Partners, LLC	First lien senior secured delayed draw term loan	S +	6.75% + 1.00% PIK	13.36%	10/22/2026	174	170	170	0.02%
Golden Bear PT Partners, LLC	First lien senior secured revolving loan	S +	7.75%	13.36%	10/22/2026	38	14	15	0.00%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S +	12.00%	17.61%	10/22/2026	49	49	48	0.01%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S +	6.75% + 1.00% PIK	13.36%	10/22/2026	1,495	1,462	1,460	0.18%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.97%	8/20/2026	494	492	490	0.06%
Guardian Dentistry Practice Management, LLC	First lien senior secured revolving loan	S +	6.50%	11.97%	8/20/2026	23	19	19	0.00%
Guardian Dentistry Practice Management, LLC	First lien senior secured term loan	S +	6.50%	11.97%	8/20/2026	515	513	511	0.06%
H2 Holdco, Inc	First lien senior secured delayed draw term loan	S +	5.25% + 2.25% PIK	13.26%	5/5/2028	7,245	2,251	2,258	0.28%
H2 Holdco, Inc	First lien senior secured term loan	S +	5.25% + 2.25% PIK	13.26%	5/5/2028	18,070	17,585	17,609	2.20%
H2 Holdco, Inc (6)(19)	First lien senior secured revolving loan	S +	5.25% + 2.25% PIK	13.26%	5/5/2028	2,544	(66)	(64)	(0.01)%
IMA Group Management Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	12.00%	6/30/2028	174	(4)	(4)	0.00%
IMA Group Management Company, LLC	First lien senior secured revolving loan	S +	6.50%	12.01%	6/30/2028	35	8	8	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
IMA Group Management Company, LLC	First lien senior secured term loan	S +	6.50%	12.00%	6/30/2028	863	845	843	0.11%
IPC Pain Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.97%	5/19/2027	11,057	9,889	9,891	1.24%
IPC Pain Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.97%	5/19/2027	1,140	(12)	(10)	0.00%
IPC Pain Acquisition, LLC	First lien senior secured term loan	S +	5.50%	10.97%	5/19/2027	2,932	2,900	2,903	0.36%
MWEC Management, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.63%	2/14/2025	1,429	93	92	0.01%
MWEC Management, LLC	First lien senior secured revolving loan	S +	6.00%	11.64%	2/14/2028	1,924	582	583	0.07%
MWEC Management, LLC	First lien senior secured term loan	S +	6.00%	11.64%	2/14/2028	11,626	11,346	11,364	1.42%
Network Partners Acquisitions, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.61%	12/30/2026	113	(1)	(1)	0.00%
Network Partners Acquisitions, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.61%	12/30/2026	38	—	—	0.00%
Network Partners Acquisitions, LLC	First lien senior secured term loan	S +	6.00%	11.61%	12/30/2026	388	385	384	0.05%
NH Kronos Buyer, Inc. (6)	First lien senior secured revolving loan	S +	6.25%	11.75%	11/1/2028	12,705	(306)	(271)	(0.03)%
NH Kronos Buyer, Inc.	First lien senior secured term loan	S +	6.25%	11.75%	11/1/2028	53,238	51,905	52,034	6.54%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.39%	12/31/2025	95	57	57	0.01%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.37%	12/31/2025	519	515	514	0.06%
Peak Dental Services, LLC	First lien senior secured revolving loan	S +	6.75%	12.37%	12/31/2025	133	132	131	0.02%
Peak Dental Services, LLC	First lien senior secured term loan	S +	6.75%	12.36%	12/31/2025	579	575	574	0.07%
Peak Investment Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	7.00%	12.61%	12/31/2025	113	(1)	(1)	—%
Peak Investment Holdings, LLC	First lien senior secured revolving loan	S +	7.00%	12.61%	12/31/2025	324	29	29	—%
Peak Investment Holdings, LLC	First lien senior secured term loan	S +	7.00%	12.61%	12/31/2025	1,210	1,203	1,198	0.15%
Pentec Acquisition Corp (6)	First lien senior secured revolving loan	S +	6.00%	11.47%	10/8/2026	75	(1)	(1)	—%
Pentec Acquisition Corp	First lien senior secured term loan	S +	6.00%	11.47%	10/8/2026	986	982	979	0.12%
Purpose Home Health Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.89%	11/3/2027	6,832	6,714	6,722	0.84%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.25%	12.12%	11/3/2027	1,956	(34)	(32)	0.00%
Purpose Home Health Acquisition, LLC	First lien senior secured term loan	S +	6.25%	12.12%	11/3/2027	8,230	8,084	8,096	1.01%
Revival Animal Health, LLC	First lien senior secured revolving loan	S +	6.50%	12.04%	4/6/2026	131	96	96	0.01%
Revival Animal Health, LLC	First lien senior secured term loan	S +	6.50%	12.12%	4/6/2026	4,782	4,710	4,740	0.59%
RMS Health Care Management, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.63%	10/6/2026	2,707	93	93	0.01%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
RMS Health Care Management, LLC	First lien senior secured revolving loan	S +	6.75%	12.51%	10/6/2026	920	441	441	0.06%
RMS Health Care Management, LLC	First lien senior secured term loan	S +	6.75%	12.36%	10/6/2026	4,320	4,229	4,228	0.53%
RQM Buyer, Inc	First lien senior secured delayed draw term loan	S +	5.75%	11.36%	8/12/2026	83	83	83	0.01%
RQM Buyer, Inc	First lien senior secured revolving loan	S +	5.75%	11.42%	8/12/2026	206	40	40	0.01%
RQM Buyer, Inc	First lien senior secured term loan	S +	5.75%	11.36%	8/12/2026	1,727	1,724	1,719	0.22%
Sage Dental Management, LLC	First lien senior secured revolving loan	S +	6.00%	11.64%	10/1/2024	75	26	26	0.00%
Sage Dental Management, LLC	First lien senior secured term loan	S +	6.00%	11.61%	10/1/2024	2,557	2,548	2,546	0.32%
SAMGI Buyer, Inc (6)	First lien senior secured revolving loan	S +	5.50%	11.11%	4/14/2025	138	(1)	(1)	0.00%
SAMGI Buyer, Inc	First lien senior secured term loan	S +	5.50%	11.11%	4/14/2025	649	647	645	0.08%
SCP ENT and Allergy Services, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.51%	9/25/2025	157	155	156	0.02%
SCP ENT and Allergy Services, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.47%	9/25/2025	256	(4)	(2)	0.00%
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	S +	6.00%	11.47%	9/25/2025	2,755	2,717	2,732	0.34%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.72%	10/29/2026	178	176	175	0.02%
Signature Dental Partners LLC	First lien senior secured revolving loan	S +	6.25%	11.72%	10/29/2026	38	37	37	0.00%
Signature Dental Partners LLC	First lien senior secured term loan	S +	6.25%	11.72%	10/29/2026	852	843	840	0.11%
Silver Falls MSO, LLC	First lien senior secured revolving loan	S +	6.75%	12.36%	8/30/2025	235	146	140	0.02%
Silver Falls MSO, LLC	First lien senior secured term loan	S +	4.25% + 2.50% PIK	12.36%	8/30/2025	1,303	1,229	1,218	0.15%
SimiTree Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.25% + 1.75% PIK	12.63%	5/17/2026	886	874	871	0.11%
SimiTree Acquisition, LLC	First lien senior secured revolving loan	S +	7.00%	12.63%	5/17/2026	178	48	48	0.01%
SimiTree Acquisition, LLC	First lien senior secured term loan	S +	5.25%	10.89%	5/17/2026	1,220	1,215	1,211	0.15%
SIMKO Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.11%	4/7/2027	186	181	180	0.02%
SIMKO Merger Sub LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	12.11%	4/7/2027	6,768	(106)	(106)	(0.01)%
SIMKO Merger Sub LLC	First lien senior secured revolving loan	S +	6.50%	12.14%	4/7/2027	56	8	8	0.00%
SIMKO Merger Sub LLC	First lien senior secured term loan	S +	6.50%	12.11%	4/7/2027	651	642	641	0.08%
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.86%	12/30/2025	295	292	291	0.04%
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.86%	12/30/2025	223	221	220	0.03%
Southeast Primary Care Partners, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.86%	12/30/2025	225	(2)	(3)	0.00%
Southeast Primary Care Partners, LLC	First lien senior secured term loan	S +	6.25%	11.86%	12/30/2025	853	847	843	0.11%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.86%	1/27/2026	189	189	189	0.02%
Southern Orthodontic Partners Management, LLC	First lien senior secured revolving loan	S +	6.25%	11.60%	1/27/2026	171	78	78	0.01%
Southern Orthodontic Partners Management, LLC	First lien senior secured term loan	S +	6.25%	11.86%	1/27/2026	1,341	1,340	1,335	0.17%
Southern Sports Medicine Partners, LLC	First lien senior secured revolving loan	S +	8.00%	13.61%	2/23/2027	60	23	22	0.00%
Southern Sports Medicine Partners, LLC	First lien senior secured term loan	S +	4.00% + 4.00% PIK	13.61%	2/23/2027	674	649	642	0.08%
Spear Education Holdings, LLC (6)	First lien senior secured revolving loan	S +	7.50%	13.00%	12/15/2027	4,463	(97)	(93)	(0.01)%
Spear Education Holdings, LLC	First lien senior secured term loan	S +	7.50%	13.00%	12/15/2027	12,446	12,165	12,176	1.52%
Star Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.22%	12/22/2028	11,050	418	418	0.05%
Star Dental Partners LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.22%	12/22/2028	1,451	(36)	(36)	0.00%
Star Dental Partners LLC	First lien senior secured term loan	S +	5.75%	11.22%	12/22/2028	9,298	9,066	9,066	1.13%
U.S. Urology Partners, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.72%	11/8/2026	1,401	(19)	(19)	0.00%
U.S. Urology Partners, LLC	First lien senior secured term loan	S +	6.25%	11.72%	11/8/2026	11,717	11,548	11,546	1.45%
US Foot and Ankle Specialists, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.86%	9/15/2026	16,496	16,301	16,326	2.04%
US Foot and Ankle Specialists, LLC	First lien senior secured revolving loan	S +	6.25%	11.87%	9/15/2026	2,699	2,225	2,228	0.28%
US Foot and Ankle Specialists, LLC	First lien senior secured term loan	S +	6.25%	11.86%	9/15/2026	22,884	22,566	22,596	2.83%
Varsity DuvaSawko Operating Corp (6)	First lien senior secured delayed draw term loan	S +	6.50%	12.11%	11/27/2024	64	—	—	0.00%
Varsity DuvaSawko Operating Corp (6)	First lien senior secured revolving loan	S +	6.50%	12.11%	11/27/2024	474	(1)	(2)	0.00%
Varsity DuvaSawko Operating Corp	First lien senior secured term loan	S +	6.50%	12.11%	11/27/2024	2,527	2,526	2,514	0.31%
Varsity Rejuvenate Management, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.52%	9/1/2028	7,132	(178)	(178)	(0.02)%
Varsity Rejuvenate Management, LLC (6)	First lien senior secured revolving loan	S +	6.75%	12.29%	9/1/2028	1,245	(34)	(31)	0.00%
Varsity Rejuvenate Management, LLC	First lien senior secured term loan	S +	6.00%	11.52%	9/1/2028	6,018	5,859	5,868	0.73%
VetEvolve Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	11.20%	10/12/2028	11,632	(278)	(278)	(0.03)%
VetEvolve Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.20%	10/12/2028	3,067	(73)	(73)	(0.01)%
VetEvolve Holdings, LLC	First lien senior secured term loan	S +	5.75%	11.20%	10/12/2028	9,212	8,989	8,984	1.12%
Vital Care Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.86%	10/19/2025	580	(3)	(3)	0.00%
Vital Care Buyer, LLC	First lien senior secured term loan	S +	5.25%	10.86%	10/19/2025	742	740	738	0.09%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.61%	10/29/2026	503	499	498	0.06%
Western Veterinary Partners LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.61%	10/29/2026	24	—	—	0.00%
Western Veterinary Partners LLC	First lien senior secured term loan	S +	6.00%	11.61%	10/29/2026	1,302	1,292	1,289	0.16%
							403,427	403,766	50.54%
Health care technology
AHR Intermediate, Inc	First lien senior secured delayed draw term loan	S +	5.25%	10.75%	7/29/2027	$5,296	$5,239	$5,227	0.65%
AHR Intermediate, Inc	First lien senior secured revolving loan	S +	5.25%	10.75%	7/29/2027	7,858	675	727	0.09%
AHR Intermediate, Inc	First lien senior secured term loan	S +	5.25%	10.75%	7/29/2027	25,490	25,274	25,290	3.17%
Millennia Patient Services, LLC	First lien senior secured revolving loan	S +	6.50%	12.11%	3/8/2026	134	79	79	0.01%
Millennia Patient Services, LLC	First lien senior secured term loan	S +	6.50%	12.11%	3/8/2026	980	974	971	0.12%
							32,241	32,294	4.04%
Household durables
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.14%	9/26/2027	$3,005	$2,590	$2,572	0.32%
CPS Power Buyer, LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	12.32%	9/26/2027	2,299	(54)	(54)	(0.01)%
CPS Power Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.32%	9/26/2027	1,687	(29)	(40)	(0.01)%
CPS Power Buyer, LLC	First lien senior secured term loan	S +	6.50%	12.32%	9/26/2027	12,979	12,697	12,673	1.59%
Kwalu, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.61%	9/23/2027	5,061	(75)	(70)	(0.01)%
Kwalu, LLC	First lien senior secured term loan	S +	6.00%	11.61%	9/23/2027	24,587	24,202	24,234	3.04%
MacKenzie Childs Acquisition, Inc	First lien senior secured revolving loan	S +	6.00%	11.50%	9/2/2027	3,374	1,537	1,542	0.19%
MacKenzie Childs Acquisition, Inc	First lien senior secured term loan	S +	6.00%	11.50%	9/2/2027	17,882	17,672	17,720	2.22%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.61%	1/23/2028	5,801	5,664	5,678	0.71%
Renovation Systems, LLC	First lien senior secured revolving loan	S +	6.00%	11.61%	1/23/2028	1,965	198	204	0.03%
Renovation Systems, LLC	First lien senior secured term loan	S +	6.00%	11.61%	1/23/2028	12,288	11,983	12,028	1.51%
Storm Smart Buyer LLC	First lien senior secured revolving loan	S +	6.00%	11.61%	4/5/2026	131	25	25	0.00%
Storm Smart Buyer LLC	First lien senior secured term loan	S +	6.00%	11.61%	4/5/2026	899	893	890	0.11%
Trademark Global, LLC	First lien senior secured revolving loan	S +	5.75% + 1.75% PIK	12.97%	7/30/2024	117	95	75	0.01%
Trademark Global, LLC	First lien senior secured term loan	S +	5.75% + 1.75% PIK	12.97%	7/30/2024	1,880	1,820	1,494	0.19%
							79,218	78,971	9.89%
Industrial Conglomerates
Hultec Buyer, LLC	First lien senior secured revolving loan	S +	6.25%	11.75%	3/31/2029	$3,915	$994	$998	0.12%
Hultec Buyer, LLC	First lien senior secured term loan	S +	6.25%	11.77%	3/31/2029	14,564	14,170	14,189	1.78%
							15,164	15,187	1.90%
Internet and direct marketing retail

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Aquatic Sales Solutions, LLC	First lien senior secured revolving loan	S +	7.00%	12.55%	12/18/2025	$188	$115	$113	0.01%
Aquatic Sales Solutions, LLC	First lien senior secured term loan	S +	3.00% + 4.00% PIK	12.55%	12/18/2025	2,540	2,506	2,488	0.31%
DealerOn Holdco, Inc (6)	First lien senior secured revolving loan	S +	6.00%	11.47%	11/19/2025	314	(3)	(4)	0.00%
DealerOn Holdco, Inc	First lien senior secured term loan	S +	6.00%	11.47%	11/19/2025	8,064	7,983	7,968	1.00%
							10,601	10,565	1.32%
IT services
E-Phoenix Acquisition Co. Inc (6)	First lien senior secured revolving loan	S +	5.50%	11.00%	6/23/2027	$75	$—	$—	0.00%
E-Phoenix Acquisition Co. Inc	First lien senior secured term loan	S +	5.50%	11.00%	6/23/2027	1,388	1,384	1,379	0.17%
FreshAddress, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.75%	10/5/2025	30	—	—	0.00%
FreshAddress, LLC	First lien senior secured term loan	S +	5.25%	10.75%	10/5/2025	1,630	1,624	1,618	0.20%
Icreon Holdings, LLC	First lien senior secured revolving loan	S +	6.50%	11.98%	10/26/2027	1,071	247	248	0.03%
Icreon Holdings, LLC	First lien senior secured term loan	S +	6.50%	11.97%	10/26/2027	13,185	12,923	12,939	1.62%
P and R Dental Strategies, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.47%	12/22/2026	23	—	—	0.00%
P and R Dental Strategies, LLC	First lien senior secured term loan	S +	6.00%	11.47%	12/22/2026	627	623	620	0.08%
White Label Communications,LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.61%	10/11/2029	1,534	(33)	(33)	—%
White Label Communications,LLC	First lien senior secured term loan	S +	6.25%	11.61%	10/11/2029	4,737	4,633	4,633	0.58%
							21,401	21,404	2.68%
Leisure equipment and products
Champion Motorsports Group, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.86%	10/8/2026	$56	$(1)	$(1)	0.00%
Champion Motorsports Group, LLC	First lien senior secured term loan	S +	6.25%	11.86%	10/8/2026	1,671	1,655	1,645	0.20%
MacNeill Pride Group Corp	First lien senior secured delayed draw term loan	S +	6.25%	11.86%	4/22/2026	408	362	361	0.05%
MacNeill Pride Group Corp (6)	First lien senior secured revolving loan	S +	6.25%	11.86%	4/22/2026	287	(1)	(1)	0.00%
MacNeill Pride Group Corp	First lien senior secured term loan	S +	6.25%	11.86%	4/22/2026	830	830	827	0.10%
							2,845	2,831	0.35%
Leisure products
PHGP MB Purchaser, Inc	First lien senior secured delayed draw term loan	S +	6.00%	11.63%	5/27/2027	$112	$79	$79	0.01%
PHGP MB Purchaser, Inc (20)	First lien senior secured revolving loan	S +	6.00%	11.61%	5/20/2027	75	18	18	0.00%
PHGP MB Purchaser, Inc	First lien senior secured term loan	S +	6.00%	11.61%	5/20/2027	1,092	1,081	1,077	0.14%
							1,178	1,174	0.15%
Life sciences tools and services
Aptitude Health Holdings, LLC	First lien senior secured revolving loan	S +	5.25%	10.89%	5/3/2026	$267	$51	$51	0.01%
Aptitude Health Holdings, LLC	First lien senior secured term loan	S +	5.25%	10.86%	5/3/2026	1,092	1,080	1,081	0.12%
CR Services Intermediate, LLC	First lien senior secured delayed draw term loan	S +	6.25%	12.05%	7/28/2028	188	120	120	0.02%
CR Services Intermediate, LLC (6)	First lien senior secured revolving loan	S +	6.25%	12.12%	7/28/2028	38	(1)	(1)	0.00%
CR Services Intermediate, LLC	First lien senior secured term loan	S +	6.25%	12.12%	7/28/2028	455	444	445	0.06%
							1,694	1,696	0.21%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Machinery
Abrasive Technology Intermediate, LLC	First lien senior secured revolving loan	S +	6.25%	11.89%	4/30/2026	$173	$74	$74	0.01%
Abrasive Technology Intermediate, LLC	First lien senior secured term loan	S +	6.25%	12.13%	4/30/2026	2,006	1,980	1,982	0.25%
DNS-IMI Acquisition Corp	First lien senior secured revolving loan	P +	4.50%	13.00%	11/23/2026	56	14	14	0.00%
DNS-IMI Acquisition Corp	First lien senior secured term loan	S +	5.50%	11.00%	11/23/2026	1,532	1,519	1,514	0.19%
Double E Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.50%	6/21/2028	2,017	(14)	(12)	0.00%
Double E Company, LLC	First lien senior secured revolving loan	S +	6.00%	11.46%	6/21/2028	3,110	2,937	2,942	0.37%
Double E Company, LLC	First lien senior secured term loan	S +	6.00%	11.50%	6/21/2028	18,319	18,184	18,219	2.28%
SPG Holdco, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.53%	12/1/2028	2,070	(51)	(51)	(0.01)%
SPG Holdco, LLC	First lien senior secured term loan	S +	6.00%	11.53%	12/1/2028	10,688	10,425	10,420	1.30%
							35,068	35,102	4.39%
Media
ALM Media, LLC (6)(21)	First lien senior secured revolving loan	S +	6.00%	11.50%	11/25/2024	$971	$(2)	$(2)	0.00%
ALM Media, LLC	First lien senior secured term loan	S +	6.00%	11.50%	11/25/2024	2,326	2,325	2,319	0.29%
Barkley, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.53%	9/29/2028	2,300	(55)	(52)	(0.01)%
Barkley, LLC	First lien senior secured term loan	S +	6.00%	11.53%	9/29/2028	18,902	18,444	18,476	2.31%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.90%	12/9/2026	223	219	219	0.03%
Exclusive Concepts, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.80%	12/9/2026	2,858	(57)	(47)	(0.01)%
Exclusive Concepts, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.80%	12/9/2026	23	—	—	0.00%
Exclusive Concepts, LLC	First lien senior secured term loan	S +	6.00%	11.80%	12/9/2026	3,526	3,457	3,468	0.43%
Infolinks Media Buyco, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.21%	11/1/2026	23	23	23	0.00%
Infolinks Media Buyco, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.21%	11/1/2026	38	—	—	0.00%
Infolinks Media Buyco, LLC	First lien senior secured term loan	S +	5.75%	11.21%	11/1/2026	1,039	1,031	1,028	0.13%
NTM Acquisition Corp	First lien senior secured revolving loan	S +	6.75%	12.26%	6/18/2026	1,809	601	601	0.08%
NTM Acquisition Corp	First lien senior secured term loan	S +	6.75%	12.25%	6/18/2026	13,250	13,019	13,018	1.63%
Optimized Marketing Acquisition, LLC	First lien senior secured revolving loan	S +	5.75%	11.22%	8/19/2027	3,383	1,473	1,477	0.18%
Optimized Marketing Acquisition, LLC	First lien senior secured term loan	S +	5.75%	11.22%	8/19/2027	25,905	25,495	25,535	3.20%
Peninsula MMGY Corporation (6)	First lien senior secured revolving loan	S +	6.00%	11.50%	4/26/2029	3,691	(81)	(74)	(0.01)%
Peninsula MMGY Corporation	First lien senior secured term loan	S +	6.00%	11.50%	4/26/2029	10,837	10,593	10,620	1.33%
RKD Group, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.50%	8/17/2028	4,905	(57)	(49)	(0.01)%
RKD Group, LLC	First lien senior secured term loan	S +	6.00%	11.50%	8/17/2028	33,339	32,936	32,995	4.14%
The Channel Company, LLC	First lien senior secured revolving loan	S +	6.75%	12.38%	11/1/2027	62	16	16	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
The Channel Company, LLC	First lien senior secured term loan	S +	3.25% + 3.50% PIK	12.38%	11/1/2027	2,321	2,306	2,300	0.29%
WTWH Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.11%	12/16/2027	1,638	(34)	(35)	0.00%
WTWH Buyer, LLC	First lien senior secured term loan	S +	6.50%	12.11%	12/16/2027	10,686	10,452	10,459	1.31%
							122,104	122,295	15.31%
Metals and mining
Copperweld Group, Inc	First lien senior secured revolving loan	S +	6.00%	11.62%	3/31/2026	$462	$322	$321	0.04%
Copperweld Group, Inc	First lien senior secured term loan	S +	6.00%	11.61%	3/31/2026	2,262	2,258	2,249	0.28%
							2,580	2,570	0.32%
Pharmaceuticals
Bio Agri Mix Holdings Inc (6)(7)	First lien senior secured revolving loan	C +	5.75%	11.19%	7/23/2026	$30	$—	$—	0.00%
Bio Agri Mix Holdings Inc (6)(7)	First lien senior secured revolving loan - C$	C +	5.75%	11.19%	7/23/2026	75	(1)	(1)	0.00%
Bio Agri Mix Holdings Inc (7)	First lien senior secured term loan - C$	C +	5.75%	11.19%	7/23/2026	1,232	921	920	0.11%
Formulated Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.25%	11.06%	9/22/2026	298	222	222	0.03%
Formulated Buyer, LLC	First lien senior secured revolving loan	S +	5.25%	11.10%	9/22/2026	188	24	24	0.00%
Formulated Buyer, LLC	First lien senior secured term loan	S +	5.25%	10.86%	9/22/2026	456	453	451	0.06%
							1,619	1,616	0.20%
Personal products
Cosmetic Solutions LLC	First lien senior secured delayed draw term loan	S +	6.50% PIK	12.11%	10/17/2025	$367	$357	$351	0.04%
Cosmetic Solutions LLC (6)	First lien senior secured revolving loan	S +	6.50% PIK	12.11%	10/17/2025	344	(10)	(15)	0.00%
Cosmetic Solutions LLC	First lien senior secured term loan	S +	6.50% PIK	12.11%	10/17/2025	2,810	2,733	2,687	0.34%
							3,080	3,023	0.38%
Professional services
Helpware, Inc	First lien senior secured revolving loan	S +	5.75%	11.65%	9/8/2026	$5,061	$1,134	$905	0.11%
Helpware, Inc	First lien senior secured term loan	S +	5.75%	11.65%	9/8/2026	13,972	13,832	13,205	1.66%
Stax Holding Company, LLC (6)(22)	First lien senior secured revolving loan	S +	5.25%	10.86%	10/29/2026	60	—	—	0.00%
Stax Holding Company, LLC	First lien senior secured term loan	S +	5.25%	10.86%	10/29/2026	726	723	720	0.09%
							15,689	14,830	1.86%
Real estate management and development
BBG, Inc (23)	First lien senior secured revolving loan	S +	6.75%	12.22%	1/8/2026	$233	$214	$209	0.03%
BBG, Inc	First lien senior secured term loan	S +	5.50% + 1.25% PIK	12.22%	1/8/2026	1,875	1,750	1,713	0.21%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
MetaSource, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25% + 0.50% PIK	11.72%	5/17/2027	49	—	—	0.00%
MetaSource, LLC	First lien senior secured revolving loan	S +	6.75%	12.22%	5/17/2027	75	30	30	0.00%
MetaSource, LLC	First lien senior secured term loan	S +	6.25% + 0.50% PIK	11.72%	5/17/2027	928	926	922	0.12%
							2,920	2,874	0.36%
Semiconductors and semiconductor equipment
Altamira Material Solutions, LP	First lien senior secured revolving loan	S +	5.75%	11.20%	9/2/2026	$45	$7	$7	0.00%
Altamira Material Solutions, LP	First lien senior secured term loan	S +	5.75%	11.32%	9/2/2026	1,028	1,020	1,016	0.13%
							1,027	1,023	0.13%
Software
AFFINITIV INC (6)	First lien senior secured revolving loan	S +	6.50%	12.11%	8/26/2024	$248	$(1)	$—	0.00%
AFFINITIV INC	First lien senior secured term loan	S +	6.50%	12.11%	8/26/2024	2,242	2,241	2,242	0.28%
Shasta Buyer, LLC	First lien senior secured revolving loan	S +	6.25%	11.72%	8/9/2028	2,199	85	88	0.01%
Shasta Buyer, LLC	First lien senior secured term loan	S +	6.25%	11.72%	8/9/2028	11,546	11,356	11,376	1.43%
ShiftKey, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.36%	6/21/2027	110	(1)	(1)	0.00%
ShiftKey, LLC	First lien senior secured term loan	S +	5.75%	11.36%	6/21/2027	3,703	3,688	3,675	0.46%
							17,368	17,380	2.18%
Specialty retail
Dykstras Auto LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.86%	10/22/2026	$335	$243	$243	0.03%
Dykstras Auto LLC	First lien senior secured revolving loan	S +	6.25%	11.86%	10/22/2026	38	12	12	0.00%
Dykstras Auto LLC	First lien senior secured term loan	S +	6.25%	11.86%	10/22/2026	627	621	618	0.08%
Kaizen Auto Care, LLC	First lien senior secured delayed draw term loan	S +	6.00% + 0.50% PIK	12.06%	12/22/2026	448	444	397	0.05%
Kaizen Auto Care, LLC	First lien senior secured revolving loan	S +	6.50%	12.06%	12/22/2026	38	37	33	0.00%
Kaizen Auto Care, LLC	First lien senior secured term loan	S +	6.00% + 0.50% PIK	12.06%	12/22/2026	992	980	892	0.11%
Leonard Group, Inc (6)	First lien senior secured revolving loan	S +	6.50%	12.11%	2/26/2026	234	(1)	(1)	0.00%
Leonard Group, Inc	First lien senior secured term loan	S +	6.50%	12.11%	2/26/2026	1,559	1,557	1,551	0.19%
Pink Lily Holdings, LLC (6)	First lien senior secured revolving loan	S +	3.50% + 3.50% PIK	12.46%	11/16/2027	63	(1)	(2)	0.00%
Pink Lily Holdings, LLC	First lien senior secured term loan	S +	3.50% + 3.50% PIK	12.46%	11/16/2027	1,261	1,237	1,224	0.15%
Soccer Post Acquisition LLC	First lien senior secured delayed draw term loan	S +	5.50%	11.11%	6/30/2027	1,203	1,111	1,112	0.14%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Soccer Post Acquisition LLC (6)	First lien senior secured revolving loan	S +	5.50%	11.11%	6/30/2027	1,779	(22)	(20)	0.00%
Soccer Post Acquisition LLC	First lien senior secured term loan	S +	5.50%	11.11%	6/30/2027	7,941	7,843	7,851	0.99%
							14,061	13,910	1.74%
Trading companies and distributors
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	6.25%	11.71%	4/9/2027	$348	$342	$342	0.04%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	6.25%	11.72%	4/9/2027	334	327	328	0.04%
AFC-Dell Holding Corp (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.71%	4/9/2027	4,472	(77)	(77)	(0.01)%
AFC-Dell Holding Corp (6)(24)	First lien senior secured revolving loan	S +	6.25%	11.78%	10/9/2026	156	(3)	(3)	0.00%
AFC-Dell Holding Corp	First lien senior secured term loan	S +	6.25%	11.71%	4/9/2027	1,666	1,637	1,637	0.20%
American Equipment Systems LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.74%	11/5/2026	37	37	36	0.00%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	11.82%	11/5/2026	71	69	69	0.01%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	11.80%	11/5/2026	320	314	313	0.04%
Ascent Lifting, Inc (6)	First lien senior secured revolving loan	S +	6.00%	11.50%	9/9/2027	2,500	(55)	(53)	(0.01)%
Ascent Lifting, Inc	First lien senior secured term loan	S +	6.00%	11.50%	9/9/2027	17,193	16,799	16,824	2.13%
Banner Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.21%	10/31/2025	563	564	561	0.07%
Banner Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.21%	10/31/2025	370	(1)	(3)	0.00%
Banner Buyer, LLC	First lien senior secured term loan	S +	5.75%	11.21%	10/31/2025	1,357	1,356	1,348	0.17%
Empire Equipment Company, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.22%	1/17/2025	439	(2)	(4)	0.00%
Empire Equipment Company, LLC	First lien senior secured term loan	S +	5.75%	11.22%	1/17/2025	1,718	1,714	1,704	0.21%
Montway LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.86%	11/4/2025	668	664	662	0.08%
Montway LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.86%	11/4/2025	150	(1)	(1)	0.00%
Montway LLC	First lien senior secured term loan	S +	6.25%	11.86%	11/4/2025	708	703	701	0.09%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.19%	8/5/2028	2,604	2,589	2,568	0.32%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.95%	8/5/2028	2,180	2,153	2,152	0.27%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.05%	8/5/2024	2,192	2,159	2,161	0.27%
NEFCO Holding Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	12.15%	8/5/2028	4,707	(92)	(71)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
NEFCO Holding Company, LLC	First lien senior secured revolving loan	S +	6.50%	12.03%	8/5/2028	3,045	1,389	1,393	0.17%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	6.50%	12.03%	8/5/2028	659	646	649	0.08%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	6.50%	12.15%	8/5/2028	14,324	14,066	14,110	1.77%
Triad Technologies, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.50%	6/8/2026	332	(4)	(4)	0.00%
Triad Technologies, LLC	First lien senior secured term loan	S +	6.00%	11.50%	6/8/2026	1,303	1,290	1,286	0.16%
							48,583	48,628	6.09%
Water utilities
Diamondback Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	10.97%	7/22/2026	$75	$18	$18	0.00%
Diamondback Buyer, LLC	First lien senior secured term loan	S +	5.50%	11.12%	7/22/2026	1,188	1,182	1,178	0.15%
							1,200	1,196	0.15%
Total non-controlled/non-affiliated senior secured debt							$1,344,371	$1,343,692	168.20%
Non-controlled/non-affiliated sponsor subordinated notes
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK		19.50%	7/17/2025	$12	$13	$13	0.00%
Total non-controlled/non-affiliated sponsor subordinated notes							13	13	0.00%
Total non-controlled/non-affiliated investments							1,344,384	1,343,705	168.20%
Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (25) (26) (27)	Equity - 9.82% membership interest						$50,216	$54,697	6.85%
Twin Brook Segregated Equity Holdings, LLC (25) (26) (27)	Equity - 2.11% membership interest						19	17	0.00%
Total non-controlled/affiliated investments							50,235	54,714	6.85%
Total investments							$1,394,619	$1,398,419	175.05%
(1)Unless otherwise indicated, all investments are considered Level 3 investments.
(2)Unless otherwise indicated, all investments represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. Refer to Note 6 for further information.
(3)Principal/par amount is denominated in U.S. Dollars (“$”) unless otherwise noted, Canadian Dollars (“C$”)
(4)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on funded debt investments using the effective interest method.
(5)Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“Term SOFR” or “S”) and/or an alternate base rate (e.g. prime rate (“P”)), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the applicable margin has been provided over Term SOFR based on each respective credit agreement. In some circumstances, interest may be paid-in-kind (“PIK”) rather than cash, resulting in an increased principal amount. As of December 31, 2023, the reference rates for the floating rate loans were the Term SOFR of 5.40% and the Prime Rate of 8.50%.

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)
(6)Represents revolvers and delayed draw term loans where the entire balance is unfunded as of December 31, 2023. The negative fair value is a result of the commitment being valued below par. Refer to Note 8 for further information.
(7)Represents investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2023, non-qualifying assets represented approximately 4.39% of the total assets of the Company.
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
(12)Principal balance includes reserve for letter of credit of $156,238 on which the borrower pays 6.50%.
(13)Principal balance includes reserve for letter of credit of $188,700 on which the borrower pays 6.25%.
(14)Principal balance includes reserve for letter of credit of $7,896 on which the borrower pays 6.25%.
(15)Principal balance includes reserve for letter of credit of $3,930 on which the borrower pays 7.00%.
(16)Principal balance includes reserve for letter of credit of $163,717 on which the borrower pays 6.00%.
(17)Principal balance includes reserve for letter of credit of $265,760 on which the borrower pays 5.75%.
(18)Principal balance includes reserve for letter of credit of $5,410 on which the borrower pays 7.50%.
(19)Principal balance includes reserve for letter of credit of $218,784 on which the borrower pays 5.25%.
(20)Principal balance includes reserve for letter of credit of $3,750 on which the borrower pays 6.00%.
(21)Principal balance includes reserve for letter of credit of $141,677 on which the borrower pays 6.00%.
(22)Principal balance includes reserve for letter of credit of $2,248 on which the borrower pays 5.25%.
(23)Principal balance includes reserve for letter of credit of $3,517 on which the borrower pays 6.75%.
(24)Principal balance includes reserve for letter of credit of $6,240 on which the borrower pays 6.25%.
(25)As a practical expedient, the Company uses net asset value to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.
(26)Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2023, the aggregate fair value of these securities is $54,714 or 6.85% of the Company's net assets. The “restricted securities,” Twin Brook Equity Holdings, LLC and Twin Brook Segregated Equity Holdings, LLC, were purchased on May 19, 2022 and July 28, 2023, respectively.
(27)Non-income producing investment.

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation/ (Depreciation)
Wells Fargo Bank, National Association	USD 1,487	CAD 2,028	1/16/2024	$(44)
Total				$(44)

Currency Abbreviations:
USD - U.S. Dollar
CAD - Canadian Dollar

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt (5)
Air freight and logistics
Load One Purchaser Corporation (6)	First lien senior secured delayed draw term loan	S	+ 6.00%	10.84%	6/21/2028	$6,080	$(103)	$(101)	(0.02)%
Load One Purchaser Corporation	First lien senior secured revolving loan	S	+ 6.00%	10.84%	6/21/2028	3,482	285	291	0.06%
Load One Purchaser Corporation	First lien senior secured term loan	S	+ 6.00%	10.84%	6/21/2028	13,477	13,225	13,252	2.51%
Zipline Logistics, LLC (6)	First lien senior secured delayed draw term loan	S	+ 5.75%	10.59%	9/19/2027	4,527	(85)	(79)	(0.01)%
Zipline Logistics, LLC (6)	First lien senior secured revolving loan	S	+ 5.75%	10.59%	9/19/2027	1,687	(32)	(29)	(0.01)%
Zipline Logistics, LLC	First lien senior secured term loan	S	+ 5.75%	10.59%	9/19/2027	6,924	6,792	6,804	1.29%
							20,082	20,138	3.82%
Auto components
Raneys, LLC (6)	First lien senior secured revolving loan	S	+ 5.75%	10.59%	6/7/2027	$1,522	$(27)	$(25)	0.00%
Raneys, LLC	First lien senior secured term loan	S	+ 5.75%	10.59%	6/7/2027	7,364	7,231	7,243	1.37%
							7,204	7,218	1.37%
Chemicals
Custom Agronomics Holdings, LLC (6)	First lien senior secured revolving loan	S	+ 6.50%	11.34%	8/26/2027	$2,312	$(43)	$(40)	(0.01)%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S	+ 6.50%	11.34%	8/26/2027	3,930	3,853	3,863	0.73%
							3,810	3,823	0.72%
Commercial services and supplies
Industrial Air Flow Dynamics, Inc.	First lien senior secured revolving loan	P	+ 5.25%	12.75%	8/5/2028	$2,537	$376	$380	0.07%
Industrial Air Flow Dynamics, Inc.	First lien senior secured term loan	S	+ 6.25%	10.67%	8/5/2028	17,757	17,412	17,452	3.30%
							17,788	17,832	3.37%
Construction and engineering
Ironhorse Purchaser, LLC (6)	First lien senior secured delayed draw term loan	S	+ 6.50%	11.34%	9/30/2027	$9,413	$(82)	$(70)	(0.01)%
Ironhorse Purchaser, LLC	First lien senior secured revolving loan	S	+ 6.50%	11.33%	9/30/2027	4,210	1,960	1,968	0.37%
Ironhorse Purchaser, LLC	First lien senior secured term loan	S	+ 6.50%	11.34%	9/30/2027	30,605	30,312	30,376	5.74%
Rose Paving, LLC	First lien senior secured revolving loan	S	+ 5.75%	10.57%	11/7/2028	4,560	2,442	2,442	0.46%
Rose Paving, LLC	First lien senior secured term loan	S	+ 5.75%	10.55%	11/7/2028	16,853	16,439	16,439	3.11%
							51,071	51,155	9.67%
Containers and packaging
Bulk Lift International, LLC (6)	First lien senior secured revolving loan	S	+ 6.75%	11.28%	11/15/2027	$1,748	$(43)	$(43)	(0.01)%
Bulk Lift International, LLC	First lien senior secured term loan	S	+ 6.75%	11.28%	11/15/2027	5,816	5,673	5,673	1.07%
K-1 Packaging Group, LLC (6)	First lien senior secured revolving loan	S	+ 6.00%	10.84%	10/6/2027	6,748	(161)	(152)	(0.03)%
K-1 Packaging Group, LLC	First lien senior secured term loan	S	+ 6.00%	10.84%	10/6/2027	33,115	32,317	32,370	6.12%
Sixarp, LLC (6)	First lien senior secured delayed draw term loan	S	+ 5.50%	10.34%	8/5/2027	3,180	(57)	(54)	(0.01)%
Sixarp, LLC (6)	First lien senior secured revolving loan	S	+ 5.50%	10.34%	8/5/2027	3,732	(69)	(63)	(0.01)%
Sixarp, LLC	First lien senior secured term loan	S	+ 5.50%	10.34%	8/5/2027	19,825	19,443	19,482	3.68%
							57,103	57,213	10.81%
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

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Ascent Lifting, Inc. (6)	First lien senior secured revolving loan	S	+ 6.50%	10.17%	9/9/2027	$1,350	$(25)	$(23)	0.00%
Ascent Lifting, Inc.	First lien senior secured term loan	S	+ 6.50%	10.17%	9/9/2027	5,118	5,019	5,029	0.95%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S	+ 6.50%	9.87%	8/5/2028	2,631	2,611	2,585	0.49%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S	+ 6.50%	9.87%	8/5/2028	2,192	124	122	0.02%
NEFCO Holding Company, LLC (6)	First lien senior secured delayed draw term loan	S	+ 6.50%	11.30%	8/5/2024	2,192	(40)	(38)	(0.01)%
NEFCO Holding Company, LLC (6)	First lien senior secured revolving loan	S	+ 6.50%	11.30%	8/5/2028	3,045	(57)	(52)	(0.01)%
NEFCO Holding Company, LLC	First lien senior secured term loan	S	+ 6.50%	11.30%	8/5/2028	14,469	14,186	14,222	2.69%
							21,818	21,845	4.13%
Total non-controlled/non-affiliated senior secured debt							$795,429	$797,019	150.70%

Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC(9)(10)	Equity - 5.09% membership interest						$27,234	$27,468	5.19%
Total non-controlled/affiliated investments							$27,234	$27,468	5.19%
Total investments							$822,663	$824,487	155.89%

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

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements

Note 1.  Organization

AG Twin Brook Capital Income Fund (“TCAP” or the “Company”) is a Delaware statutory trust which was formed on January 27, 2022 (date of inception). AGTB Fund Manager, LLC (the “Adviser”), a wholly-owned subsidiary of Angelo, Gordon & Co., L.P. (“TPG Angelo Gordon”), a diversified credit and real estate investing platform within TPG Inc. (“TPG”) (Nasdaq: TPG), a global alternative investment firm, serves as the investment adviser of the Company. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

TPG Angelo Gordon

On November 1, 2023, TPG completed its previously announced acquisition of TPG Angelo Gordon and its subsidiaries, including the Adviser and the Company’s administrator (the “TPG Transaction”).

In connection with the TPG Transaction, on November 1, 2023, the Company entered into an amended and restated investment management agreement (the “Investment Management Agreement”) with the Adviser. Under applicable law, the TPG Transaction resulted in an assignment and automatic termination of the amended and restated investment management agreement, dated September 6, 2023, between the Company and the Adviser (the “Prior Investment Management Agreement”). The Investment Management Agreement became effective upon closing of the TPG Transaction and the terms of the Investment Management Agreement are identical to the Prior Investment Management Agreement. The Company’s shareholders approved the Investment Management Agreement at a special meeting of shareholders of the Company held on September 26, 2023. The Company’s investment objective will remain unchanged as a result of the entry into the Investment Management Agreement.

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

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
Effective Time and were unaffected by the Merger. As a result, immediately following the Merger, TCAP had approximately 20,945,030 Class I shares outstanding, and no Class S or D shares outstanding.

The Merger with AG Twin Brook BDC, Inc.

On July 28, 2023, the Company completed its previously announced acquisition of AG Twin Brook BDC, Inc., a Delaware corporation (“AGTB” and, together with the Company, the “Parties”) via merger, with the Company continuing as the surviving company (the “AGTB Transaction”). The AGTB Transaction was completed pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated May 19, 2023, by and between the Parties. Prior to the AGTB Transaction closing, AGTB was an affiliated BDC managed by AG Twin Brook Manager, LLC, a wholly-owned subsidiary of TPG Angelo Gordon. The Company is the accounting survivor of the merger. For further information, see Note 10 “Merger with AG Twin Brook BDC, Inc.”
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

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
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

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
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
Investments in investment funds include vehicles structured for the purpose of investing in privately held common and preferred equity interests. Fair values are generally determined utilizing the net asset value (“NAV”) supplied by, or on behalf of, management of each investment fund, which is net of management and incentive fees or allocations charged by the investment fund, if applicable, and is in accordance with the “practical expedient”, as defined by FASB Accounting Standards Update 2009-12, Investments in Certain Entities that Calculate NAV per Share. NAVs received by, or on behalf of, management of each investment fund are based on the fair value of the investment funds’ underlying investments in accordance with policies established by management of each investment fund, as described in each of their financial statements and offering memorandum. Withdrawals and distributions from investments in investment funds are at the discretion of the Adviser and may depend on the liquidation of underlying assets. Investments which are valued using NAV as a practical expedient are excluded from the above hierarchy.

The Company’s board of trustees (the “Board”) has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act (“Rule 2a-5”), and in that role, the Adviser is responsible for performing fair value determinations relating to all of the Company’s investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. Even though the Board designated the Adviser as “valuation designee,” the Board is ultimately responsible for fair value determinations under the 1940 Act.
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

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
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

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
Offering Costs
Offering costs in connection with the offering of common shares of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over a 12-month period. These expenses consist primarily of legal fees and other costs incurred with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s financing facilities.  Such financing costs are capitalized and amortized over the life of the facility utilizing the straight-line method.  For the year ended December 31, 2023, the Company paid approximately $3.8 million of financing costs. For the year ended December 31, 2023, the Company amortized approximately $1.9 million of financing costs which have been included in “Interest” expense on the consolidated statements of operations. For the period from January 27, 2022 (Inception) to December 31, 2022, the Company paid approximately $9.0 million of financing costs. For the period from January 27, 2022 (Inception) to December 31, 2022, the Company amortized approximately $1.1 million of financing costs which have been included in “Interest expense on the consolidated statements of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments. Such fees are deferred when received and recognized as earned over the applicable period. For the year ended December 31, 2023, the Company received approximately $2.2 million respectively of agent fees. For the year ended December 31, 2023, approximately $1.5 million respectively of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the period from January 27, 2022 (Inception) to December 31, 2022, the Company received approximately $0.7 million of agent fees respectively. For the period from January 27, 2022 (Inception) to December 31, 2022, approximately $0.1 million respectively of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations.
Income Taxes
The Company has elected to be regulated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, the Company generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes timely to its shareholders as dividends. To the extent the Company qualifies as a RIC, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax. For the year ended December 31, 2023, the Company did not accrue U.S. federal excise tax.
The Company conducts certain of its activities through its wholly-owned subsidiaries, Twin Brook Equity XVIII Corp., and Twin Brook Equity XXXIII Corp., both of which are Delaware corporations. They are treated as corporations for United States federal income tax purposes and are subject to U.S. federal, state or local income tax. For the year ended December 31, 2023, the Company accrued $0 current federal tax. For the year ended December 31, 2023, the Company accrued approximately $982,000 of deferred federal tax related to the corporations, which is included in “deferred federal tax provision” on the consolidated statements of operations. For the period from January 27, 2022 (Inception) to December

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
31, 2022, the Company accrued $217,000 of U.S. federal tax expense related to Twin Brook Equity XXXIII Corp., which was included in “Other” expense on the consolidated statement of operations.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no tax penalties, and no interest associated with income taxes incurred through December 31, 2023.
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the year ended December 31, 2023, the Company earned approximately $1.4 million respectively of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations. For the period from January 27, 2022 (Inception) to December 31, 2022, the Company earned approximately $2.7 million respectively of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations.
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

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
Investments at fair value and amortized cost consisted of the following as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$1,344,371	$1,343,692	$795,429	$797,019
Sponsor subordinated note	13	13	—	—
Investment in affiliated funds	50,235	54,714	27,234	27,468
Total investments	$1,394,619	$1,398,419	$822,663	$824,487
The industry composition of investments based on fair value as of December 31, 2023 and December 31, 2022 was as follows:

	December 31, 2023	December 31, 2022
Aerospace and defense	0.1%	—%
Air freight and logistics	1.5%	2.4%
Auto components	1.6%	0.9%
Chemicals	0.9%	0.5%
Commercial services and supplies	3.0%	2.2%
Construction and engineering	4.5%	6.2%
Containers and packaging	5.0%	6.9%
Distributors	0.2%	—%
Diversified consumer services	7.7%	6.1%
Electrical equipment	0.8%	1.2%
Electronic equipment, instruments and components	1.1%	1.3%
Food and staples retailing	2.8%	3.5%
Food products	3.8%	4.1%
Gas utilities	0.1%	—%
Health care equipment and supplies	3.5%	4.1%
Health care providers and services	28.9%	26.4%
Health care technology	2.2%	3.0%
Household durables	5.6%	6.1%
Industrial Conglomerates	1.1%	—%
Internet and direct marketing retail	0.8%	—%
IT services	1.5%	3.9%
Leisure equipment and products	0.2%	—%
Leisure products	0.1%	—%
Life sciences tools and services	0.1%	—%
Machinery	2.5%	2.2%
Media	8.7%	8.5%
Metals and mining	0.2%	—%
Multisector holdings	3.9%	3.3%
Pharmaceuticals	0.1%	—%
Personal products	0.2%	—%
Professional services	1.1%	1.9%
Real estate management and development	0.2%	—%
Semiconductors and semiconductor equipment	0.1%	—%
Software	1.2%	1.4%
Specialty retail	1.0%	1.2%
Trading companies and distributors	3.5%	2.7%
Water utilities	0.1%	—%
Total	99.9%	100.0%

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
As of December 31, 2023, 99.9% of investments held were based in the United States and 0.1% were based in Canada. All investments held as of December 31, 2022 were based in the United States.
Note 4.  Fair Value of Investments
Fair Value Disclosures
The following table presents the fair value hierarchy of financial instruments as of December 31, 2023 and December 31, 2022:

	Assets at Fair Value as of December 31, 2023
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$1,343,692	$1,343,692
Sponsor subordinated note	—	—	13	13
Total	$—	$—	$1,343,705	$1,343,705
Investments measured at net asset value(1)				$54,714
Total financial instruments, at fair value				$1,398,419
(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	Liabilities at Fair Value as of December 31, 2023
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts	$—	$(44)	$—	$(44)

	Assets at Fair Value as of December 31, 2022
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$797,019	$797,019
Total	$—	$—	$797,019	$797,019
Investments measured at net asset value(1)				$27,468
Total financial instruments, at fair value				$824,487
(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022:

	Level 3 Assets at Fair Value for the Year Ended December 31, 2023*
(Amounts in thousands)	Balance 1/1/2023	Purchases and Drawdowns(1)	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 12/31/2023	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 12/31/2023
First lien senior secured debt	$797,019	$704,930	$(162,560)	$6,584	$(11)	$(2,270)	$1,343,692	$(2,172)
Sponsor subordinated note	—	12	—	—	—	1	13	1
Total	$797,019	$704,942	$(162,560)	$6,584	$(11)	$(2,269)	$1,343,705	$(2,171)

	Level 3 Assets at Fair Value for the period from January 27, 2022 (Inception) to December 31, 2022*
(Amounts in thousands)	Balance 1/27/2022	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 12/31/2022	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 12/31/2022
First lien senior secured debt	$—	$881,853	$(87,923)	$1,327	$172	$1,590	$797,019	$1,590
Total	$—	$881,853	$(87,923)	$1,327	$172	$1,590	$797,019	$1,590

*Gains and losses are included in their respective captions in the consolidated statements of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.
(1) As of December 31, 2023, included $186.3 million of investments acquired in connection with the AGTB Transaction.
Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2023 and December 31, 2022. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Asset Class	Fair Value as of 12/31/23	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$1,222,639	Discounted cash flow	Yield	9.6% - 25.9%	11.2%	Decrease
	4,044	Market comparable	Forward EBITDA multiple	9.1% - 39.4%	27.6%	Increase
Sponsor subordinated note	13	Market comparable	LTM EBITDA multiple	7.6%	7.6%	Increase
	$1,226,696

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Asset Class	Fair Value as of 12/31/22	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$529,200	Discounted cash flow	Yield	9.7% - 13.0%	10.7%	Decrease
	$529,200
(1)Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
The Company’s other Level 3 investments have been valued primarily using recent transactions. The significant unobservable input used in the discounted cash flow is the yield. The yield is used to discount the estimated future cash flows expected to be received from the underlying investment. The Company considers the portfolio company performance since close, the leverage used by the portfolio company relative to its total enterprise value and other risks associated with an investment in determining the yield. The significant unobservable inputs used in the market comparable valuation techniques include the next twelve months forward and latest twelve month (“LTM”) EBITDA (net income before net interest expense, income tax expense, depreciation and amortization) multiple. Forward or LTM EBITDA for comparable portfolio companies are multiplied by the portfolio companies most recent available EBITDA to derive the portfolio company fair value. Pricing models take into account the contractual terms of the financial instrument, as well as relevant inputs, including where applicable, equity prices, interest rate yield curves, credit curves, correlation, and the creditworthiness of the counterparty.
Note 5.  Debt
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations.
The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of December 31, 2023 and December 31, 2022, the asset coverage ratio was 224.2% and 263.6%, respectively.
For the year ended December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022 the components of interest expense were as follows:

(Amounts in thousands)	Year Ended December 31, 2023	Period from January 27, 2022 (Inception) to December 31, 2022
Interest expense	$41,029	$7,066
Amortization of deferred financing costs	1,921	1,106
Total interest expense	$42,950	$8,172
Average interest rate	7.71%	5.54%
Average daily borrowings	$464,312	$114,023
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

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
From time to time, the Transferor expects to sell and/or contribute certain investments to the MSPV Borrower. Proceeds from the MSPV Credit Facility will be used to finance the origination and acquisition of loans by the MSPV Borrower, including the purchase of such assets from the Transferor. The Company retains a residual interest in assets contributed to or acquired by the MSPV Borrower through its ownership of the MSPV Borrower. The MSPV Borrower is subject to meet certain covenants under the MSPV Credit Facility agreement. As of December 31, 2023 and 2022, the MSPV Borrower was in compliance with all such covenants.
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

The ASPV Credit Facility is secured by all of the assets of the ASPV Borrower and a pledge of equity interests in the ASPV Borrower. The ASPV Borrower is subject to meet certain financial covenants under the ASPV Credit Facility agreement. As of December 31, 2023 and 2022, the ASPV Borrower was in compliance with all such covenants.

On November 17, 2023, the Company, as borrower, entered into a new Senior Secured Revolving Credit Agreement (as amended, supplemented or otherwise modified from time to time, the “Truist Credit Facility”), with the lenders and issuing banks party thereto and Truist Bank, as administrative agent.

The Company may prepay any class of loans and/or terminate or reduce the revolving commitments of any class under the Truist Credit Facility at any time without penalty. The obligation of the lenders to make loans under the Truist Credit Facility will terminate on November 17, 2027 and the loan facility is scheduled to mature on November 17, 2028. The revolving loans will be subject to an interest rate of, at the Company’s option, adjusted term SOFR plus 2.00% or the alternate base rate plus 1.00%.

The Truist Credit Facility is guaranteed by Twin Brook Capital Funding XXXIII, LLC (the “Guarantor”), a direct and wholly owned subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future. The Truist Credit Facility is secured by all assets of the Company and the Guarantor.

As of December 31, 2023, there are approximately $150.0 million in borrowings outstanding on the ASPV Credit Facility, $350.3 million in borrowings outstanding on the MSPV Credit Facility, and $142.7 million in borrowings outstanding on

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
the Truist Credit Facility. Borrowings under the Company’s facilities are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

Credit facilities consisted of the following as of December 31, 2023:

	As of December 31, 2023
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value	Assets Pledged as Collateral(2)
ASPV Credit Facility	$300,000	$150,000	$56,227	$150,000	$305,690
MSPV Credit Facility	500,000	350,300	29,127	350,300	606,827
Truist Credit Facility	330,000	142,700	141,175	142,700	431,188
Total credit facilities	$1,130,000	$643,000	$226,529	$643,000	$1,343,705
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

As of December 31, 2023 and 2022, respectively, the Company did not have borrowings under Short Term Financing Transactions.
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

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
On September 6, 2023, the Company entered into an amended and restated administration agreement (the “Administration Agreement”) with the Administrator. The Administration Agreement amended and restated the Original Administration Agreement in response to comments issued by certain state securities regulators in connection with their review of the Company’s continuous offering of Common Shares. The terms and conditions of the Administration Agreement are unchanged from those of the Original Administration Agreement, under which the Administrator has provided administrative services to the Company since its inception, except to (i) remove overhead expenses (including rent, office equipment and utilities) from the description of costs and expenses of the Administrator that are to be borne by the Company and (ii) clarify certain types of costs and expenses related to the Company’s operations, administration and transactions that are to be borne by the Company.
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
Unless earlier terminated as described below, the Administration Agreement will remain in effect until September 6, 2025 and from year to year thereafter if approved annually by the vote of the Board and the vote of a majority of the Company’s independent trustees (the “Independent Trustees”). The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other.
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

For the year ended December 31, 2023, the Administrator charged approximately $1.8 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the period from January 27, 2022 (Inception) to December 31, 2022, the Administrator charged approximately $518,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

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

On September 6, 2023, the Company entered into the Prior Investment Management Agreement with its Adviser, in response to comments issued by certain state securities regulators in connection with their review of the Company’s continuous offering of Common Shares. The terms of the Prior Investment Management Agreement were unchanged from those of the Original Investment Management Agreement, except to (i) remove conditional language that sunsets certain provisions if the Company’s securities become “covered securities,” as defined in Section 18 of the Securities Act of 1933, as amended; (ii) remove overhead expenses (including rent, office equipment and utilities) from the costs and expenses of the Administrator that are to be borne by the Company; (iii) clarify certain types of costs and expenses related to the Company’s operations, administration and transactions that are to be borne by the Company; and (iv) clarify the Adviser’s indemnification standard is consistent with the NASAA Omnibus Guidelines.

In connection with the TPG Transaction closing on November 1, 2023, the Company entered into the Investment Management Agreement with its Adviser. Under applicable law, the TPG Transaction resulted in an assignment and automatic termination of the Prior Investment Management Agreement. The Investment Management Agreement became

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
effective upon the closing of the TPG Transaction and the terms of the Investment Management Agreement are identical to the Prior Investment Management Agreement. On September 26, 2023, the Company’s shareholders approved the Investment Management Agreement.
Unless earlier terminated as described below, the Investment Management Agreement will remain in effect until November 1, 2025 and from year to year thereafter if approved annually by the vote of the Board of Trustees of the Company or by the vote of a majority of the outstanding voting securities of the Company, and the vote of a majority of the Company’s Independent Trustees. The Investment Management Agreement will automatically terminate in the event of assignment. The Investment Management Agreement may be terminated by (1) the Company without penalty on 60 days’ written notice, (2) by the vote of a majority of the outstanding voting securities of the Company or by the vote of the Company’s trustees, or (3) the Adviser on 120 days’ written notice.
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

For the year ended December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022, the Company has approximately $2.4 million and $1.3 million, respectively, payable to the Adviser for organizational, offering and operating costs, which is included in “accrued expenses and other liabilities payable to affiliate” and “due to affiliate” on the statements of assets and liabilities.
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
For the year ended December 31, 2023, the Company accrued approximately $7.7 million of base management fees payable to the Adviser. For the period from January 27, 2022 (Inception) to December 31, 2022, the Company accrued approximately $2.3 million of base management fees payable to the Adviser. As of December 31, 2023 and December 31, 2022, base management fees payable by the Company to the Adviser were approximately $2.3 million and $1.4 million, respectively.
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

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
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
For the year ended December 31, 2023, the Company accrued approximately $8.6 million of income incentive fees. For the period from January 27, 2022 (Inception) to December 31, 2022, the Company accrued approximately $2.1 million of income incentive fees. As of December 31, 2023 and December 31, 2022, the Company had approximately $2.8 million and $1.4 million of income incentive fees payable, respectively.

As of December 31, 2023, the Company had approximately $496,000 of accrued capital gains incentive fees, of which none were paid or payable to the Adviser, representing an increase in accrued capital gains incentive fees of $247,000. As of December 31, 2022, the Company had approximately $249,000 of capital gains incentive fees payable.

Shareholder Servicing and/or Distribution Fees — Class S and Class D

On March 1, 2023, the Company entered into an Intermediary Manager Agreement with Foreside Financial Services, LLC, as its “Intermediary Manager” and principal underwriter in connection with the offering of the shares of the Company.

The Intermediary Manager is a broker-dealer registered with the SEC is a member of the Financial Industry Regulatory Authority (“FINRA”).

The following table shows the shareholder servicing and/or distribution fees we pay the Intermediary Manager under the Intermediary Manager Agreement with respect to the Class S, Class D and Class I shares on an annualized basis as a

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
percentage of our NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

Shareholder Servicing and/or Distribution Fee as a% of NAV
Class S shares	0.85%
Class D shares	0.25%
Class I shares	—%

Subject to FINRA and other limitations on underwriting compensation, we will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class S shares and a shareholder servicing and/or distribution fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly.

The Adviser has voluntarily agreed to pay up to 0.60% of the shareholder servicing and/or distribution fee on Class S shares sold for a one-year period beginning October 1, 2023.

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

For the year ended December 31, 2023, the Company accrued approximately $31,000 and less than $1,000, of Class S and Class D shareholder servicing and distribution fees, respectively, of which $22,000 of Class S servicing fees were waived. For the period from January 27, 2022 (Inception) to December 31, 2022, the Company did not accrue servicing fees.

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

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

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

For the year ended December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022, no such Expense Payments were made by the Adviser. For the avoidance of doubt, pursuant to the Merger Agreement, the Expense Support Agreement terminated at the Effective Time of the Merger.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the Company’s Independent Trustees, and in some cases, the prior approval of the SEC. The Company intends to rely on exemptive relief that has been granted by the SEC to the Company, the Adviser, and TPG Angelo Gordon to permit the Company to co-invest with other funds managed by the Adviser or TPG Angelo Gordon, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.
Pursuant to such exemptive relief, the Company is generally permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board of Trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. In certain situations where co-investment with one or more funds managed by TPG Angelo Gordon is not permitted or appropriate, TPG Angelo Gordon will need to decide which funds will proceed with the investment. TPG Angelo Gordon will make these determinations based on its policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
Investment in Affiliated Funds
The Company holds equity investments through its interest in the affiliated funds, Twin Brook Equity Holdings, LLC and Twin Brook Segregated Holdings, LLC. These were created to hold equity interest that are purchased alongside the underlying portfolio companies’ debt.

Fair value and transactions, of the Company’s investments in affiliates were as follows for the year ended December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022:

	Investment in Affiliated Funds at Fair Value for the Year Ended December 31, 2023
(Amounts in thousands)	Fair Value as of January 1, 2023	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2023	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$27,468	$23,068	$(123)	$37	$4,247	$54,697	$—
Twin Brook Segregated Equity Holdings, LLC	—	19	—	—	(2)	17	—
Total non-controlled/affiliated investments	$27,468	$23,087	$(123)	$37	$4,245	$54,714	$—

	Investment in Affiliated Funds at Fair Value for the Period from January 27, 2022 (Inception) to December 31, 2022
(Amounts in thousands)	Fair Value as of January 27,2022 (Inception)	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2022	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$—	$27,234	$—	$—	$234	$27,468	$—
Total non-controlled/affiliated investments	$—	$27,234	$—	$—	$234	$27,468	$—
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

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
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
As of December 31, 2023, the Company’s monthly average USD notional exposure to foreign currency forward contracts was approximately $728,000.
The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of December 31, 2023:

Counterparty	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets/(Liabilities)	Collateral Received/Pledged(1)	Net Amounts(2)
Wells Fargo Bank, National Association	—	44	$(44)	$—	$(44)
(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.
The effect of transactions in derivative instruments on the consolidated statement of operations for the year ended December 31, 2023 was as follows:

Year Ended December 31, 2023
Net change in unrealized gain (loss) on foreign currency forward contracts	$(44)
There were no derivative transactions entered in to or outstanding for the period from January 27, 2022 (Inception) to December 31, 2022.
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
As of December 31, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	December 31, 2023	December 31, 2022
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$53	$—
626 Holdings Equity, LLC	118	—
A.P.A Industries, LLC	1,523	—
Abrasive Technology Intermediate, LLC	97	—

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Portfolio Company	December 31, 2023	December 31, 2022
ACES Intermediate, LLC	7,114	6,964
Advanced Lighting Acquisition, LLC	324	—
ADVI Health, LLC	1,062	1,062
Advocate RCM Acquisition Corp	2,902	—
AEP Passion Intermediate Holdings, Inc.	16	—
AFC Industries, Inc.	4,628	—
Affinitiv, Inc.	248	—
Agility Intermediate, Inc.	53	—
AHR Intermediate, Inc	7,072	12,139
ARC Healthcare Technologies, LLC	—	9,947
Alliance Environmental Group, LLC	3	—
ALM Media, LLC	971	—
Altamira Material Solutions, LP	37	—
AM Buyer, LLC	95	—
Answer Acquisition, LLC	9	—
Apex Dental Partners, LLC	167	—
Aptitude Health Holdings, LLC	214	—
Aquatic Sales Solutions, LLC	70	—
ASC Ortho Management, LLC	57	—
Ascent Lifting, Inc.	2,500	1,345
ASP Global Acquisition, LLC	485	—
AvCarb, LLC	38	—
Banner Buyer, LLC	370	—
Barkley, LLC	2,300	—
BBG Intermediate Holdings, Inc.	4	—
BCI Burke Holding Corp.	185	—
Beacon Oral Specialists Management LLC	188	—
Beghou Consulting, LLC	2,714	—
Behavior Frontiers, LLC	38	—
Benefit Plan Administrators of Eau Claire, LLC	6,122	8,990
Bio Agri Mix Holdings Inc.	87	—
BPCP EE Intermedco LLC	3,387	—
BPCP WLF Intermedco LLC	7,876	7,876
Bulk Lift International, LLC	1,801	1,748
Canadian Orthodontic Partners Corp.	23	—
CCG Acquisition, Inc.	19	—
Champion Motorsports Group, LLC	56	—
Change Academy at Lake of the Ozarks, LLC	2,556	5,786
CL Services Acquisition, LLC	4,976	—
Community Care Partners, LLC	31	—
Copperweld Group, Inc.	139	—
Cosmetic Solutions, LLC	344	—
CPS HVAC Group, LLC	141	—
CPS Power Buyer, LLC	4,348	4,705
CR Services Intermediate, LLC	101	—

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Portfolio Company	December 31, 2023	December 31, 2022
Custom Agronomics Holdings, LLC	2,161	2,312
DealerOn Inc.	314	—
Dermatology Medical Partners OpCo, LLC	9	—
Diamondback Buyer, LLC	56	—
DNS IMI Acquisition Corp	42	—
Domino Equipment Company, LLC	66	—
Double E Company, LLC	2,167	4,314
Dykstra's Auto, LLC	112	—
Edko Acquisition, LLC	38	—
EH Management Company, LLC	26	—
Empire Equipment Company, LLC	439	—
EMSAR Acquisition LLC	13	—
Endodontic Practice Partners, LLC	5,415	6,696
Engelman Baking Co., LLC	200	—
E-Phoenix Acquisition Co. Inc.	75	—
Esquire Deposition Solutions, LLC	3,061	6,007
Ever Fresh Fruit Company, LLC	1,380	—
Exclusive Concepts, LLC	2,880	—
Flourish Research Acquisition, LLC	3,433	—
Formulated Buyer, LLC	234	—
Franchise Fastlane, LLC	15	—
FreshAddress, LLC	30	—
Geriatric Medical and Surgical Supply, LLC	248	—
Gold Medal Holdings, Inc.	5	—
Golden Bear PT Partners, LLC	22	—
Green Monster Acquisition, LLC	11	—
Guardian Dentistry Practice Management, LLC	4	—
H2 Holdco, Inc.	7,349	—
Helpware, Inc.	3,880	3,205
Highland Acquisition, Inc.	30	—
HLSG Intermediate, LLC	239	—
Home Brands Group Holdings, Inc.	48	—
Hultec Buyer, LLC	2,819	—
Hydromax USA, LLC	228	—
Icelandirect, LLC	6	—
Icreon Holdings, LLC	803	1,049
IMA Group Management Company, LLC	201	—
Industrial Air Flow Dynamics, Inc.	2,537	2,114
Infolinks Media Buyco, LLC	38	—
IPC Pain Acquisition, LLC	2,240	11,945
Ironhorse Purchaser, LLC	2,471	11,624
ISSA, LLC	131	—
ITSavvy LLC	2,012	4,784
Johns Byrne LLC	4,039	—
Juniper Landscaping Holdings LLC	7,099	—

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Portfolio Company	December 31, 2023	December 31, 2022
K-1 Packaging Group, LLC.	6,748	6,748
Kalkomey Enterprises, LLC	77	—
Kwalu, LLC	5,061	5,061
Lawn Care Holdings Purchaser, Inc	4,506	—
Leonard Group, Inc.	234	—
Load One Purchaser Corporation	9,787	9,214
MacKenzie Childs Acquisition, Inc.	1,799	445
MacNeill Pride Group Corp.	332	—
Mad Rose Company, LLC	395	—
Main Street Gourmet, LLC	38	—
Mattco Forge, Inc.	506	—
Medical Technology Associates, Inc.	1,966	1,929
MetaSource, LLC	94	—
Millennia Patient Services, LLC	53	—
Montway LLC	150	—
MRC Keeler Acquisition, LLC	150	—
MWEC Management, LLC	2,606	—
Nasco Healthcare Inc.	3,322	3,322
NEFCO Holding Company, LLC	6,316	7,270
Nelson Name Plate Company	90	—
Network Partners Acquisition, LLC	150	—
NH Kronos Buyer, Inc.	12,705	12,443
Nimlok Company, LLC	320	—
NTM Acquisition Corp	1,176	—
NutriScience Innovations, LLC	131	—
Optimized Marketing Acquisition, LLC	1,861	1,861
P and R Dental Strategies, LLC	23	—
Peak Dental Services, LLC	38	—
Peak Investment Holdings, LLC	404	—
Peninsula MMGY Corporation	3,691	—
Pentec Acquisition Corp.	75	—
PHGP MB Purchaser, Inc.	88	—
Pink Lily Holdings, LLC	63	—
PPW Acquisition, LLC	30	—
PRA Acquisition, LLC	56	—
Propio LS, LLC	—	905
Premier Early Childhood Education Partners LLC	9,570	—
Purpose Home Health Acquisition, LLC	1,956	8,600
Qin's Buffalo, LLC	105	—
QLS Buyer, Inc	1,629	—
Raneys, LLC	4,825	1,522
Reliable Medical Supply LLC	112	—
Renovation Systems, LLC	1,719	—
Revival Animal Health, LLC	34	—
RKD Group, LLC	4,905	4,905

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Portfolio Company	December 31, 2023	December 31, 2022
RMS Health Care Management, LLC	3,018	—
Rose Paving, LLC	4,319	2,006
RQM Buyer, Inc.	165	—
RTP Acquisition, LLC	38	—
Sage Dental Management, LLC	49	—
SAMGI Buyer, Inc.	138	—
SASE Company, LLC	20	—
SCP Beverage Buyer, LLC	25	—
SCP ENT and Allergy Services, LLC	256	—
Shasta Buyer, LLC	2,081	1,962
ShiftKey, LLC	110	—
Silver Falls MSO, LLC	79	—
SimiTree Acquisition LLC	137	—
SIMKO Merger Sub, LLC	6,818	—
Sixarp, LLC	6,912	6,912
Soccer Post Acquisition, LLC	1,856	772
Southeast Primary Care Partners, LLC	225	—
Southern Orthodontic Partners Management, LLC	92	—
Southern Sports Medicine Partners, LLC	35	—
Spear Education Holdings, LLC	4,463	4,463
Spectrum Solutions, LLC	267	—
SPG Holdco, LLC	2,070	—
Star Dental Partners LLC	11,806	—
Starwest Botanicals Acquisition, LLC	96	—
Stax Holding Company, LLC	60	—
Steel City Wash, LLC	16	—
Storm Smart Buyer LLC	105	—
Sun Orchard, LLC	5,336	4,875
Surplus Solutions, LLC	1,771	1,771
Teel Plastics, LLC	324	—
The Channel Company, LLC	45	—
Trademark Global, LLC	18	—
Treat Planet Acquisition, LLC	1,965	—
Triad Technologies, LLC	332	—
TSR Concrete Coatings, LLC	1,534	—
U.S. Urology Partners, LLC	1,401	—
United Land Services Opco Parent, LLC	259	—
Universal Pure, LLC	5,139	12,228
US Foot and Ankle Specialists, LLC	439	12,467
USALCO, LLC	59	—
Vanguard Packaging, LLC	535	—
Varsity DuvaSawko Operating Corp.	537	—
Varsity Rejuvenate Partners, LLC	8,377	—
Vehicle Accessories, Inc.	38	—
VetEvolve Holdings, LLC	14,699	—

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Portfolio Company	December 31, 2023	December 31, 2022
Vital Care Buyer, LLC	580	—
WCI Volt Purchaser, LLC	2,249	2,249
Western Veterinary Partners, LLC	24	—
Westminster Cracker Company, Inc.	1,534	—
White Label Communications,LLC	1,534	—
WTWH Buyer, LLC	1,638	1,638
Yard-Nique, Inc	6,030	6,695
Zipline Logistics, LLC	6,214	6,214
Total unfunded portfolio company commitments	324,051	$243,089
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings during the normal course of business. As of December 31, 2023, management was not aware of any material pending or threatened litigation.
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

As of December 31, 2023 and December 31, 2022, the Company had 31,438,430 and 20,943,030 shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares for the year ended December 31, 2023 (excluding the shares issued in connection with the Merger):

	Year Ended December 31, 2023
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	9,197,698	$236,709
Distributions reinvested	101,791	2,621
Net increase (decrease)	9,299,489	$239,330

	Year Ended December 31, 2023
	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	1,179,452	$30,374
Distributions reinvested	1,758	45
Net increase (decrease)	1,181,210	$30,419

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

	Year Ended December 31, 2023
	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	12,700	$327
Net increase (decrease)	12,700	$327
The following tables summarize transactions in common shares for the period from January 27, 2022 (Inception) to December 31, 2022 (excluding the shares issued in connection with the Merger):

	Period from January 27, 2022 (Inception) to December 31, 2022
	Shares	Amount in Thousands
Common shares:
Proceeds from shares sold	20,943,030	$529,300
Net increase (decrease)	20,943,030	$529,300

Dividends
The following tables reflect dividends declared for each share class for the year ended December 31, 2023.

Year Ended December 31, 2023
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
March 27, 2023	March 31, 2023	April 28, 2023	$0.1800	$3,825
April 26, 2023	April 28, 2023	May 31, 2023	$0.1800	$4,019
May 25, 2023	May 31, 2023	June 30, 2023	$0.1800	$4,103
June 27, 2023	June 30, 2023	July 28, 2023	$0.1800	$4,173
July 25, 2023	July 28, 2023	August 31, 2023	$0.1800	$4,234
August 28, 2023	August 31, 2023	September 30, 2023	$0.1900	$5,117
September 26, 2023	September 30, 2023	October 31, 2023	$0.2000	$5,473
October 28, 2023	October 31, 2023	November 30, 2023	$0.2200	$6,258
November 28, 2023	November 30, 2023	December 29, 2023	$0.2200	$6,538
December 15, 2023	December 29, 2023	January 31, 2024	$0.5700	$17,239

Year Ended December 31, 2023
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
October 28, 2023	October 31, 2023	November 30, 2023	$0.2146	$4
November 28, 2023	November 30, 2023	December 29, 2023	$0.2147	$106
December 15, 2023	December 29, 2023	January 31, 2024	$0.5645	$667

Year Ended December 31, 2023
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
December 15, 2023	December 29, 2023	January 31, 2024	$0.5645	$7

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
The following table reflects dividends declared on common shares for the period from January 27, 2022 (Inception) to December 31, 2022:

Period from January 27, 2022 (Inception) to December 31, 2022
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
December 19, 2022	December 30, 2022	January 31, 2023	$0.75	$15,707

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which it reinvests all cash dividends declared by the Board of Trustees on behalf of its shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of our Company’s distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Share Repurchase Plan

The Company has implemented a share repurchase program under which, at the discretion of the Board, the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. For the avoidance of doubt, such target amount is assessed each calendar quarter. The Board of Trustees may amend or suspend the share repurchase program at any time (including to offer to purchase fewer shares) if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter, or may only be available in an amount less than 5% of our Common Shares outstanding.

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

For the year ended December 31, 2023, no shares were repurchased.

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

All of the dividends declared for the years ended December 31, 2023 and December 31, 2022 were derived from ordinary income, as determined on a tax basis. Taxable income is an estimate and is not fully determined until the Company's tax

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
return is filed. Differences between taxable income and net investment income and realized gains on a U.S. GAAP basis are reconciled in Note 11 to the financial statements.

Note 10.  Merger with AG Twin Brook BDC, Inc.

On July 28, 2023, the Company completed its previously announced acquisition of AGTB via merger, with the Company continuing as the surviving company. As of the effective time, each share of AGTB’s common stock, par value $0.001 per share, outstanding immediately prior to the effective time was converted into the right to receive $20.00 per share in cash, without interest, subject to any applicable withholding taxes. The Company paid cash consideration in connection with the AGTB Transaction of approximately $193 million and had transaction costs of approximately $0.8 million. The Company acquired $186 million of investments at amortized cost and fair value, with $7 million in other assets net of other liabilities.

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

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
(1)Other assets include a $2 million waiver receivable from the Adviser for operating expenses.
Note 11.  Income Taxes
All of the dividends declared for the years ended December 31, 2023 and December 31, 2022 were derived from ordinary income, as determined on a tax basis.

Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or expenses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. There were $4.2 million and $0.4 million of permanent differences primarily related to non-deductible offering costs and net income from wholly-owned subsidiary as of December 31, 2023,and December 31, 2022, respectively.

The following reconciles the increase (decrease) in net assets resulting from operations to taxable income for the years ended December 31, 2023 and December 31, 2022:

(Amounts in thousands)	Year Ended December 31, 2023	Period from January 27, 2022 (Inception) to December 31, 2022
Net increase (decrease) in net assets resulting from operations	$61,643	$15,302
Adjustments:
Net realized gain/(loss) for tax not included in book realized income	—	—
Net change in unrealized (gain)/loss from investments	(1,976)	(1,824)
Deferred organizational costs	423	372
Other nondeductible expenses	3,220	401
Capital Loss Carryforward	12	—
Net income from consolidated wholly-owned subsidiary	955	2
Taxable income(1)	$64,277	$14,253

(1) Taxable income is an estimate and is not fully determined until the Company's tax return is filed.

The components of accumulated undistributed (over-distributed) earnings (losses) as calculated on a tax basis for the years ended December 31, 2023 and December 31, 2022 were:

(Amounts in thousands)	December 31, 2023	December 31, 2022
(Over)/Underdistributed ordinary income	$1,059	$(1,454)
Distributable capital gains	—	—
Other temporary book/tax differences	(806)	(374)
Net unrealized appreciation (depreciation) on investments	3,800	1,824
Total accumulated undistributed (over-distributed) earnings	$4,053	$(4)

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, as of December 31, 2023 and December 31, 2022 were as follows:

(Amounts in thousands)	December 31, 2023	December 31, 2022
Tax cost	$1,394,619	$822,663
Gross unrealized appreciation	11,108	2,067
Gross unrealized depreciation	(7,308)	(243)
Net unrealized appreciation/(depreciation) on investments	$3,800	$1,824

Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized by the Fund may get carried forward indefinitely and retain their character as short-term and/or long-term losses. Any such losses will be deemed to arise on the first day of the next taxable year. Capital losses for the year ended December 31, 2023 , which will be deemed to arise on the first day of the tax year ended December 31, 2024 were as follows:

(Amounts in thousands)	Year Ended December 31, 2023	Period from January 27, 2022 (Inception) to December 31, 2022
Short-term:	11,503	—
Long-term:	—	—

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
Note 12.  Financial Highlights
The following are financial highlights for a common share outstanding for the year ended December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022.

(Amounts in thousands, except share and per share amounts)	Year Ended December 31, 2023
	Class I	Class S*	Class D*
Per share data:
Net asset value, beginning of period	$25.25	$25.80	$25.75
Net investment income (loss)(1)	2.39	0.65	0.23
Net realized and unrealized gain (loss)(2)	0.07	(0.05)	(0.01)
Total from operations	2.46	0.60	0.22
Dividends declared	(2.30)	(0.99)	(0.56)
Total increase (decrease) in net assets	0.16	(0.39)	(0.34)
Net asset value, end of period	$25.41	$25.41	$25.41
Shares outstanding, end of period	30,244,520	1,181,210	12,700
Total return(3)(4)	10.0%	2.4%	0.9%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	11.1%	3.7%	0.9%
Ratio of total net operating expenses to average net assets(4)(5)(7)	1.0%	0.3%	0.1%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(8)	9.6%	3.5%	0.9%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	9.4%	3.4%	0.9%
Net assets, end of period	$768,513	$30,015	$323
Weighted average shares outstanding	24,792,294	571,089	12,700
Portfolio turnover rate(10)	14.6%	14.6%	14.6%
Asset coverage ratio(11)	224.2%	224.2%	224.2%

*Class S commenced operations on 10/2/2023; Class D commenced operations on 12/1/2023.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

(Amounts in thousands, except share and per share amounts)	Period from January 27, 2022 (Inception) to December 31, 2022
Per share data:
Net asset value, beginning of period	$25.00
Net investment income (loss)(1)	1.56
Net realized and unrealized gain (loss)(2)	(0.56)
Total from operations	1.00
Dividends declared	(0.75)
Total increase (decrease) in net assets	0.25
Net asset value, end of period	$25.25
Shares outstanding, end of period	20,943,030
Total return(3)(4)	4.0%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	5.6%
Ratio of net operating expenses less interest and tax expense to average net assets(4)(5)(7)	1.4%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(8)	3.1%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	4.6%
Net assets, end of period	$528,895
Weighted average shares outstanding	8,534,410
Total capital commitments, end of period	$529,300
Ratio of total contributed capital to total committed capital, end of period	100.0%
Portfolio turnover rate(10)	10.7%
Asset coverage ratio(11)	263.6%
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
(4)Not annualized.
(5)Average net assets are computed using the average monthly net assets during the reporting period.
(6)Ratio of total expenses to average net assets is computed using total expenses net of waivers from the Administrator, if applicable. Included in total expenses are incentive fees of 1.4%, 0.5%, and 0.1% respectively, as a percent of average net assets for the year ended December 31, 2023 for Class I, Class S, and Class D, respectively. Additionally, included in total expenses for the period from January 27, 2022 (Inception) to December 31, 2022 are incentive fees of 1.4%. The impact of the waiver included in total expenses net of waivers was (0.2)% for Class S shares and was not applicable to Class D or Class I shares for the year ended December 31, 2023. There were no waivers for the period from January 27, 2022 (Inception) to December 31, 2022.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
(7)Ratio of net operating expenses to average net assets is computed using total operating expenses less interest expense, tax expense, organizational expense, offering expense, management fees, incentive fees, shareholder servicing and distribution fees, and waivers from the Administrator, if applicable.
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

Subsequent Subscriptions and Dividend Declarations

The Company received approximately $45 million of net proceeds, inclusive of distributions reinvested through the Company’s distribution reinvestment plan, relating to the issuance of Class I shares for subscriptions effective January 2, 2024, $7.3 million of net proceeds relating to the issuance of Class S shares for subscriptions effective January 2, 2024, and $0.01 millions of net proceeds relating to the issuance of Class D shares for subscriptions effective January 2, 2024. Additionally, the Company received approximately $50.2 million of net proceeds relating to the issuance of Class I shares for subscriptions effective February 2, 2024 and $3.6 million of net proceeds relating to the issuance of Class S shares for subscriptions effective February 2, 2024, and $1.0 million of net proceeds relating to the issuance of Class D shares for subscriptions effective February 2, 2024. The issuance price for March share issuances is not yet finalized at the date of this filing.

On January 24, 2024, the Company’s Board declared net distributions of $0.2300 per Class I share and $0.2246 per Class S share and Class D share, respectively, payable on February 27, 2024 to shareholders of record as of January 31, 2024. Additionally, on February 27, 2024, the Company’s Board declared net distributions of $0.2300 per Class I share and $0.2250 per Class S share and Class D share, respectively, payable on March 27, 2024 to shareholders of record as of February 29, 2024.

Effective January 30, 2024, the Company repurchased 19,539 shares for $486,551, payable on February 5, 2024, net of Early Repurchase Deductions, when applicable.

On March 19, 2024, the Company issued $90 million, 7.69% senior unsecured notes due March 19, 2027 and $150 million. 7.78% senior unsecured notes due March 19, 2029.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurances that information required to be disclosed in this Annual Report on Form 10-K and other reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023. It should be noted that any system of controls, regardless of design and execution, can provide only reasonable assurance of achieving the desired control objectives.
Management’s Report on Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

The Company’s internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company (with participation of the Chief Executive Officer and Chief Financial Officer) conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2023 pursuant to the rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company's fiscal year ended December 31, 2023.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company’s fiscal year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company’s fiscal year ended December 31, 2023.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company’s fiscal year ended December 31, 2023.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company’s fiscal year ended December 31, 2023.

PART IV
Item 15. Exhibits.

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated May 19, 2023, by and between the Company and AG Twin Brook BDC, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 19, 2023)

3.1
Third Amended and Restated Agreement and Declaration of Trust, dated September 6, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2023)

3.2	Second Amended and Restated Bylaws, dated September 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2023)
4.1*	Description of Securities
10.1
Amended and Restated Investment Management Agreement, dated September 6, 2023, by and between the Company and the Adviser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2023)

10.2
Amended and Restated Investment Management Agreement, dated November 1, 2023, by and between the Company and the Adviser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2023)

10.3
Amended and Restated Intermediary Manager Agreement, dated March 1, 2023, by and between the Company and Foreside Financial Services, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023)

10.4
Form of Selected Intermediary Agreement (incorporated by reference to Exhibit 99.(H)(2) to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form N-2/A, filed with the SEC on December 12, 2022)

10.5
Distribution and Servicing Plan, dated October 25, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023)

10.6
Global Custody Agreement, dated December 15, 2022, by and between the Company and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023)

10.7
Amended and Restated Administration Agreement, dated September 6, 2023, by and between the Company and the Adviser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2023)

10.8
Services Agreement, dated October 24, 2022, by and between the Company and DST Systems, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023)

10.9
Expense Support and Conditional Reimbursement Agreement, dated October 25, 2022, by and between the Company and the Adviser (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023)

10.10
Loan and Servicing Agreement, dated as of June 17, 2022, by and among Twin Brook Capital Funding XXXIII MSPV, LLC, Twin Brook Capital Funding XXXIII, LLC. AGTB Fund Manager, LLC, the Lenders (defined therein) party thereto, Morgan Stanley Asset Funding, Inc. and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023)

10.11
Amendment No.1 to Loan and Servicing Agreement, dated as of October 28, 2022, by and among Twin Brook Capital Funding XXXIII MSPV, LLC, Twin Brook Capital Funding XXXIII, LLC. AGTB Fund Manager, LLC, the Lenders (defined therein) party thereto, Morgan Stanley Asset Funding, Inc. and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023)

10.12
Loan, Security and Collateral Management Agreement, dated as of December 13, 2022, by and among Twin Brook Capital Funding XXXIII ASPV, LLC, Twin Brook Capital Funding XXXIII, LLC, AGTB Fund Manager, LLC, the Lenders (defined therein) party thereto, Ally Bank and Computershare Trust Company, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023)

10.13
Senior Secured Revolving Credit Agreement, dated as of November 17, 2023, by and among the Company, the Lenders and Issuing Banks (as defined therein) party thereto and Truist Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2023)

10.14
AG Twin Brook Capital Income Fund Multiple Class Plan, dated October 25, 2022 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023)

10.15
Distribution Reinvestment Plan, dated October 25, 2022 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023)

14.1*	Joint Code of Ethics of AG Twin Brook Capital Income Fund and AGTB Fund Manager, LLC
21.1*	List of Subsidiaries
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________
*Filed herewith
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG TWIN BROOK CAPITAL INCOME FUND

March 20, 2024	By:	/s/ Trevor Clark
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

March 20, 2024	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer, Chairman of the Board of Trustees, and Trustee
(Principal Executive Officer)

March 20, 2024	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

March 20, 2024	By:	/s/ James E. Bowers
James E. Bowers
Independent Trustee

March 20, 2024	By:	/s/ James N. Hallene
James N. Hallene
Independent Trustee

March 20, 2024	By:	/s/ Lance A. Ludwick
Lance A. Ludwick
Independent Trustee