Form 10-Q
period 2024-03-31
AG Twin Brook Capital Income Fund
filed 2024-05-13
CIK 1913724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Yes ☐ No ☒
The number of shares of the Registrant’s common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding as of May 10, 2024 was 41,592,844, 1,954,725 and 42,955 of Class I, Class S and Class D Common Shares, respectively. Common Shares outstanding exclude May 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $1,770,682 and $1,344,384, respectively)	$1,768,188	$1,343,705
Non-controlled/affiliated investments at fair value (amortized cost of $56,048 and $50,235, respectively)	62,126	54,714
Unrealized gain on derivative contracts	23	—
Cash and cash equivalents (restricted cash of $30,927 and $30,496 as of March 31, 2024 and December 31, 2023, respectively)	61,116	62,706
Deferred financing costs	10,771	9,796
Interest receivable	8,259	6,011
Deferred offering costs	1,280	1,068
Prepaid expenses	260	413
Total assets	$1,912,023	$1,478,413
Liabilities
Unrealized loss on derivative contracts	773	44
Debt (Note 5)	831,300	643,000
Dividend payable	9,486	17,913
Interest payable	8,161	7,824
Income incentive fee payable	3,583	2,794
Management fees payable	2,647	2,329
Due to affiliate	2,298	—
Deferred tax liability	1,682	1,371
Accrued expenses and other liabilities payable to affiliate	1,455	2,424
Deferred income	1,371	1,367
Capital gains incentive fee payable	489	496
Total liabilities	863,245	679,562
Commitments and contingencies (Note 8)
Net assets
Common shares $0.001 par value, unlimited shares authorized; 41,286,216 and 31,438,430 shares issued and outstanding, respectively	$41	$31
Additional paid-in-capital	1,043,345	794,767
Total distributable earnings (loss)	5,392	4,053
Total net assets	1,048,778	798,851
Total liabilities and net assets	$1,912,023	$1,478,413
Net asset value per share	$25.40	$25.41

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
Net Asset Value per Share
Class I Shares:
Net assets	$1,001,429	$768,513
Common shares $0.001 par value, unlimited shares authorized	39,422,288	30,244,520
Net asset value per share	$25.40	$25.41
Class S Shares:
Net assets	$46,377	$30,015
Common shares $0.001 par value, unlimited shares authorized	1,825,665	1,181,210
Net asset value per share	$25.40	$25.41
Class D Shares:
Net assets	$972	$323
Common shares $0.001 par value, unlimited shares authorized	38,263	12,700
Net asset value per share	$25.40	$25.41
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$47,556	$24,139
Other	1,207	928
Total investment income from non-controlled, non-affiliated investments:	48,763	25,067
Total investment income	48,763	25,067
Expenses
Interest	$15,458	$7,692
Income incentive fees(1)	3,583	1,670
Management fees(1)	2,647	1,640
Professional fees	554	552
Offering costs	339	782
Administrative fees(1)	232	751
Accounting fees	169	158
Other	160	864
Insurance fees	153	89
Trustees' fees	45	44
Distribution and shareholder servicing fees:
Class S	88	—
Class D	1	—
Organizational costs	—	528
Capital gains incentive fees(1)	(7)	334
Total expenses	23,422	15,104
Distribution and shareholder servicing fees waived	(62)	—
Net expenses	23,360	15,104
Net investment income (loss) before taxes	$25,403	$9,963
Deferred federal tax provision(2)	311	—
Net investment income (loss) after taxes	$25,092	$9,963
Net realized and change in unrealized gain (loss) on investment transactions
Net realized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	—	(18)
Foreign currency forward contracts	(32)	—
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	(1,815)	170
Non-controlled, affiliated investments	1,599	2,521
Foreign currency forward contracts	67	—
Total net realized and change in unrealized gain (loss) on investment transactions	(181)	2,673
Net increase (decrease) in net assets resulting from operations	$24,911	$12,636
(1)Refer to Note 6 - Agreements and Related Party Transactions
(2)Related to the Company’s wholly-owned, consolidated subsidiaries, Twin Brook Equity XVIII Corp. and Twin Brook Equity XXXIII Corp., which are treated as corporations for United States federal income tax purposes
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$25,092	$9,963
Net realized gain (loss)	(32)	(18)
Net change in unrealized gain (loss)	(149)	2,691
Net increase (decrease) in net assets resulting from operations	24,911	12,636
Dividends
Class I	(24,228)	(3,825)
Class S	(1,102)	—
Class D	(26)	—
Net increase (decrease) in net assets resulting from dividends	(25,356)	(3,825)
Capital share transactions
Class I
Proceeds from shares sold	229,767	7,815
Distributions reinvested	4,060	—
Repurchased shares, net of early repurchase deduction	(487)	—
Class S
Proceeds from shares sold	15,653	—
Distributions reinvested	729	—
Class D
Proceeds from shares sold	630	—
Distributions reinvested	20	—
Net increase (decrease) in net assets resulting from capital share transactions	250,372	7,815
Total increase (decreases) in net assets	249,927	16,626
Net assets, at beginning of period	798,851	528,895
Net assets, at end of period	$1,048,778	$545,521
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$24,911	$12,636
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	—	18
Net change in unrealized (appreciation) depreciation on investments	216	(2,691)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(67)	—
Net accretion on debt instruments	(2,288)	(1,164)
Net paydown gain on debt instruments	(128)	(42)
Interest received in-kind	(803)	—
Purchases and drawdowns of investments	(456,894)	(111,634)
Proceeds from sales and paydowns of investments	28,002	55,367
Net settlements on derivative contracts	773	—
Amortization of deferred financing costs	630	438
Amortization of deferred offering costs	337	782
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(2,248)	2,703
(Increase) decrease in prepaid expenses	153	89
Increase (decrease) in interest payable	337	1,066
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	(968)	628
Increase (decrease) in income incentive fees payable	789	74
Increase (decrease) in management fees payable	318	243
Increase (decrease) in deferred tax liability	311	578
Increase (decrease) in deferred income	4	(114)
Increase (decrease) in capital gains incentive fees payable	(7)	335
Increase (decrease) in due to affiliate	2,298	240
Net cash used in operating activities	(404,324)	(40,448)
Cash flows from financing activities
Dividends paid	(28,975)	(15,707)
Payments for repurchase of common shares	(487)	—
Proceeds from issuance of common shares	246,050	7,815
Borrowings on debt	473,200	106,000
Payments on debt	(284,900)	(46,100)
Payments for deferred financing costs	(1,605)	(150)
Payments for deferred offering costs	(549)	(2,296)
Net cash provided by financing activities	402,734	49,562
Net change in cash	(1,590)	9,114
Cash and restricted cash
Cash and restricted cash, beginning of period	62,706	38,509
The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash and restricted cash, end of period	$61,116	$47,623

Supplemental and non-cash information
Distributions reinvested	$4,809	$—
Cash paid during the period for interest	$13,718	$6,188
Dividends payable	$9,486	$3,825
The following table provides a reconciliation of cash and restricted cash reported within the consolidated statements of assets and liabilities:
Cash	$30,189	$24,045
Restricted cash	30,927	23,578
Total cash and restricted cash	$61,116	$47,623

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt
Aerospace and defense
Mattco Forge, Inc	First lien senior secured revolving loan	S +	5.25%	10.68%	12/6/2024	$506	$98	$99	0.01%
Mattco Forge, Inc	First lien senior secured term loan	S +	5.25%	10.81%	1/6/2025	2,064	2,052	2,054	0.20%
							2,150	2,153	0.21%
Air freight and logistics
Load One Purchaser Corporation (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.56%	6/21/2028	$6,230	$(82)	$(80)	(0.01)%
Load One Purchaser Corporation (6)	First lien senior secured revolving loan	S +	6.00%	11.56%	6/21/2028	3,557	(49)	(45)	0.00%
Load One Purchaser Corporation	First lien senior secured term loan	S +	6.00%	11.56%	6/21/2028	14,108	13,897	13,914	1.33%
Zipline Logistics, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.44%	9/19/2027	4,527	(72)	(67)	(0.01)%
Zipline Logistics, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.44%	9/19/2027	1,687	(27)	(25)	0.00%
Zipline Logistics, LLC	First lien senior secured term loan	S +	6.00%	11.44%	9/19/2027	6,837	6,719	6,728	0.64%
							20,386	20,425	1.95%
Auto components
A.P.A. Industries, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.44%	1/10/2028	$1,523	$(29)	$(27)	0.00%
A.P.A. Industries, LLC	First lien senior secured term loan	S +	6.00%	11.44%	1/10/2028	9,568	9,379	9,388	0.90%
AvCarb, LLC	First lien senior secured delayed draw term loan	S +	2.00% + 5.00% PIK	12.65%	11/12/2026	236	232	228	0.02%
AvCarb, LLC (6)	First lien senior secured revolving loan	S +	2.00% + 5.00% PIK	12.65%	11/12/2026	38	—	(1)	0.00%
AvCarb, LLC	First lien senior secured term loan	S +	2.00% + 5.00% PIK	12.65%	11/12/2026	503	498	487	0.05%
Bestop, Inc (6)	First lien senior secured delayed draw term loan	S +	5.25%	10.55%	3/29/2029	7,854	(157)	(157)	(0.01)%
Bestop, Inc	First lien senior secured revolving loan	P +	4.25%	12.75%	3/29/2029	7,713	617	617	0.06%
Bestop, Inc	First lien senior secured term loan	S +	5.25%	10.55%	3/29/2029	51,290	50,266	50,265	4.79%
Certified Collision Group Acquisition Corp (6)	First lien senior secured revolving loan	S +	5.75%	11.31%	5/17/2027	19	—	—	0.00%
Certified Collision Group Acquisition Corp	First lien senior secured term loan	S +	5.75%	11.31%	5/17/2027	420	418	416	0.04%
Raneys, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.06%	6/7/2027	4,845	1,265	1,276	0.12%
Raneys, LLC	First lien senior secured revolving loan	P +	5.50%	14.00%	6/7/2027	1,560	132	132	0.01%
Raneys, LLC	First lien senior secured term loan	S +	6.50%	12.06%	6/7/2027	9,274	9,119	9,133	0.87%
Vehicle Accessories, Inc	First lien senior secured revolving loan	S +	5.50%	10.94%	11/30/2026	877	279	279	0.03%
Vehicle Accessories, Inc	First lien senior secured term loan	S +	5.50%	10.94%	11/30/2026	11,325	11,179	11,155	1.06%
							83,198	83,191	7.94%
Chemicals
AM Buyer, LLC	First lien senior secured revolving loan	S +	6.75%	12.32%	5/1/2025	$111	$16	$15	0.00%
AM Buyer, LLC	First lien senior secured term loan	S +	6.75%	12.31%	5/1/2025	464	463	461	0.04%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Answer Acquisition, LLC	First lien senior secured revolving loan	S +	5.75%	11.21%	12/30/2026	759	241	244	0.02%
Answer Acquisition, LLC	First lien senior secured term loan	S +	5.75%	11.20%	12/30/2026	2,535	2,511	2,507	0.24%
Custom Agronomics Holdings, LLC	First lien senior secured revolving loan	S +	6.50%	11.94%	8/30/2027	2,357	553	560	0.05%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	11.94%	8/30/2027	2,536	2,498	2,502	0.24%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	12.06%	8/30/2027	4,113	4,047	4,059	0.39%
Polycorp Ltd (6)	First lien senior secured delayed draw term loan	S +	5.75%	11.07%	1/24/2030	14,860	(145)	(145)	(0.01)%
Polycorp Ltd (6)	First lien senior secured revolving loan	S +	5.75%	11.07%	1/24/2030	3,723	(72)	(72)	(0.01)%
Polycorp Ltd	First lien senior secured term loan	S +	5.75%	11.07%	1/24/2030	18,191	17,879	17,835	1.70%
Teel Plastics, LLC	First lien senior secured revolving loan	P +	4.00%	12.50%	1/24/2025	324	48	48	0.00%
Teel Plastics, LLC	First lien senior secured term loan	S +	5.00%	10.44%	1/24/2025	1,765	1,765	1,761	0.17%
USALCO, LLC	First lien senior secured revolving loan	S +	6.00%	11.44%	10/19/2026	100	59	59	0.01%
USALCO, LLC	First lien senior secured term loan	S +	6.00%	11.56%	10/19/2027	2,539	2,524	2,527	0.24%
							32,387	32,361	3.08%
Commercial services and supplies
Alliance Environmental Group, LLC	First lien senior secured delayed draw term loan	S +	6.00% PIK	11.56%	12/30/2027	$55	$54	$51	0.00%
Alliance Environmental Group, LLC	First lien senior secured revolving loan	S +	6.00%	11.56%	12/30/2027	38	34	32	—%
Alliance Environmental Group, LLC	First lien senior secured term loan	S +	6.00% PIK	11.56%	12/30/2027	2,173	2,139	2,039	0.19%
Edko Acquisition, LLC (6)(8)	First lien senior secured revolving loan	S +	5.75%	11.31%	6/25/2026	38	—	—	0.00%
Edko Acquisition, LLC	First lien senior secured term loan	S +	5.75%	11.31%	6/25/2026	1,125	1,118	1,114	0.11%
Franchise Fastlane, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.69%	5/2/2027	15	—	—	0.00%
Franchise Fastlane, LLC	First lien senior secured term loan	S +	5.25%	10.69%	5/2/2027	1,155	1,145	1,141	0.11%
Gold Medal Holdings, Inc (9)	First lien senior secured revolving loan	S +	7.00%	12.57%	3/17/2027	50	45	45	0.00%
Gold Medal Holdings, Inc	First lien senior secured term loan	S +	7.00%	12.56%	3/17/2027	715	711	709	0.07%
Green Monster Acquisition, LLC	First lien senior secured revolving loan	S +	5.75%	11.35%	12/28/2026	38	33	33	0.00%
Green Monster Acquisition, LLC	First lien senior secured term loan	S +	5.75%	11.35%	12/28/2026	1,154	1,145	1,141	0.11%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.69%	3/31/2028	94	94	94	0.01%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S +	6.25%	9.69%	3/31/2028	355	277	281	0.03%
HLSG Intermediate, LLC	First lien senior secured revolving loan	S +	6.25%	11.69%	3/31/2028	60	27	27	0.00%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	6.25%	11.69%	3/31/2028	1,635	1,619	1,625	0.15%
Industrial Air Flow Dynamics, Inc	First lien senior secured revolving loan	S +	6.25%	11.67%	8/5/2028	2,537	302	305	0.03%
Industrial Air Flow Dynamics, Inc	First lien senior secured term loan	S +	6.25%	11.71%	8/5/2028	17,534	17,264	17,292	1.65%
Nimlok Company, LLC (6)(10)	First lien senior secured revolving loan	S +	5.50%	11.06%	11/27/2024	320	(2)	(2)	0.00%
Nimlok Company, LLC	First lien senior secured term loan	S +	5.50%	11.06%	11/27/2025	2,607	2,594	2,587	0.25%
PRA Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.95%	5/12/2028	56	(1)	(1)	0.00%
PRA Acquisition, LLC	First lien senior secured term loan	S +	6.50%	11.95%	5/12/2028	634	621	619	0.06%
Quality Liaison Services of North America, Inc (6)	First lien senior secured revolving loan	S +	6.00%	11.46%	5/2/2028	1,629	(33)	(31)	0.00%
Quality Liaison Services of North America, Inc	First lien senior secured term loan	S +	6.00%	11.46%	5/2/2028	12,817	12,550	12,564	1.20%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Steel City Wash, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.56%	12/27/2026	141	140	140	0.01%
Steel City Wash, LLC	First lien senior secured revolving loan	S +	6.00%	11.56%	12/27/2026	38	21	21	0.00%
Steel City Wash, LLC	First lien senior secured term loan	S +	6.00%	11.56%	12/27/2026	784	778	776	0.07%
							42,675	42,602	4.05%
Construction and engineering
BCI Burke Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	11.06%	12/14/2027	$127	$20	$20	0.00%
BCI Burke Holding Corp (6)	First lien senior secured revolving loan	S +	5.50%	11.06%	12/14/2027	79	(1)	(1)	0.00%
BCI Burke Holding Corp	First lien senior secured term loan	S +	5.50%	11.06%	12/14/2027	765	761	759	0.07%
CPS HVAC Group, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.31%	12/15/2026	34	33	32	0.00%
CPS HVAC Group, LLC	First lien senior secured revolving loan	S +	6.75%	12.32%	12/15/2026	38	27	25	0.00%
CPS HVAC Group, LLC	First lien senior secured term loan	S +	6.75%	12.31%	12/15/2026	269	263	254	0.02%
Domino Equipment Company, LLC	First lien senior secured revolving loan	S +	6.50%	12.08%	4/1/2026	79	46	20	0.00%
Domino Equipment Company, LLC	First lien senior secured term loan	S +	6.25% + 0.25% PIK	12.08%	4/1/2026	506	499	332	0.03%
Highland Acquisition, Inc	First lien senior secured revolving loan	S +	5.25%	10.85%	3/9/2027	1,364	1,003	1,004	0.10%
Highland Acquisition, Inc	First lien senior secured term loan	S +	5.25%	10.82%	3/9/2027	3,257	3,213	3,212	0.31%
Ironhorse Purchaser, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.06%	9/30/2027	9,295	9,203	9,211	0.88%
Ironhorse Purchaser, LLC (11)	First lien senior secured revolving loan	S +	6.50%	12.02%	9/30/2027	5,813	2,831	2,853	0.27%
Ironhorse Purchaser, LLC	First lien senior secured term loan	S +	6.50%	12.06%	9/30/2027	30,222	29,877	29,921	2.85%
Rose Paving, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.95%	11/7/2028	5,055	(99)	(91)	(0.01)%
Rose Paving, LLC	First lien senior secured term loan	S +	5.50%	10.95%	11/7/2028	17,383	17,044	17,069	1.63%
							64,720	64,620	6.15%
Containers and packaging
Bulk Lift International, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.81%	11/15/2027	$127	$125	$124	0.01%
Bulk Lift International, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.81%	11/15/2027	1,801	(36)	(36)	0.00%
Bulk Lift International, LLC	First lien senior secured term loan	S +	6.25%	11.81%	11/15/2027	8,186	8,013	8,024	0.77%
Innovative FlexPak, LLC	First lien senior secured revolving loan	S +	7.00%	12.44%	1/23/2025	627	210	119	0.01%
Innovative FlexPak, LLC	First lien senior secured term loan	S +	7.00%	12.44%	1/23/2025	2,616	2,182	1,804	0.17%
Innovative FlexPak, LLC	First lien senior secured term loan		20.0% PIK	20.00%	1/23/2025	633	553	436	0.04%
Johns Byrne LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.55%	8/31/2029	2,578	(57)	(55)	(0.01)%
Johns Byrne LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.55%	8/31/2029	1,460	(33)	(31)	0.00%
Johns Byrne LLC	First lien senior secured term loan	S +	6.25%	11.55%	8/31/2029	9,620	9,402	9,411	0.90%
K-1 Packaging Group LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.81%	10/6/2027	6,748	(119)	(112)	(0.01)%
K-1 Packaging Group LLC	First lien senior secured term loan	S +	6.25%	11.81%	10/6/2027	31,326	30,709	30,760	2.93%
MRC Keeler Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.00% + 0.50% PIK	11.95%	12/4/2025	13	13	12	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
MRC Keeler Acquisition LLC (6)	First lien senior secured revolving loan	S +	6.00% + 0.50% PIK	11.95%	12/4/2025	150	(1)	(9)	0.00%
MRC Keeler Acquisition LLC	First lien senior secured term loan	S +	6.00% + 0.50% PIK	11.95%	12/4/2025	904	898	850	0.08%
Sixarp, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	11.11%	8/5/2027	3,180	(42)	(39)	0.00%
Sixarp, LLC (6)	First lien senior secured revolving loan	S +	5.50%	11.11%	8/5/2027	3,732	(50)	(46)	0.00%
Sixarp, LLC	First lien senior secured term loan	S +	5.50%	11.11%	8/5/2027	19,577	19,280	19,308	1.84%
Vanguard Packaging, LLC	First lien senior secured revolving loan	S +	5.00%	10.56%	8/9/2024	4,408	1,143	1,143	0.11%
Vanguard Packaging, LLC	First lien senior secured term loan	S +	5.00%	10.56%	8/9/2024	10,562	10,483	10,483	1.00%
							82,673	82,146	7.84%
Distributors
RTP Acquisition, LLC	First lien senior secured revolving loan	S +	6.50%	11.94%	8/17/2026	$38	$37	$37	0.00%
RTP Acquisition, LLC	First lien senior secured term loan	S +	6.50%	11.94%	8/17/2026	2,714	2,673	2,678	0.26%
							2,710	2,715	0.26%
Diversified consumer services
50Floor, LLC	First lien senior secured revolving loan	S +	7.75%	13.20%	12/31/2025	$199	$145	$138	0.01%
50Floor, LLC	First lien senior secured term loan	S +	2.75% Cash + 5.00% PIK	13.20%	12/31/2026	977	969	931	0.09%
ACES Intermediate, Inc (6)	First lien senior secured revolving loan	S +	5.50%	10.94%	7/27/2027	7,114	(94)	(87)	(0.01)%
ACES Intermediate, Inc	First lien senior secured term loan	S +	5.50%	10.94%	7/27/2027	31,259	30,821	30,849	2.94%
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.98%	4/25/2028	7,248	5,529	5,537	0.53%
CL Services Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.96%	4/25/2028	1,629	(33)	(31)	—%
CL Services Acquisition, LLC	First lien senior secured term loan	S +	6.50%	11.96%	4/25/2028	10,195	9,974	9,988	0.95%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.95%	12/30/2027	7,388	5,693	5,718	0.55%
Esquire Deposition Solutions, LLC	First lien senior secured revolving loan	S +	6.50%	11.95%	12/30/2027	2,162	1,248	1,261	0.12%
Esquire Deposition Solutions, LLC	First lien senior secured term loan	S +	6.50%	11.95%	12/30/2027	15,855	15,498	15,595	1.49%
Home Brands Group Holdings, Inc (6)	First lien senior secured revolving loan	S +	4.75%	10.20%	11/8/2026	48	—	—	0.00%
Home Brands Group Holdings, Inc	First lien senior secured term loan	S +	4.75%	10.20%	11/8/2026	1,670	1,658	1,653	0.16%
HTI Intermediate, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	10.34%	3/1/2030	2,354	(23)	(23)	0.00%
HTI Intermediate, LLC (6)	First lien senior secured revolving loan	S +	5.00%	10.34%	3/1/2030	1,573	(31)	(31)	0.00%
HTI Intermediate, LLC	First lien senior secured term loan	S +	5.00%	10.34%	3/1/2030	5,098	4,996	4,996	0.48%
ISSA, LLC	First lien senior secured revolving loan	S +	6.25%	11.81%	3/1/2027	131	21	21	0.00%
ISSA, LLC	First lien senior secured term loan	S +	6.25%	11.81%	3/1/2027	1,853	1,832	1,830	0.17%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.87%	12/29/2026	87	86	86	0.01%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.82%	12/29/2026	7,058	3,431	3,479	0.33%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Juniper Landscaping Holdings LLC (12)	First lien senior secured revolving loan	S +	6.25%	11.92%	12/29/2026	820	13	18	0.00%
Juniper Landscaping Holdings LLC	First lien senior secured term loan	S +	6.25%	11.81%	12/29/2026	3,025	2,985	2,992	0.29%
Kalkomey Enterprises, LLC	First lien senior secured revolving loan	P +	5.50%	14.00%	4/24/2025	77	23	23	0.00%
Kalkomey Enterprises, LLC	First lien senior secured term loan	S +	6.50%	11.95%	4/24/2026	1,036	1,031	1,028	0.10%
Lawn Care Holdings Purchaser, Inc	First lien senior secured delayed draw term loan	S +	6.50%	11.95%	10/24/2028	4,595	2,231	2,236	0.21%
Lawn Care Holdings Purchaser, Inc (6)	First lien senior secured revolving loan	S +	6.50%	12.22%	10/24/2028	828	(23)	(22)	0.00%
Lawn Care Holdings Purchaser, Inc	First lien senior secured term loan	S +	6.50%	12.22%	10/24/2028	2,909	2,826	2,831	0.27%
PPW Acquisition, LLC	First lien senior secured revolving loan	S +	6.75%	12.22%	9/30/2026	38	17	16	0.00%
PPW Acquisition, LLC	First lien senior secured term loan	S +	4.25% + 2.50% PIK	12.31%	9/30/2026	606	591	566	0.05%
Premier Early Childhood Education Partners LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.31%	11/22/2028	10,976	4,758	4,771	0.45%
Premier Early Childhood Education Partners LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.31%	11/22/2028	1,380	(32)	(30)	0.00%
Premier Early Childhood Education Partners LLC	First lien senior secured term loan	S +	5.75%	11.31%	11/22/2028	8,292	8,098	8,109	0.77%
TSR Concrete Coatings, LLC	First lien senior secured revolving loan	S +	6.25%	11.71%	9/22/2028	1,534	656	657	0.06%
TSR Concrete Coatings, LLC	First lien senior secured term loan	S +	6.25%	11.70%	9/22/2028	6,195	6,053	6,060	0.58%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.06%	3/23/2026	1,617	1,382	1,378	0.13%
United Land Services Opco Parent, LLC	First lien senior secured revolving loan	S +	6.50%	12.06%	3/23/2026	150	108	108	0.01%
United Land Services Opco Parent, LLC	First lien senior secured term loan	S +	6.50%	12.06%	3/23/2026	355	351	350	0.03%
Yard-Nique, Inc	First lien senior secured delayed draw term loan	S +	6.00%	11.50%	4/30/2026	6,231	1,339	1,342	0.13%
Yard-Nique, Inc (6)	First lien senior secured revolving loan	S +	6.00%	11.45%	4/30/2026	889	(7)	(6)	—%
Yard-Nique, Inc	First lien senior secured term loan	S +	6.00%	11.45%	4/30/2026	7,054	6,997	7,001	0.67%
							121,117	121,338	11.57%
Electrical equipment
AEP Passion Intermediate Holdings, Inc	First lien senior secured delayed draw term loan	S +	6.50%	11.97%	10/5/2027	$71	$69	$69	0.01%
AEP Passion Intermediate Holdings, Inc	First lien senior secured revolving loan	S +	6.50%	11.97%	10/5/2027	48	36	36	—%
AEP Passion Intermediate Holdings, Inc	First lien senior secured term loan	S +	6.50%	12.04%	10/5/2027	1,265	1,243	1,238	0.12%
WCI Volt Purchaser, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.69%	9/15/2028	2,249	(33)	(31)	0.00%
WCI Volt Purchaser, LLC	First lien senior secured term loan	S +	5.25%	10.69%	9/15/2028	9,205	9,059	9,072	0.87%
							10,374	10,384	1.00%
Electronic equipment, instruments and components
Advanced Lighting Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.44%	11/22/2025	$324	$—	$—	0.00%
Advanced Lighting Acquisition, LLC	First lien senior secured term loan	S +	6.00%	11.44%	11/22/2025	1,159	1,160	1,158	0.11%
GPSTrackit Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.55%	3/29/2029	1,968	(44)	(44)	—%
GPSTrackit Holdings, LLC	First lien senior secured revolving loan	S +	6.25%	11.55%	3/29/2029	1,934	150	150	0.01%
GPSTrackit Holdings, LLC	First lien senior secured term loan	S +	6.25%	11.55%	3/29/2029	19,696	19,253	19,252	1.84%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
ITSavvy LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.71%	8/8/2028	1,553	1,309	1,309	0.12%
ITSavvy LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.89%	8/8/2028	1,778	(13)	(10)	0.00%
ITSavvy LLC	First lien senior secured term loan	S +	5.25%	10.89%	8/8/2028	11,771	11,684	11,702	1.12%
Nelson Name Plate Company	First lien senior secured delayed draw term loan	S +	5.50%	11.06%	10/18/2026	118	117	116	0.01%
Nelson Name Plate Company	First lien senior secured revolving loan	S +	5.50%	11.09%	10/18/2026	90	22	21	0.00%
Nelson Name Plate Company	First lien senior secured term loan	S +	5.50%	11.06%	10/18/2026	890	883	878	0.08%
							34,521	34,532	3.29%
Food and staples retailing
Engelman Baking Co, LLC	First lien senior secured revolving loan	S +	5.25%	10.69%	2/28/2025	$207	$17	$17	0.00%
Engelman Baking Co, LLC	First lien senior secured term loan	S +	5.25%	10.69%	2/28/2025	704	702	701	0.07%
Ever Fresh Fruit Company, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.93%	11/17/2028	1,380	(32)	(30)	—%
Ever Fresh Fruit Company, LLC	First lien senior secured term loan	S +	6.50%	11.93%	11/17/2028	7,344	7,174	7,183	0.68%
Mad Rose Company, LLC (6)(13)	First lien senior secured revolving loan	S +	6.25%	11.85%	5/7/2026	395	(5)	(4)	0.00%
Mad Rose Company, LLC	First lien senior secured term loan	S +	6.25%	11.85%	5/7/2026	2,921	2,888	2,891	0.28%
Main Street Gourmet, LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.81%	11/10/2025	41	41	41	0.00%
Main Street Gourmet, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.81%	11/10/2025	38	—	—	0.00%
Main Street Gourmet, LLC	First lien senior secured term loan	S +	5.25%	10.81%	11/10/2025	1,107	1,104	1,100	0.10%
NutriScience Innovations, LLC (6)(14)	First lien senior secured revolving loan	S +	7.00%	12.56%	4/21/2026	131	(1)	(1)	0.00%
NutriScience Innovations, LLC	First lien senior secured term loan	S +	7.00%	12.56%	4/21/2026	390	387	386	0.04%
Qin's Buffalo, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.56%	5/5/2027	75	(1)	(1)	0.00%
Qin's Buffalo, LLC	First lien senior secured revolving loan	S +	6.00%	11.57%	5/5/2027	38	7	7	0.00%
Qin's Buffalo, LLC	First lien senior secured term loan	S +	6.00%	11.56%	5/5/2027	530	524	522	0.05%
SCP Beverage Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	11.10%	11/24/2026	38	23	23	0.00%
SCP Beverage Buyer, LLC	First lien senior secured term loan	S +	5.50%	11.10%	11/24/2026	7,166	7,106	7,081	0.68%
Universal Pure, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.46%	10/31/2028	364	38	38	0.00%
Universal Pure, LLC	First lien senior secured revolving loan	S +	6.00%	11.45%	10/31/2028	7,142	3,600	3,606	0.34%
Universal Pure, LLC	First lien senior secured term loan	S +	6.00%	11.45%	10/31/2028	17,631	17,245	17,255	1.65%
							40,817	40,815	3.89%
Food products
BPCP WLF Intermedco LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.45%	8/19/2027	$5,846	$(79)	$(73)	(0.01)%
BPCP WLF Intermedco LLC	First lien senior secured revolving loan	S +	6.00%	11.45%	8/19/2027	3,383	1,307	1,311	0.13%
BPCP WLF Intermedco LLC	First lien senior secured term loan	S +	6.00%	11.45%	8/19/2027	23,033	22,704	22,731	2.17%
Icelandirect, LLC	First lien senior secured revolving loan	S +	6.50%	12.07%	7/30/2026	38	32	32	0.00%
Icelandirect, LLC	First lien senior secured term loan	S +	6.50%	12.06%	7/30/2026	706	700	698	0.07%
Starwest Botanicals Acquisition, LLC	First lien senior secured revolving loan	S +	5.25%	10.69%	4/30/2027	174	166	163	0.02%
Starwest Botanicals Acquisition, LLC	First lien senior secured term loan	S +	5.25%	10.69%	4/30/2027	797	762	749	0.07%
Sun Orchard, LLC	First lien senior secured revolving loan	S +	5.00%	10.56%	7/8/2027	5,336	3,487	3,493	0.33%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Sun Orchard, LLC	First lien senior secured term loan	S +	5.00%	10.56%	7/8/2027	11,385	11,234	11,239	1.07%
Treat Planet Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	7.50%	1/11/2028	1,965	(45)	(43)	0.00%
Treat Planet Acquisition, LLC	First lien senior secured term loan	S +	6.50%	7.50%	1/11/2028	7,210	7,038	7,043	0.67%
Westminster Cracker Company, Inc (6)	First lien senior secured revolving loan	S +	6.25%	11.74%	8/30/2026	1,534	(21)	(20)	0.00%
Westminster Cracker Company, Inc	First lien senior secured term loan	S +	6.25%	11.74%	8/30/2026	9,696	9,554	9,562	0.91%
							56,839	56,885	5.43%
Gas utilities
Hydromax USA, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.43%	12/30/2026	$110	$107	$109	0.01%
Hydromax USA, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.43%	12/30/2026	228	(7)	(4)	0.00%
Hydromax USA, LLC	First lien senior secured term loan	S +	6.00%	11.43%	12/30/2026	1,201	1,164	1,181	0.11%
							1,264	1,286	0.12%
Health care equipment and supplies
626 Holdings Equity LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.57%	2/14/2028	$224	$221	$221	0.02%
626 Holdings Equity LLC	First lien senior secured revolving loan	S +	6.00%	11.59%	2/14/2028	75	55	55	0.01%
626 Holdings Equity LLC	First lien senior secured term loan	S +	6.00%	11.56%	2/14/2028	873	862	859	0.08%
Alcresta Buyer, Inc. (6)	First lien senior secured delayed draw term loan	S +	5.75%	11.07%	3/12/2030	14,036	(278)	(278)	(0.03)%
Alcresta Buyer, Inc. (6)	First lien senior secured revolving loan	S +	5.75%	11.07%	3/12/2030	2,761	(55)	(55)	(0.01)%
Alcresta Buyer, Inc.	First lien senior secured term loan	S +	5.75%	11.07%	3/12/2030	13,684	13,417	13,410	1.28%
EMSAR Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.11%	3/30/2026	213	212	211	0.02%
EMSAR Acquisition LLC	First lien senior secured revolving loan	S +	6.50%	12.11%	3/30/2026	134	119	119	0.01%
EMSAR Acquisition LLC	First lien senior secured term loan	S +	6.50%	12.11%	3/30/2026	1,034	1,023	1,023	0.10%
Medical Technology Associates, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.81%	7/25/2028	1,966	(35)	(34)	—%
Medical Technology Associates, LLC	First lien senior secured term loan	S +	6.25%	11.81%	7/25/2028	19,226	18,856	18,898	1.80%
Nasco Healthcare Inc.	First lien senior secured revolving loan	S +	5.75%	11.20%	6/30/2025	3,322	479	481	0.05%
Nasco Healthcare Inc.	First lien senior secured term loan	S +	5.75%	11.20%	6/30/2025	14,285	14,196	14,210	1.35%
Reliable Medical Supply LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.56%	4/8/2025	66	66	66	0.01%
Reliable Medical Supply LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.58%	4/8/2025	75	74	74	0.01%
Reliable Medical Supply LLC	First lien senior secured revolving loan	S +	6.00%	11.57%	4/8/2025	2,013	1,202	1,205	0.11%
Reliable Medical Supply LLC	First lien senior secured term loan	S +	6.00%	11.56%	4/8/2025	2,541	2,521	2,520	0.24%
SCA Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.07%	1/20/2026	278	274	272	0.03%
SCA Buyer, LLC	First lien senior secured revolving loan	S +	6.50%	12.08%	1/20/2026	133	131	130	0.01%
SCA Buyer, LLC	First lien senior secured term loan	S +	6.50%	12.07%	1/20/2026	747	737	730	0.07%
Spectrum Solutions, LLC	First lien senior secured delayed draw term loan	S +	15.00% PIK	15.00%	3/5/2026	104	98	78	0.01%
Spectrum Solutions, LLC	First lien senior secured revolving loan	S +	6.25%	11.83%	3/5/2026	267	86	38	—%
Spectrum Solutions, LLC	First lien senior secured term loan	S +	6.25%	11.81%	3/5/2026	504	446	362	0.03%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Surplus Solutions, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.82%	11/30/2027	1,771	(39)	(31)	—%
Surplus Solutions, LLC	First lien senior secured term loan	S +	6.25%	11.82%	11/30/2027	13,360	13,077	13,129	1.25%
							67,745	67,693	6.45%
Health care providers and services
ADVI Health, LLC (6)	First lien senior secured revolving loan	S +	7.00%	12.56%	11/29/2027	$1,062	$(19)	$(18)	0.00%
ADVI Health, LLC	First lien senior secured term loan	S +	7.00%	12.56%	11/29/2027	6,164	6,044	6,052	0.58%
Advocate RCM Acquisition Corp (6)	First lien senior secured revolving loan	S +	6.50%	11.90%	12/22/2026	2,902	(47)	(44)	0.00%
Advocate RCM Acquisition Corp	First lien senior secured term loan	S +	6.50%	11.90%	12/22/2026	22,560	22,189	22,222	2.12%
Agility Intermediate, Inc	First lien senior secured delayed draw term loan	S +	6.75%	12.31%	4/15/2026	109	107	106	0.01%
Agility Intermediate, Inc	First lien senior secured revolving loan	S +	6.75%	12.31%	4/15/2026	134	77	76	0.01%
Agility Intermediate, Inc	First lien senior secured term loan	S +	6.75%	12.31%	4/15/2026	239	234	231	0.02%
American Family Care, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.44%	2/28/2029	4,424	(109)	(109)	(0.01)%
American Family Care, LLC	First lien senior secured revolving loan	S +	6.00%	11.44%	2/28/2029	1,775	178	178	0.02%
American Family Care, LLC	First lien senior secured term loan	S +	6.00%	11.44%	2/28/2029	11,780	11,489	11,487	1.10%
Apex Dental Partners, LLC	First lien senior secured delayed draw term loan	S +	4.75% + 2.00% PIK	12.27%	11/23/2025	112	26	26	0.00%
Apex Dental Partners, LLC	First lien senior secured delayed draw term loan	S +	4.75% + 2.00% PIK	12.32%	11/23/2025	442	440	438	0.04%
Apex Dental Partners, LLC	First lien senior secured revolving loan	S +	6.75%	12.32%	11/23/2025	150	49	48	0.00%
Apex Dental Partners, LLC	First lien senior secured term loan	S +	4.75% + 2.00% PIK	12.32%	11/23/2025	617	614	612	0.06%
ASC Ortho Management Company, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.56%	12/31/2026	323	320	319	0.03%
ASC Ortho Management Company, LLC	First lien senior secured revolving loan	S +	6.00%	11.56%	12/31/2026	38	20	20	0.00%
ASC Ortho Management Company, LLC	First lien senior secured term loan	S +	6.00%	11.56%	12/31/2026	512	507	505	0.05%
ASP Global Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.56%	1/21/2026	555	550	547	0.05%
ASP Global Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.56%	1/21/2026	485	(6)	(7)	0.00%
ASP Global Acquisition, LLC	First lien senior secured term loan	S +	6.00%	11.56%	1/21/2025	2,398	2,379	2,363	0.23%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.30%	12/14/2025	827	819	816	0.08%
Beacon Oral Specialists Management LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.30%	12/14/2025	188	(2)	(3)	0.00%
Beacon Oral Specialists Management LLC	First lien senior secured term loan	S +	6.00%	11.30%	12/14/2025	922	912	909	0.09%
Beghou Consulting, LLC	First lien senior secured revolving loan	S +	5.75%	11.32%	5/1/2028	2,714	448	451	0.04%
Beghou Consulting, LLC	First lien senior secured term loan	S +	5.75%	11.31%	5/1/2028	15,351	14,995	15,009	1.43%
Behavior Frontiers, LLC (6)(15)	First lien senior secured revolving loan	S +	6.25%	11.81%	5/21/2026	38	(1)	(1)	0.00%
Behavior Frontiers, LLC	First lien senior secured term loan	S +	6.25% + 1.25% PIK	13.06%	5/21/2026	576	557	565	0.05%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.94%	6/7/2026	7,488		3,013	3,016	0.29%
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.94%	6/7/2026	1,710		(15)	(14)	—%
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured term loan	S +	5.50%	10.94%	6/7/2026	13,613		13,467	13,477	1.29%
BPCP EE Intermedco LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.20%	4/3/2028	3,197		1,984	1,987	0.19%
BPCP EE Intermedco LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.20%	4/3/2028	2,244		(49)	(47)	—%
BPCP EE Intermedco LLC	First lien senior secured term loan	S +	5.75%	11.20%	4/3/2028	6,477		6,328	6,333	0.60%
Brightview, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.44%	12/14/2026	48		47	47	—%
Brightview, LLC	First lien senior secured revolving loan	S +	6.00%	11.44%	12/14/2026	52		13	13	0.00%
Brightview, LLC	First lien senior secured term loan	S +	6.00%	11.44%	12/14/2026	683		681	679	0.06%
Canadian Orthodontic Partners Corp (6)(7)	First lien senior secured delayed draw term loan - C$	C +	9.00%	14.30%	3/19/2026	C$	28	(1)	(4)	—%
Canadian Orthodontic Partners Corp (7)	First lien senior secured delayed draw term loan - C$	C +	9.00%	14.30%	3/19/2026	C$	295	219	173	0.02%
Canadian Orthodontic Partners Corp (7)	First lien senior secured revolving loan	S +	9.00%	14.56%	3/19/2026	117		114	93	0.01%
Canadian Orthodontic Partners Corp (7)	First lien senior secured revolving loan - C$	C +	9.00%	14.30%	3/19/2026	C$	292	214	168	0.02%
Canadian Orthodontic Partners Corp (7)	First lien senior secured term loan - C$	C +	9.00%	14.30%	3/19/2026	C$	243	178	142	0.01%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured revolving loan	S +	5.25%	10.81%	8/2/2027	5,898		3,264	3,270	0.31%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S +	5.25%	10.70%	8/2/2027	31,320		30,886	30,915	2.95%
Community Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.44%	6/10/2026	165		164	163	0.02%
Community Care Partners, LLC	First lien senior secured revolving loan	S +	6.00%	11.44%	6/10/2026	75		26	25	0.00%
Community Care Partners, LLC	First lien senior secured term loan	S +	6.00%	11.44%	6/10/2026	941		937	921	0.09%
Dermatology Medical Partners OpCo LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.06%	10/29/2026	79		78	78	0.01%
Dermatology Medical Partners OpCo LLC	First lien senior secured revolving loan	S +	6.50%	12.06%	10/29/2026	38		28	28	0.00%
Dermatology Medical Partners OpCo LLC	First lien senior secured term loan	S +	6.50%	12.06%	10/29/2026	317		312	311	0.03%
EH Management Company, LLC (6)	First lien senior secured revolving loan	S +	5.50%	11.07%	7/15/2026	38		—	—	0.00%
EH Management Company, LLC	First lien senior secured term loan	S +	5.50%	11.07%	7/15/2026	5,182		5,134	5,133	0.49%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.73%	11/2/2027	16,915		16,675	16,674	1.59%
Endodontic Practice Partners, LLC	First lien senior secured revolving loan	S +	6.00%	11.44%	11/2/2027	1,956		166	168	0.02%
Endodontic Practice Partners, LLC	First lien senior secured term loan	S +	6.00%	11.87%	11/2/2027	15,393		15,161	15,175	1.45%
Flourish Research Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.10%	4/28/2025	2,208		2,170	2,171	0.21%
Flourish Research Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.10%	4/28/2026	3,382		728	741	0.07%
Flourish Research Acquisition, LLC	First lien senior secured revolving loan	S +	6.50%	12.10%	4/28/2026	848		28	28	0.00%
Flourish Research Acquisition, LLC	First lien senior secured term loan	S +	6.50%	12.10%	4/28/2026	19,608		19,246	19,284	1.84%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured revolving loan	S +	6.00%	11.56%	12/21/2025	300		50	50	0.00%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured term loan	S +	6.00%	11.56%	12/21/2025	905		900	897	0.09%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Golden Bear PT Partners, LLC	First lien senior secured delayed draw term loan	S +	6.75% + 1.00% PIK	13.21%	10/22/2026	174	171	170	0.02%
Golden Bear PT Partners, LLC	First lien senior secured revolving loan	S +	7.75%	13.31%	10/22/2026	38	15	14	0.00%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S +	12.00%	17.56%	10/22/2026	49	49	48	0.00%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S +	6.75% + 1.00% PIK	13.21%	10/22/2026	1,495	1,465	1,455	0.14%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.94%	8/20/2026	493	491	489	0.05%
Guardian Dentistry Practice Management, LLC	First lien senior secured revolving loan	S +	6.50%	11.94%	8/20/2026	23	22	22	0.00%
Guardian Dentistry Practice Management, LLC	First lien senior secured term loan	S +	6.50%	11.94%	8/20/2026	514	512	510	0.05%
H2 Holdco, Inc	First lien senior secured delayed draw term loan	S +	5.25% + 2.25% PIK	13.25%	5/5/2028	7,254	2,253	2,260	0.22%
H2 Holdco, Inc (16)	First lien senior secured revolving loan	S +	5.25% + 2.25% PIK	13.25%	5/5/2028	2,544	102	104	0.01%
H2 Holdco, Inc	First lien senior secured term loan	S +	5.25% + 2.25% PIK	13.25%	5/5/2028	18,104	17,598	17,617	1.68%
IMA Group Management Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.75%	12.18%	6/30/2028	174	(4)	(4)	0.00%
IMA Group Management Company, LLC	First lien senior secured revolving loan	S +	6.75%	12.21%	6/30/2028	35	20	20	0.00%
IMA Group Management Company, LLC	First lien senior secured term loan	S +	6.75%	12.18%	6/30/2028	861	843	842	0.08%
IPC Pain Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.31%	5/19/2027	11,032	9,869	9,832	0.94%
IPC Pain Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.31%	5/19/2027	1,140	(11)	(9)	0.00%
IPC Pain Acquisition, LLC	First lien senior secured term loan	S +	5.75%	11.31%	5/19/2027	2,924	2,895	2,898	0.28%
MWEC Management, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.56%	2/14/2025	1,428	94	93	0.01%
MWEC Management, LLC	First lien senior secured revolving loan	S +	6.00%	11.60%	2/14/2028	1,924	424	426	0.04%
MWEC Management, LLC	First lien senior secured term loan	S +	6.00%	11.60%	2/14/2028	11,597	11,338	11,355	1.08%
Network Partners Acquisitions, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.56%	12/30/2026	38	—	—	0.00%
Network Partners Acquisitions, LLC	First lien senior secured term loan	S +	6.00%	11.56%	12/30/2026	387	384	383	0.04%
NH Kronos Buyer, Inc. (6)	First lien senior secured revolving loan	S +	6.25%	11.70%	11/1/2028	12,705	(291)	(257)	(0.02)%
NH Kronos Buyer, Inc.	First lien senior secured term loan	S +	6.25%	11.70%	11/1/2028	53,069	51,809	51,928	4.95%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.34%	12/31/2025	95	57	57	0.01%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.35%	12/31/2025	518	515	513	0.05%
Peak Dental Services, LLC	First lien senior secured revolving loan	S +	6.75%	12.35%	12/31/2025	133	132	131	0.01%
Peak Dental Services, LLC	First lien senior secured term loan	S +	6.75%	12.36%	12/31/2025	578	574	572	0.05%
Peak Investment Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	7.00%	12.56%	12/31/2025	113	(1)	(1)	0.00%
Peak Investment Holdings, LLC	First lien senior secured revolving loan	S +	7.00%	12.56%	12/31/2025	324	30	30	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Peak Investment Holdings, LLC	First lien senior secured term loan	S +	7.00%	12.56%	12/31/2025	1,206	1,200	1,196	0.11%
PRM Management Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.75%	12.17%	1/25/2029	1,180	(31)	(31)	0.00%
PRM Management Company, LLC (6)	First lien senior secured revolving loan	S +	6.75%	12.17%	1/25/2029	789	(21)	(21)	0.00%
PRM Management Company, LLC	First lien senior secured term loan	S +	6.75%	12.17%	1/25/2029	4,154	4,044	4,043	0.39%
Purpose Home Health Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.05%	11/3/2027	6,829	6,702	6,709	0.64%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	11.24%	3/8/2026	8,099	(137)	(137)	(0.01)%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.24%	11/3/2027	1,956	(36)	(34)	0.00%
Purpose Home Health Acquisition, LLC	First lien senior secured term loan	S +	5.75%	11.24%	11/3/2027	10,802	10,600	10,613	1.01%
Revival Animal Health, LLC	First lien senior secured revolving loan	S +	6.50%	11.94%	4/6/2026	131	51	51	0.00%
Revival Animal Health, LLC	First lien senior secured term loan	S +	6.50%	12.08%	4/6/2026	11,935	11,767	11,807	1.13%
RMS Health Care Management, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.63%	10/6/2026	2,707	97	99	0.01%
RMS Health Care Management, LLC	First lien senior secured revolving loan	S +	6.75%	12.40%	10/6/2026	920	903	903	0.09%
RMS Health Care Management, LLC	First lien senior secured term loan	S +	6.75%	12.36%	10/6/2026	4,310	4,225	4,229	0.40%
RQM Buyer, Inc	First lien senior secured delayed draw term loan	S +	5.75%	11.31%	8/12/2026	83	83	83	0.01%
RQM Buyer, Inc	First lien senior secured revolving loan	S +	5.75%	11.43%	8/12/2026	206	44	44	0.00%
RQM Buyer, Inc	First lien senior secured term loan	S +	5.75%	11.31%	8/12/2026	1,723	1,720	1,715	0.16%
Sage Dental Management, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.34%	10/1/2024	7,495	429	429	0.04%
Sage Dental Management, LLC	First lien senior secured revolving loan	S +	5.75%	11.30%	10/1/2024	75	37	37	0.00%
Sage Dental Management, LLC	First lien senior secured term loan	S +	5.75%	11.31%	10/1/2024	1,616	1,612	1,612	0.15%
Sage Dental Management, LLC	First lien senior secured term loan	S +	5.75%	11.35%	10/1/2024	1,152	1,149	1,149	0.11%
Sage Dental Management, LLC	First lien senior secured term loan	S +	5.75%	11.31%	10/1/2024	935	930	932	0.09%
SAMGI Buyer, Inc (6)	First lien senior secured revolving loan	S +	5.50%	11.06%	4/14/2025	138	(1)	(1)	0.00%
SAMGI Buyer, Inc	First lien senior secured term loan	S +	5.50%	11.06%	4/14/2025	564	563	561	0.05%
SCP ENT and Allergy Services, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.44%	9/25/2025	157	155	155	0.01%
SCP ENT and Allergy Services, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.44%	9/25/2025	256	(3)	(4)	0.00%
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	S +	6.00%	11.44%	9/25/2025	2,747	2,714	2,706	0.26%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.69%	10/29/2026	177	175	175	0.02%
Signature Dental Partners LLC	First lien senior secured revolving loan	S +	6.25%	11.69%	10/29/2026	38	37	37	0.00%
Signature Dental Partners LLC	First lien senior secured term loan	S +	6.25%	11.69%	10/29/2026	850	842	839	0.08%
Silver Falls MSO, LLC	First lien senior secured revolving loan	S +	6.75%	12.32%	8/30/2025	235	217	212	0.02%
Silver Falls MSO, LLC	First lien senior secured term loan	S +	4.25% + 2.50% PIK	12.32%	8/30/2025	1,308	1,271	1,246	0.12%
SimiTree Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.25% + 1.75% PIK	12.60%	5/17/2026	879	876	873	0.08%
SimiTree Acquisition, LLC	First lien senior secured revolving loan	S +	7.00%	12.60%	5/17/2026	178	49	49	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
SimiTree Acquisition, LLC	First lien senior secured term loan	S +	5.25%	10.82%	5/17/2026	1,223	1,218	1,215	0.12%
SIMKO Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.06%	4/7/2027	186	180	180	0.02%
SIMKO Merger Sub LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	12.06%	4/7/2027	6,768	(98)	(94)	(0.01)%
SIMKO Merger Sub LLC	First lien senior secured revolving loan	S +	6.50%	12.07%	4/7/2027	56	8	8	0.00%
SIMKO Merger Sub LLC	First lien senior secured term loan	S +	6.50%	12.06%	4/7/2027	649	641	640	0.06%
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.81%	12/30/2025	294	292	291	0.03%
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.81%	12/30/2025	222	221	220	0.02%
Southeast Primary Care Partners, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.81%	12/30/2025	225	(2)	(2)	0.00%
Southeast Primary Care Partners, LLC	First lien senior secured term loan	S +	6.25%	11.81%	12/30/2025	851	845	842	0.08%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.56%	1/27/2026	77	77	77	0.01%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.56%	5/25/2024	111	111	111	0.01%
Southern Orthodontic Partners Management, LLC	First lien senior secured revolving loan	S +	6.00%	11.56%	1/27/2026	171	12	11	0.00%
Southern Orthodontic Partners Management, LLC	First lien senior secured term loan	S +	6.00%	11.56%	1/27/2026	1,337	1,337	1,332	0.13%
Southern Sports Medicine Partners, LLC	First lien senior secured revolving loan	S +	8.00%	13.56%	2/23/2027	60	23	23	0.00%
Southern Sports Medicine Partners, LLC	First lien senior secured term loan	S +	4.00% + 4.00% PIK	13.56%	2/23/2027	679	656	653	0.06%
Spear Education Holdings, LLC (6)	First lien senior secured revolving loan	S +	7.50%	12.95%	12/15/2027	4,463	(91)	(87)	(0.01)%
Spear Education Holdings, LLC	First lien senior secured term loan	S +	7.50%	12.95%	12/15/2027	12,415	12,147	12,157	1.16%
Star Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.19%	12/22/2028	11,048	2,877	2,891	0.28%
Star Dental Partners LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.19%	12/22/2028	1,451	(34)	(33)	0.00%
Star Dental Partners LLC	First lien senior secured term loan	S +	5.75%	11.19%	12/22/2028	9,275	9,055	9,066	0.86%
The Chempetitive Group, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	10.83%	3/22/2029	12,006	(240)	(240)	(0.02)%
The Chempetitive Group, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.83%	3/22/2029	3,414	(68)	(68)	(0.01)%
The Chempetitive Group, LLC	First lien senior secured term loan	S +	5.50%	10.83%	3/22/2029	13,775	13,500	13,499	1.29%
U.S. Urology Partners, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.91%	11/8/2026	1,401	(18)	(17)	0.00%
U.S. Urology Partners, LLC	First lien senior secured term loan	S +	6.50%	11.91%	11/8/2026	11,688	11,535	11,549	1.10%
US Foot and Ankle Specialists, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.81%	9/15/2026	16,455	16,278	16,301	1.55%
US Foot and Ankle Specialists, LLC	First lien senior secured revolving loan	S +	6.25%	11.81%	9/15/2026	2,699	1,992	1,995	0.19%
US Foot and Ankle Specialists, LLC	First lien senior secured term loan	S +	6.25%	11.81%	9/15/2026	22,826	22,531	22,557	2.15%
Varsity DuvaSawko Operating Corp (6)	First lien senior secured delayed draw term loan	S +	6.50%	12.06%	11/27/2024	64	—	—	0.00%
Varsity DuvaSawko Operating Corp (6)	First lien senior secured revolving loan	S +	6.50%	12.06%	11/27/2024	474	(1)	(2)	0.00%
Varsity DuvaSawko Operating Corp	First lien senior secured term loan	S +	6.50%	12.06%	11/27/2024	2,521	2,520	2,512	0.24%
Varsity Rejuvenate Management, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.47%	9/1/2028	7,132	(169)	(160)	(0.02)%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Varsity Rejuvenate Management, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.47%	9/1/2028	1,245	(32)	(28)	0.00%
Varsity Rejuvenate Management, LLC	First lien senior secured term loan	S +	6.00%	11.47%	9/1/2028	6,003	5,852	5,868	0.56%
VetEvolve Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.17%	10/12/2028	11,632	882	896	0.09%
VetEvolve Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.15%	10/12/2028	3,067	(69)	(66)	(0.01)%
VetEvolve Holdings, LLC	First lien senior secured term loan	S +	5.75%	11.15%	10/12/2028	9,189	8,976	8,990	0.86%
Vital Care Buyer, LLC	First lien senior secured revolving loan	S +	5.75%	11.08%	3/20/2030	12,497	1,337	1,337	0.13%
Vital Care Buyer, LLC	First lien senior secured term loan	S +	5.75%	11.08%	3/20/2030	100,650	98,832	98,852	9.43%
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.56%	10/29/2026	501	498	496	0.05%
Western Veterinary Partners LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.56%	10/29/2026	24	—	—	0.00%
Western Veterinary Partners LLC	First lien senior secured term loan	S +	6.00%	11.56%	10/29/2026	1,299	1,289	1,286	0.12%
							553,434	553,725	52.84%
Health care technology
AHR Intermediate, Inc	First lien senior secured delayed draw term loan	S +	5.25%	10.70%	7/29/2027	$5,283	$5,230	$5,218	0.50%
AHR Intermediate, Inc	First lien senior secured revolving loan	S +	5.25%	10.70%	7/29/2027	7,858	682	731	0.07%
AHR Intermediate, Inc	First lien senior secured term loan	S +	5.25%	10.70%	7/29/2027	25,426	25,225	25,249	2.41%
Millennia Patient Services, LLC	First lien senior secured revolving loan	S +	6.50%	12.06%	3/8/2026	134	79	79	0.01%
Millennia Patient Services, LLC	First lien senior secured term loan	S +	6.50%	12.06%	3/8/2026	978	972	969	0.09%
							32,188	32,246	3.08%
Household durables
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.07%	9/26/2027	$2,998	$2,587	$2,571	0.25%
CPS Power Buyer, LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	12.30%	9/26/2027	2,299	(49)	(49)	0.00%
CPS Power Buyer, LLC	First lien senior secured revolving loan	S +	6.50%	12.07%	9/26/2027	1,687	310	301	0.03%
CPS Power Buyer, LLC	First lien senior secured term loan	S +	6.50%	12.30%	9/26/2027	12,946	12,680	12,666	1.21%
Kwalu, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.56%	9/23/2027	5,061	(70)	(65)	(0.01)%
Kwalu, LLC	First lien senior secured term loan	S +	6.00%	11.56%	9/23/2027	24,525	24,158	24,189	2.31%
MacKenzie Childs Acquisition, Inc	First lien senior secured revolving loan	S +	6.00%	11.45%	9/2/2027	3,374	640	644	0.06%
MacKenzie Childs Acquisition, Inc	First lien senior secured term loan	S +	6.00%	11.45%	9/2/2027	17,836	17,637	17,682	1.69%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.44%	1/23/2028	2,002	963	963	0.09%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.45%	1/23/2028	5,786	5,651	5,677	0.54%
Renovation Systems, LLC	First lien senior secured revolving loan	P +	5.00%	13.50%	1/23/2028	2,633	203	213	0.02%
Renovation Systems, LLC	First lien senior secured term loan	S +	6.00%	11.45%	1/23/2028	21,262	20,789	20,860	1.99%
Storm Smart Buyer LLC	First lien senior secured revolving loan	S +	6.00%	11.56%	4/5/2026	131	38	38	0.00%
Storm Smart Buyer LLC	First lien senior secured term loan	S +	6.00%	11.56%	4/5/2026	896	892	888	0.08%
Trademark Global, LLC	First lien senior secured revolving loan	S +	5.75% + 1.75% PIK	12.94%	7/30/2024	117	97	51	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Trademark Global, LLC	First lien senior secured term loan	S +	5.75% + 1.75% PIK	12.94%	7/30/2024	1,888	1,852	1,105	0.11%
							88,378	87,734	8.37%
Industrial Conglomerates
Hultec Buyer, LLC	First lien senior secured revolving loan	S +	6.50%	12.00%	3/31/2029	$3,915	$764	$768	0.07%
Hultec Buyer, LLC	First lien senior secured term loan	S +	6.50%	11.97%	3/31/2029	14,527	14,149	14,167	1.35%
							14,913	14,935	1.42%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC	First lien senior secured revolving loan	S +	7.00%	12.45%	12/18/2025	$188	$115	$102	0.01%
Aquatic Sales Solutions, LLC	First lien senior secured term loan	S +	3.00% + 4.00% PIK	12.45%	12/18/2025	2,579	2,542	2,369	0.23%
DealerOn Holdco, Inc (6)	First lien senior secured revolving loan	S +	6.00%	11.44%	11/19/2025	314	(2)	(3)	0.00%
DealerOn Holdco, Inc	First lien senior secured term loan	S +	6.00%	11.44%	11/19/2025	8,043	7,986	7,959	0.76%
							10,641	10,427	1.00%
IT services
E-Phoenix Acquisition Co. Inc (6)	First lien senior secured revolving loan	S +	5.50%	10.95%	6/23/2027	$75	$—	$—	0.00%
E-Phoenix Acquisition Co. Inc	First lien senior secured term loan	S +	5.50%	10.95%	6/23/2027	1,364	1,360	1,355	0.13%
FreshAddress, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.70%	10/5/2025	30	—	—	—%
FreshAddress, LLC	First lien senior secured term loan	S +	5.25%	10.70%	10/5/2025	1,630	1,625	1,620	0.15%
Icreon Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.94%	10/26/2027	1,071	(19)	(18)	—%
Icreon Holdings, LLC	First lien senior secured term loan	S +	6.50%	11.94%	10/26/2027	13,152	12,908	12,937	1.23%
P and R Dental Strategies, LLC	First lien senior secured revolving loan	S +	6.00%	11.44%	12/22/2026	23	4	4	—%
P and R Dental Strategies, LLC	First lien senior secured term loan	S +	6.00%	11.44%	12/22/2026	626	622	619	0.06%
Palmetto Technology Group, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	11.05%	1/3/2029	9,417	(185)	(179)	(0.02)%
Palmetto Technology Group, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.07%	1/3/2029	10,878	8,806	8,806	0.84%
Palmetto Technology Group, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.05%	1/3/2029	2,860	(54)	(54)	(0.01)%
Palmetto Technology Group, LLC	First lien senior secured term loan	S +	5.75%	11.05%	1/3/2029	6,357	6,237	6,236	0.59%
White Label Communications,LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.58%	10/11/2029	1,534	(32)	(29)	0.00%
White Label Communications,LLC	First lien senior secured term loan	S +	6.25%	11.58%	10/11/2029	4,725	4,627	4,633	0.44%
							35,899	35,930	3.41%
Leisure equipment and products
Champion Motorsports Group, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.69%	10/8/2026	$56	$(1)	$(1)	0.00%
Champion Motorsports Group, LLC	First lien senior secured term loan	S +	6.25%	11.69%	10/8/2026	1,667	1,652	1,643	0.16%
MacNeill Pride Group Corp	First lien senior secured delayed draw term loan	S +	6.25%	11.81%	4/22/2026	407	361	360	0.03%
MacNeill Pride Group Corp	First lien senior secured revolving loan	S +	6.25%	11.81%	4/22/2026	287	71	71	0.01%
MacNeill Pride Group Corp	First lien senior secured term loan	S +	6.25%	11.81%	4/22/2026	828	828	825	0.08%
TruBlue LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	10.83%	1/11/2029	2,331	(45)	(45)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
TruBlue LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.83%	1/11/2029	1,430	(27)	(27)	0.00%
TruBlue LLC	First lien senior secured term loan	S +	5.50%	10.83%	1/11/2029	5,212	5,112	5,113	0.49%
							7,951	7,939	0.77%
Leisure products
PHGP MB Purchaser, Inc	First lien senior secured delayed draw term loan	S +	6.00%	11.57%	5/27/2027	$80	$79	$79	0.01%
PHGP MB Purchaser, Inc (17)	First lien senior secured revolving loan	S +	6.00%	11.56%	5/20/2027	75	33	33	0.00%
PHGP MB Purchaser, Inc	First lien senior secured term loan	S +	6.00%	11.56%	5/20/2027	1,089	1,079	1,076	0.10%
							1,191	1,188	0.11%
Life sciences tools and services
Aptitude Health Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.81%	5/3/2026	$267	$(2)	$(2)	0.00%
Aptitude Health Holdings, LLC	First lien senior secured term loan	S +	5.25%	10.81%	5/3/2026	1,089	1,079	1,080	0.10%
CR Services Intermediate, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.22%	7/28/2028	187	119	120	0.01%
CR Services Intermediate, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.37%	7/28/2028	38	(1)	(1)	0.00%
CR Services Intermediate, LLC	First lien senior secured term loan	S +	6.50%	12.37%	7/28/2028	454	443	444	0.04%
ERG Buyer, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.57%	2/26/2026	345	(5)	(5)	0.00%
ERG Buyer, LLC	First lien senior secured revolving loan	P +	5.25%	13.75%	2/26/2026	5,181	616	616	0.06%
ERG Buyer, LLC	First lien senior secured term loan	S +	6.25%	11.57%	2/26/2026	34,177	33,684	33,675	3.21%
							35,933	35,927	3.42%
Machinery
Abrasive Technology Intermediate, LLC	First lien senior secured revolving loan	S +	6.25%	11.88%	4/30/2026	$173	$109	$109	0.01%
Abrasive Technology Intermediate, LLC	First lien senior secured term loan	S +	6.25%	11.96%	4/30/2026	2,001	1,977	1,979	0.19%
DNS-IMI Acquisition Corp	First lien senior secured revolving loan	P +	4.50%	13.00%	11/23/2026	56	8	8	0.00%
DNS-IMI Acquisition Corp	First lien senior secured term loan	S +	5.50%	10.95%	11/23/2026	1,494	1,484	1,479	0.14%
Double E Company, LLC	First lien senior secured revolving loan	S +	6.75%	12.18%	6/21/2028	3,110	2,478	2,393	0.23%
Double E Company, LLC	First lien senior secured term loan	S +	4.00% + 2.75% PIK	12.18%	6/21/2028	18,400	18,269	17,782	1.70%
My Buyer, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	11.07%	1/26/2030	3,139	(61)	(61)	(0.01)%
My Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.07%	1/26/2029	2,360	(46)	(46)	0.00%
My Buyer, LLC	First lien senior secured term loan	S +	5.75%	11.07%	1/26/2030	7,930	7,776	7,775	0.74%
SPG Holdco, LLC	First lien senior secured revolving loan	S +	6.00%	11.47%	12/1/2028	2,070	780	782	0.07%
SPG Holdco, LLC	First lien senior secured term loan	S +	6.00%	11.49%	12/1/2028	10,661	10,408	10,422	0.99%
							43,182	42,622	4.06%
Media
ALM Media, LLC (6)(18)	First lien senior secured revolving loan	S +	6.25%	11.55%	2/21/2029	$3,102	$(61)	$(61)	(0.01)%
ALM Media, LLC	First lien senior secured term loan	S +	6.25%	11.55%	2/21/2029	38,457	37,712	37,703	3.59%
Barkley, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.21%	9/29/2028	2,300	(55)	(46)	0.00%
Barkley, LLC	First lien senior secured term loan	S +	5.75%	11.21%	9/29/2028	27,612	26,979	27,062	2.58%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.56%	12/9/2026		3,080	3,024	3,030	0.29%
Exclusive Concepts, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.56%	12/9/2026		23	—	—	0.00%
Exclusive Concepts, LLC	First lien senior secured term loan	S +	6.00%	11.56%	12/9/2026		3,517	3,453	3,460	0.33%
Infolinks Media Buyco, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.18%	11/1/2026		23	23	23	0.00%
Infolinks Media Buyco, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.18%	11/1/2026		38	—	—	0.00%
Infolinks Media Buyco, LLC	First lien senior secured term loan	S +	5.75%	11.18%	11/1/2026		1,026	1,019	1,015	0.10%
NTM Acquisition Corp	First lien senior secured revolving loan	S +	6.75%	12.21%	6/18/2026		1,809	424	425	0.04%
NTM Acquisition Corp	First lien senior secured term loan	S +	6.75%	12.20%	6/18/2026		13,217	13,004	13,018	1.24%
Optimized Marketing Acquisition, LLC	First lien senior secured revolving loan	S +	5.75%	11.19%	8/19/2027		3,383	1,477	1,480	0.14%
Optimized Marketing Acquisition, LLC	First lien senior secured term loan	S +	5.75%	11.19%	8/19/2027		25,839	25,461	25,496	2.43%
Peninsula MMGY Corporation (6)	First lien senior secured revolving loan	S +	5.75%	11.20%	4/26/2029		3,691	(77)	(71)	(0.01)%
Peninsula MMGY Corporation	First lien senior secured term loan	S +	5.75%	11.20%	4/26/2029		10,810	10,578	10,599	1.01%
RKD Group, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.45%	8/17/2028		4,905	(54)	(47)	0.00%
RKD Group, LLC	First lien senior secured term loan	S +	6.00%	11.45%	8/17/2028		33,254	32,878	32,933	3.14%
The Channel Company, LLC	First lien senior secured revolving loan	S +	6.75%	12.32%	11/1/2027		62	24	24	0.00%
The Channel Company, LLC	First lien senior secured term loan	S +	3.25% + 3.50% PIK	12.32%	11/1/2027		2,341	2,327	2,319	0.22%
WTWH Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.06%	12/16/2027		1,638	(32)	(34)	0.00%
WTWH Buyer, LLC	First lien senior secured term loan	S +	6.50%	12.06%	12/16/2027		10,659	10,436	10,440	1.00%
								168,540	168,768	16.09%
Metals and mining
Copperweld Group, Inc	First lien senior secured revolving loan	S +	6.00%	11.57%	3/31/2026		$462	$322	$322	0.03%
Copperweld Group, Inc	First lien senior secured term loan	S +	6.00%	11.56%	3/31/2026		2,256	2,253	2,245	0.21%
								2,575	2,567	0.24%
Pharmaceuticals
Bio Agri Mix Holdings Inc (6)(7)	First lien senior secured revolving loan	C +	5.75%	11.19%	7/23/2026		$30	$—	$—	0.00%
Bio Agri Mix Holdings Inc (6)(7)	First lien senior secured revolving loan - C$	C +	5.75%	11.19%	7/23/2026	C$	75	—	—	0.00%
Bio Agri Mix Holdings Inc (7)	First lien senior secured term loan - C$	C +	5.75%	11.19%	7/23/2026	C$	1,229	919	899	0.09%
Formulated Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.92%	9/22/2026		297	286	285	0.03%
Formulated Buyer, LLC	First lien senior secured revolving loan	S +	5.25%	11.02%	9/22/2026		188	47	47	0.00%
Formulated Buyer, LLC	First lien senior secured term loan	S +	5.25%	10.86%	9/22/2026		455	451	450	0.04%
								1,703	1,681	0.16%
Personal products
Cosmetic Solutions LLC	First lien senior secured delayed draw term loan	S +	6.50% PIK	12.18%	10/17/2025		$372	$364	$356	0.03%
Cosmetic Solutions LLC	First lien senior secured revolving loan	S +	6.50%	12.18%	10/17/2025		344	83	77	0.01%
Cosmetic Solutions LLC	First lien senior secured term loan	S +	6.50% PIK	12.18%	10/17/2025		2,849	2,780	2,727	0.26%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
							3,227	3,160	0.30%
Professional services
Helpware, Inc	First lien senior secured revolving loan	S +	5.75%	11.31%	9/8/2026	$5,061	$1,392	$1,155	0.11%
Helpware, Inc	First lien senior secured term loan	S +	5.75%	11.31%	9/8/2026	13,988	13,851	13,212	1.26%
Stax Holding Company, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.81%	10/29/2026	60	—	—	0.00%
Stax Holding Company, LLC	First lien senior secured term loan	S +	5.25%	10.81%	10/29/2026	691	688	686	0.07%
							15,931	15,053	1.44%
Real estate management and development
BBG, Inc (19)	First lien senior secured revolving loan	S +	6.75%	12.19%	1/8/2026	$233	$215	$210	0.02%
BBG, Inc	First lien senior secured term loan	S +	5.50% + 1.25% PIK	12.19%	1/8/2026	1,902	1,786	1,751	0.17%
MetaSource, LLC	First lien senior secured revolving loan	S +	6.75%	12.19%	5/17/2027	75	29	29	0.00%
MetaSource, LLC	First lien senior secured term loan	S +	6.25%	11.69%	5/17/2027	927	922	920	0.09%
							2,952	2,910	0.28%
Semiconductors and semiconductor equipment
Altamira Material Solutions, LP	First lien senior secured revolving loan	S +	5.75%	11.18%	9/2/2026	$45	$13	$13	0.00%
Altamira Material Solutions, LP	First lien senior secured term loan	S +	5.75%	11.18%	9/2/2026	1,025	1,018	1,014	0.10%
							1,031	1,027	0.10%
Software
AFFINITIV INC (6)	First lien senior secured revolving loan	S +	6.00%	11.56%	8/26/2024	$248	$—	$—	0.00%
AFFINITIV INC	First lien senior secured term loan	S +	6.00%	11.56%	8/26/2024	2,236	2,236	2,232	0.21%
Shasta Buyer, LLC	First lien senior secured revolving loan	S +	6.00%	11.44%	8/9/2028	2,199	86	89	0.01%
Shasta Buyer, LLC	First lien senior secured term loan	S +	6.00%	11.44%	8/9/2028	11,517	11,339	11,358	1.08%
ShiftKey, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.31%	6/21/2027	110	(1)	(1)	0.00%
ShiftKey, LLC	First lien senior secured term loan	S +	5.75%	11.31%	6/21/2027	3,693	3,679	3,667	0.35%
							17,339	17,345	1.65%
Specialty retail
Dykstras Auto LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.81%	10/22/2026	$334	$252	$252	0.02%
Dykstras Auto LLC	First lien senior secured revolving loan	S +	6.25%	11.81%	10/22/2026	38	27	27	0.00%
Dykstras Auto LLC	First lien senior secured term loan	S +	6.25%	11.81%	10/22/2026	625	618	617	0.06%
Kaizen Auto Care, LLC (6)	First lien senior secured revolving loan		5.00%	5.00%	12/22/2027	152	—	(38)	0.00%
Kaizen Auto Care, LLC	First lien senior secured term loan		5.00%	5.00%	12/22/2027	1,363	1,350	1,023	0.10%
Leonard Group, Inc (6)	First lien senior secured revolving loan	S +	6.50%	12.06%	2/26/2026	234	(1)	(1)	0.00%
Leonard Group, Inc	First lien senior secured term loan	S +	6.50%	12.06%	2/26/2026	1,555	1,553	1,549	0.15%
Pink Lily Holdings, LLC (6)	First lien senior secured revolving loan	S +	3.50% + 3.50% PIK	12.43%	11/16/2027	63	(1)	(2)	0.00%
Pink Lily Holdings, LLC	First lien senior secured term loan	S +	3.50% + 3.50% PIK	12.43%	11/16/2027	1,272	1,249	1,231	0.12%
Soccer Post Acquisition LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.81%	6/30/2027	1,125	1,112	1,114	0.11%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Soccer Post Acquisition LLC (6)	First lien senior secured revolving loan	S +	5.50%	11.07%	6/30/2027	1,779	(20)	(18)	0.00%
Soccer Post Acquisition LLC	First lien senior secured term loan	S +	5.25%	10.81%	6/30/2027	7,941	7,849	7,856	0.75%
							13,988	13,610	1.31%
Trading companies and distributors
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	6.25%	11.68%	4/9/2027	$347	$342	$342	0.03%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	6.25%	11.74%	4/9/2027	4,804	1,955	1,961	0.19%
AFC-Dell Holding Corp (6)(20)	First lien senior secured revolving loan	S +	6.25%	11.74%	10/9/2026	156	(3)	(2)	0.00%
AFC-Dell Holding Corp	First lien senior secured term loan	S +	6.25%	11.74%	4/9/2027	1,662	1,635	1,637	0.16%
American Equipment Systems LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.74%	11/5/2026	37	37	36	0.00%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	11.58%	11/5/2026	70	69	69	0.01%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	11.59%	11/5/2026	319	313	313	0.03%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	11.80%	11/5/2026	939	921	920	0.09%
Ascent Lifting, Inc (6)	First lien senior secured revolving loan	S +	6.00%	11.45%	9/9/2027	2,500	(51)	(49)	0.00%
Ascent Lifting, Inc	First lien senior secured term loan	S +	6.00%	11.45%	9/9/2027	17,150	16,775	16,799	1.60%
Banner Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.18%	10/31/2025	562	563	558	0.05%
Banner Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.18%	10/31/2025	370	(1)	(4)	0.00%
Banner Buyer, LLC	First lien senior secured term loan	S +	5.75%	11.18%	10/31/2025	1,354	1,353	1,341	0.13%
Empire Equipment Company, LLC (6)	First lien senior secured revolving loan	F +	6.25%	11.69%	1/17/2025	439	(1)	(3)	0.00%
Empire Equipment Company, LLC	First lien senior secured term loan	S +	6.25%	11.69%	1/17/2025	1,715	1,713	1,705	0.16%
Montway LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.81%	11/4/2025	667	663	661	0.06%
Montway LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.81%	11/4/2025	150	(1)	(1)	0.00%
Montway LLC	First lien senior secured term loan	S +	6.25%	11.81%	11/4/2025	706	702	700	0.07%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.94%	8/5/2028	2,598	2,580	2,563	0.24%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.90%	8/5/2024	2,175	2,146	2,148	0.20%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.98%	8/5/2028	2,192	2,158	2,162	0.21%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	P +	5.50%	14.00%	8/5/2028	4,707	4,614	4,641	0.44%
NEFCO Holding Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	12.15%	8/5/2028	7,190	(144)	(96)	(0.01)%
NEFCO Holding Company, LLC	First lien senior secured revolving loan	P +	5.50%	14.00%	8/5/2028	3,045	620	628	0.06%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	6.50%	12.15%	8/5/2028	659	646	650	0.06%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	6.50%	12.04%	8/5/2028	14,288	14,013	14,087	1.34%
Triad Technologies, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.45%	6/8/2026	332	(4)	(4)	0.00%
Triad Technologies, LLC	First lien senior secured term loan	S +	6.00%	11.45%	6/8/2026	1,261	1,251	1,245	0.12%
							54,864	55,007	5.24%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Water utilities
Diamondback Buyer, LLC	First lien senior secured revolving loan	S +	5.25%	10.69%	7/22/2026	$75	$52	$52	0.00%
Diamondback Buyer, LLC	First lien senior secured term loan	S +	5.25%	10.83%	7/22/2026	1,185	1,180	1,176	0.11%
							1,232	1,228	0.11%
Total non-controlled/non-affiliated senior secured debt							$1,770,668	$1,768,175	168.59%
Non-controlled/non-affiliated sponsor subordinated notes
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note		12.50% + 7.00% PIK		7/17/2025	$13	$14	$13	0.00%
Total non-controlled/non-affiliated sponsor subordinated notes							14	13	0.00%
Total non-controlled/non-affiliated investments							1,770,682	1,768,188	168.59%
Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (21)(22)(23)	Equity - 10.75% membership interest						$56,029	$62,105	5.92%
Twin Brook Segregated Equity Holdings, LLC (21)(22)(23)	Equity - 2.11% membership interest						19	21	0.00%
Total non-controlled/affiliated investments							56,048	62,126	5.92%
Total investments							$1,826,730	$1,830,314	174.52%
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
(5)Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“Term SOFR” or “S”) and/or an alternate base rate (e.g. prime rate (“P”)), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the applicable margin has been provided over Term SOFR based on each respective credit agreement. As of March 31, 2024, the reference rates for the floating rate loans were the Term SOFR of 5.35%, the Prime Rate of 8.50%, and the 3M CDOR of 5.30%
(6)Represents revolvers and delayed draw term loans where the entire balance is unfunded as of March 31, 2024. The negative fair value is a result of the commitment being valued below par. Refer to Note 8 for further information.
(7)Represents investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2024, non-qualifying assets represented approximately 4.05% of the total assets of the Company.
(8)Principal balance includes reserve for letter of credit of $1,875 on which the borrower pays 5.75%.
(9)Principal balance includes reserve for letter of credit of $190 on which the borrower pays 7.00%.
(10)Principal balance includes reserve for letter of credit of $10,663 on which the borrower pays 5.50%.
(11)Principal balance includes reserve for letter of credit of $156,238 on which the borrower pays 6.50%.
(12)Principal balance includes reserve for letter of credit of $188,700 on which the borrower pays 6.25%.
(13)Principal balance includes reserve for letter of credit of $7,896 on which the borrower pays 6.25%.
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands)
(Unaudited)
(14)Principal balance includes reserve for letter of credit of $5,240 on which the borrower pays 7.00%.
(15)Principal balance includes reserve for letter of credit of $5,410 on which the borrower pays 6.25%.
(16)Principal balance includes reserve for letter of credit of $245,920 on which the borrower pays 5.75%.
(17)Principal balance includes reserve for letter of credit of $3,750 on which the borrower pays 6.00%.
(18)Principal balance includes reserve for letter of credit of $452,777 on which the borrower pays 6.25%.
(19)Principal balance includes reserve for letter of credit of $3,517 on which the borrower pays 6.75%.
(20)Principal balance includes reserve for letter of credit of $6,240 on which the borrower pays 6.25%.
(21)As a practical expedient, the Company uses net asset value to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.
(22)Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2024, the aggregate fair value of these securities is $62,126 or 5.92% of the Company's net assets. The “restricted securities,” Twin Brook Equity Holdings, LLC and Twin Brook Segregated Equity Holdings, LLC, were purchased on May 19, 2022 and July 28, 2023, respectively.
(23)Non-income producing investment.

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands)
(Unaudited)

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation/ (Depreciation)
Wells Fargo Bank, National Association	USD 1,521	CAD 2,028	4/16/2024	$23
Total				$23

Currency Abbreviations:
USD - U.S. Dollar
CAD - Canadian Dollar

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Gain/(Loss)(1)
Morgan Stanley Capital Services LLC	Tranche A Notes	7.6900%	S + 3.500%	3/19/2027	$90,000	$(401)	$—	$(401)
Morgan Stanley Capital Services LLC	Tranche B Notes	7.7800%	S + 3.7680%	3/19/2029	150,000	(372)	—	(372)
Total						$(773)	$—	$(773)
(1) For interest rate swaps that are designated in qualifying hedging relationships, the change in unrealized gain/(loss) is recorded in interest expense in the Consolidated Statements of Operations.
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

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Innovative FlexPak, LLC	First lien senior secured term loan	S +	20.00% PIK	20.00%	1/23/2025	384	292	262	0.03%
Johns Byrne LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.60%	8/31/2029	2,578	(60)	(57)	(0.01)%
Johns Byrne LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.60%	8/31/2029	1,460	(34)	(32)	0.00%
Johns Byrne LLC	First lien senior secured term loan	S +	6.25%	11.60%	8/31/2029	9,644	9,418	9,427	1.18%
Johns Byrne LLC	First lien senior secured revolving loan	S +	6.25%	11.86%	10/6/2027	6,748	(127)	(120)	(0.02)%
K-1 Packaging Group LLC	First lien senior secured term loan	S +	6.25%	11.86%	10/6/2027	31,406	30,749	30,805	3.86%
MRC Keeler Acquisition LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.25%	12/4/2025	73	72	68	0.01%
MRC Keeler Acquisition LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.25%	12/4/2025	150	(1)	(10)	0.00%
MRC Keeler Acquisition LLC	First lien senior secured term loan	S +	5.75%	11.25%	12/4/2025	904	899	846	0.11%
Sixarp, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	10.86%	8/5/2027	3,180	(45)	(42)	(0.01)%
Sixarp, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.86%	8/5/2027	3,732	(54)	(49)	(0.01)%
Sixarp, LLC	First lien senior secured term loan	S +	5.25%	10.86%	8/5/2027	19,627	19,319	19,349	2.42%
Vanguard Packaging, LLC (6)	First lien senior secured revolving loan	S +	5.00%	10.47%	8/9/2024	535	(2)	(2)	0.00%
Vanguard Packaging, LLC	First lien senior secured term loan	S +	5.00%	10.47%	8/9/2024	1,092	1,092	1,089	0.14%
							70,187	69,882	8.75%
Distributors
RTP Acquisition, LLC (6)	First lien senior secured revolving loan	P +	5.50%	14.00%	8/17/2026	$38	$(1)	$(1)	0.00%
RTP Acquisition, LLC	First lien senior secured term loan	S +	6.50%	11.97%	8/17/2026	2,720	2,676	2,678	0.34%
							2,675	2,677	0.34%
Diversified consumer services
50Floor, LLC	First lien senior secured revolving loan	S +	7.75%	13.25%	12/31/2025	$199	$145	$138	0.02%
50Floor, LLC	First lien senior secured term loan	S +	2.75% + 5.00% PIK	13.25%	12/31/2026	965	957	917	0.11%
ACES Intermediate, Inc (6)	First lien senior secured revolving loan	S +	5.50%	10.97%	7/27/2027	7,114	(101)	(94)	(0.01)%
ACES Intermediate, Inc	First lien senior secured term loan	S +	5.50%	10.97%	7/27/2027	31,977	31,495	31,528	3.93%
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.79%	4/25/2028	7,258	3,754	3,762	0.47%
CL Services Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.78%	4/25/2028	1,629	(35)	(33)	0.00%
CL Services Acquisition, LLC	First lien senior secured term loan	S +	6.25%	11.78%	4/25/2028	10,221	9,987	10,002	1.25%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.00%	12/30/2027	7,402	5,697	5,724	0.72%
Esquire Deposition Solutions, LLC	First lien senior secured revolving loan	S +	6.50%	12.00%	12/30/2027	2,162	597	611	0.08%
Esquire Deposition Solutions, LLC	First lien senior secured term loan	S +	6.50%	12.00%	12/30/2027	15,895	15,518	15,617	1.95%
Home Brands Group Holdings, Inc (6)	First lien senior secured revolving loan	S +	4.75%	10.29%	11/8/2026	48	(1)	(1)	0.00%
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

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.86%	12/14/2025	829	825	822	0.10%
Beacon Oral Specialists Management LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.86%	12/14/2025	188	(2)	(2)	0.00%
Beacon Oral Specialists Management LLC	First lien senior secured term loan	S +	6.25%	11.86%	12/14/2025	926	921	917	0.11%
Beghou Consulting, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.36%	5/1/2028	2,714	(65)	(62)	(0.01)%
Beghou Consulting, LLC	First lien senior secured term loan	S +	5.75%	11.36%	5/1/2028	15,390	15,012	15,027	1.88%
Behavior Frontiers, LLC (6)(18)	First lien senior secured revolving loan	S +	6.25%	11.86%	5/21/2026	38	(1)	(1)	0.00%
Behavior Frontiers, LLC	First lien senior secured term loan	S +	6.25%	11.86%	5/21/2026	576	555	562	0.07%
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured delayed draw term loan	S +	5.50%	11.22%	6/7/2026	7,496	3,014	3,017	0.38%
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured revolving loan	S +	5.50%	11.40%	6/7/2026	1,710	(17)	(15)	0.00%
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured term loan	S +	5.50%	11.40%	6/7/2026	13,648	13,489	13,501	1.69%
BPCP EE Intermedco LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.25%	4/3/2028	3,202	1,985	1,988	0.25%
BPCP EE Intermedco LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.25%	4/3/2028	2,244	(53)	(50)	(0.01)%
BPCP EE Intermedco LLC	First lien senior secured term loan	S +	5.75%	11.25%	4/3/2028	6,494	6,336	6,345	0.79%
Brightview, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.47%	12/14/2026	48	47	47	0.01%
Brightview, LLC	First lien senior secured revolving loan	S +	6.00%	11.47%	12/14/2026	52	52	52	0.01%
Brightview, LLC	First lien senior secured term loan	S +	6.00%	11.47%	12/14/2026	685	683	681	0.09%
Canadian Orthodontic Partners Corp (7)	First lien senior secured revolving loan	S +	7.00%	12.61%	3/19/2026	117	114	112	0.01%
Canadian Orthodontic Partners Corp (6)(7)	First lien senior secured revolving loan	C +	7.00%	12.45%	3/19/2026	C$ 28	(1)	(1)	0.00%
Canadian Orthodontic Partners Corp (7)	First lien senior secured revolving loan	C +	7.00%	12.45%	3/19/2026	C$ 829	609	599	0.07%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured revolving loan	S +	6.00%	11.76%	8/2/2027	5,898	3,258	3,264	0.41%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S +	6.00%	11.50%	8/2/2027	31,320	30,850	30,884	3.87%
Community Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.47%	6/10/2026	165	165	162	0.02%
Community Care Partners, LLC	First lien senior secured revolving loan	S +	6.00%	11.47%	6/10/2026	75	64	62	0.01%
Community Care Partners, LLC	First lien senior secured term loan	S +	6.00%	11.47%	6/10/2026	944	942	926	0.12%
Community Care Partners, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.47%	6/10/2026	19	—	—	0.00%
Dermatology Medical Partners OpCo LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.11%	10/29/2026	80	78	78	0.01%
Dermatology Medical Partners OpCo LLC	First lien senior secured revolving loan	S +	6.50%	12.13%	10/29/2026	38	28	28	0.00%
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

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
IMA Group Management Company, LLC	First lien senior secured term loan	S +	6.50%	12.00%	6/30/2028	863	845	843	0.11%
IPC Pain Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.97%	5/19/2027	11,057	9,889	9,891	1.24%
IPC Pain Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.97%	5/19/2027	1,140	(12)	(10)	0.00%
IPC Pain Acquisition, LLC	First lien senior secured term loan	S +	5.50%	10.97%	5/19/2027	2,932	2,900	2,903	0.36%
MWEC Management, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.63%	2/14/2025	1,429	93	92	0.01%
MWEC Management, LLC	First lien senior secured revolving loan	S +	6.00%	11.64%	2/14/2028	1,924	582	583	0.07%
MWEC Management, LLC	First lien senior secured term loan	S +	6.00%	11.64%	2/14/2028	11,626	11,346	11,364	1.42%
Network Partners Acquisitions, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.61%	12/30/2026	113	(1)	(1)	0.00%
Network Partners Acquisitions, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.61%	12/30/2026	38	—	—	—%
Network Partners Acquisitions, LLC	First lien senior secured term loan	S +	6.00%	11.61%	12/30/2026	388	385	384	0.05%
NH Kronos Buyer, Inc. (6)	First lien senior secured revolving loan	S +	6.25%	11.75%	11/1/2028	12,705	(306)	(271)	(0.03)%
NH Kronos Buyer, Inc.	First lien senior secured term loan	S +	6.25%	11.75%	11/1/2028	53,238	51,905	52,034	6.54%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.39%	12/31/2025	95	57	57	0.01%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.37%	12/31/2025	519	515	514	0.06%
Peak Dental Services, LLC	First lien senior secured revolving loan	S +	6.75%	12.37%	12/31/2025	133	132	131	0.02%
Peak Dental Services, LLC	First lien senior secured term loan	S +	6.75%	12.36%	12/31/2025	579	575	574	0.07%
Peak Investment Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	7.00%	12.61%	12/31/2025	113	(1)	(1)	0.00%
Peak Investment Holdings, LLC	First lien senior secured revolving loan	S +	7.00%	12.61%	12/31/2025	324	29	29	—%
Peak Investment Holdings, LLC	First lien senior secured term loan	S +	7.00%	12.61%	12/31/2025	1,210	1,203	1,198	0.15%
Pentec Acquisition Corp (6)	First lien senior secured revolving loan	S +	6.00%	11.47%	10/8/2026	75	(1)	(1)	0.00%
Pentec Acquisition Corp	First lien senior secured term loan	S +	6.00%	11.47%	10/8/2026	986	982	979	0.12%
Purpose Home Health Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.89%	11/3/2027	6,832	6,714	6,722	0.84%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.25%	12.12%	11/3/2027	1,956	(34)	(32)	0.00%
Purpose Home Health Acquisition, LLC	First lien senior secured term loan	S +	6.25%	12.12%	11/3/2027	8,230	8,084	8,096	1.01%
Revival Animal Health, LLC	First lien senior secured revolving loan	S +	6.50%	12.04%	4/6/2026	131	96	96	0.01%
Revival Animal Health, LLC	First lien senior secured term loan	S +	6.50%	12.12%	4/6/2026	4,782	4,710	4,740	0.59%
RMS Health Care Management, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.63%	10/6/2026	2,707	93	93	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
RMS Health Care Management, LLC	First lien senior secured revolving loan	S +	6.75%	12.51%	10/6/2026	920	441	441	0.06%
RMS Health Care Management, LLC	First lien senior secured term loan	S +	6.75%	12.36%	10/6/2026	4,320	4,229	4,228	0.53%
RQM Buyer, Inc	First lien senior secured delayed draw term loan	S +	5.75%	11.36%	8/12/2026	83	83	83	0.01%
RQM Buyer, Inc	First lien senior secured revolving loan	S +	5.75%	11.42%	8/12/2026	206	40	40	0.01%
RQM Buyer, Inc	First lien senior secured term loan	S +	5.75%	11.36%	8/12/2026	1,727	1,724	1,719	0.22%
Sage Dental Management, LLC	First lien senior secured revolving loan	S +	6.00%	11.64%	10/1/2024	75	26	26	0.00%
Sage Dental Management, LLC	First lien senior secured term loan	S +	6.00%	11.61%	10/1/2024	2,557	2,548	2,546	0.32%
SAMGI Buyer, Inc (6)	First lien senior secured revolving loan	S +	5.50%	11.11%	4/14/2025	138	(1)	(1)	0.00%
SAMGI Buyer, Inc	First lien senior secured term loan	S +	5.50%	11.11%	4/14/2025	649	647	645	0.08%
SCP ENT and Allergy Services, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.51%	9/25/2025	157	155	156	0.02%
SCP ENT and Allergy Services, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.47%	9/25/2025	256	(4)	(2)	0.00%
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	S +	6.00%	11.47%	9/25/2025	2,755	2,717	2,732	0.34%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.72%	10/29/2026	178	176	175	0.02%
Signature Dental Partners LLC	First lien senior secured revolving loan	S +	6.25%	11.72%	10/29/2026	38	37	37	0.00%
Signature Dental Partners LLC	First lien senior secured term loan	S +	6.25%	11.72%	10/29/2026	852	843	840	0.11%
Silver Falls MSO, LLC	First lien senior secured revolving loan	S +	6.75%	12.36%	8/30/2025	235	146	140	0.02%
Silver Falls MSO, LLC	First lien senior secured term loan	S +	4.25% + 2.50% PIK	12.36%	8/30/2025	1,303	1,229	1,218	0.15%
SimiTree Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.25% + 1.75% PIK	12.63%	5/17/2026	886	874	871	0.11%
SimiTree Acquisition, LLC	First lien senior secured revolving loan	S +	7.00%	12.63%	5/17/2026	178	48	48	0.01%
SimiTree Acquisition, LLC	First lien senior secured term loan	S +	5.25%	10.89%	5/17/2026	1,220	1,215	1,211	0.15%
SIMKO Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.11%	4/7/2027	186	181	180	0.02%
SIMKO Merger Sub LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	12.11%	4/7/2027	6,768	(106)	(106)	(0.01)%
SIMKO Merger Sub LLC	First lien senior secured revolving loan	S +	6.50%	12.14%	4/7/2027	56	8	8	—%
SIMKO Merger Sub LLC	First lien senior secured term loan	S +	6.50%	12.11%	4/7/2027	651	642	641	0.08%
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.86%	12/30/2025	295	292	291	0.04%
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.86%	12/30/2025	223	221	220	0.03%
Southeast Primary Care Partners, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.86%	12/30/2025	225	(2)	(3)	—%
Southeast Primary Care Partners, LLC	First lien senior secured term loan	S +	6.25%	11.86%	12/30/2025	853	847	843	0.11%
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

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.61%	10/29/2026	503	499	498	0.06%
Western Veterinary Partners LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.61%	10/29/2026	24	—	—	—%
Western Veterinary Partners LLC	First lien senior secured term loan	S +	6.00%	11.61%	10/29/2026	1,302	1,292	1,289	0.16%
							403,427	403,766	50.54%
Health care technology
AHR Intermediate, Inc	First lien senior secured delayed draw term loan	S +	5.25%	10.75%	7/29/2027	$5,296	$5,239	$5,227	0.65%
AHR Intermediate, Inc	First lien senior secured revolving loan	S +	5.25%	10.75%	7/29/2027	7,858	675	727	0.09%
AHR Intermediate, Inc	First lien senior secured term loan	S +	5.25%	10.75%	7/29/2027	25,490	25,274	25,290	3.17%
Millennia Patient Services, LLC	First lien senior secured revolving loan	S +	6.50%	12.11%	3/8/2026	134	79	79	0.01%
Millennia Patient Services, LLC	First lien senior secured term loan	S +	6.50%	12.11%	3/8/2026	980	974	971	0.12%
							32,241	32,294	4.04%
Household durables
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.14%	9/26/2027	$3,005	$2,590	$2,572	0.32%
CPS Power Buyer, LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	12.32%	9/26/2027	2,299	(54)	(54)	(0.01)%
CPS Power Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.32%	9/26/2027	1,687	(29)	(40)	(0.01)%
CPS Power Buyer, LLC	First lien senior secured term loan	S +	6.50%	12.32%	9/26/2027	12,979	12,697	12,673	1.59%
Kwalu, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.61%	9/23/2027	5,061	(75)	(70)	(0.01)%
Kwalu, LLC	First lien senior secured term loan	S +	6.00%	11.61%	9/23/2027	24,587	24,202	24,234	3.04%
MacKenzie Childs Acquisition, Inc	First lien senior secured revolving loan	S +	6.00%	11.50%	9/2/2027	3,374	1,537	1,542	0.19%
MacKenzie Childs Acquisition, Inc	First lien senior secured term loan	S +	6.00%	11.50%	9/2/2027	17,882	17,672	17,720	2.22%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.61%	1/23/2028	5,801	5,664	5,678	0.71%
Renovation Systems, LLC	First lien senior secured revolving loan	S +	6.00%	11.61%	1/23/2028	1,965	198	204	0.03%
Renovation Systems, LLC	First lien senior secured term loan	S +	6.00%	11.61%	1/23/2028	12,288	11,983	12,028	1.51%
Storm Smart Buyer LLC	First lien senior secured revolving loan	S +	6.00%	11.61%	4/5/2026	131	25	25	0.00%
Storm Smart Buyer LLC	First lien senior secured term loan	S +	6.00%	11.61%	4/5/2026	899	893	890	0.11%
Trademark Global, LLC	First lien senior secured revolving loan	S +	5.75% + 1.75% PIK	12.97%	7/30/2024	117	95	75	0.01%
Trademark Global, LLC	First lien senior secured term loan	S +	5.75% + 1.75% PIK	12.97%	7/30/2024	1,880	1,820	1,494	0.19%
							79,218	78,971	9.89%
Industrial Conglomerates
Hultec Buyer, LLC	First lien senior secured revolving loan	S +	6.25%	11.75%	3/31/2029	$3,915	$994	$998	0.12%
Hultec Buyer, LLC	First lien senior secured term loan	S +	6.25%	11.77%	3/31/2029	14,564	14,170	14,189	1.78%
							15,164	15,187	1.90%
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

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
The Channel Company, LLC	First lien senior secured term loan	S +	3.25% + 3.50% PIK	12.38%	11/1/2027	2,321	2,306	2,300	0.29%
WTWH Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.11%	12/16/2027	1,638	(34)	(35)	0.00%
WTWH Buyer, LLC	First lien senior secured term loan	S +	6.50%	12.11%	12/16/2027	10,686	10,452	10,459	1.31%
							122,104	122,295	15.31%
Metals and mining
Copperweld Group, Inc	First lien senior secured revolving loan	S +	6.00%	11.62%	3/31/2026	$462	$322	$321	0.04%
Copperweld Group, Inc	First lien senior secured term loan	S +	6.00%	11.61%	3/31/2026	2,262	2,258	2,249	0.28%
							2,580	2,570	0.32%
Pharmaceuticals
Bio Agri Mix Holdings Inc (6)(7)	First lien senior secured revolving loan	C +	5.75%	11.19%	7/23/2026	$30	$—	$—	0.00%
Bio Agri Mix Holdings Inc (6)(7)	First lien senior secured revolving loan	C +	5.75%	11.19%	7/23/2026	C$ 75	(1)	(1)	0.00%
Bio Agri Mix Holdings Inc (7)	First lien senior secured term loan	C +	5.75%	11.19%	7/23/2026	C$ 1,232	921	920	0.11%
Formulated Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.25%	11.06%	9/22/2026	298	222	222	0.03%
Formulated Buyer, LLC	First lien senior secured revolving loan	S +	5.25%	11.10%	9/22/2026	188	24	24	0.00%
Formulated Buyer, LLC	First lien senior secured term loan	S +	5.25%	10.86%	9/22/2026	456	453	451	0.06%
							1,619	1,616	0.20%
Personal products
Cosmetic Solutions LLC	First lien senior secured delayed draw term loan	S +	6.5% PIK	12.11%	10/17/2025	$367	$357	$351	0.04%
Cosmetic Solutions LLC (6)	First lien senior secured revolving loan	S +	6.5% PIK	12.11%	10/17/2025	344	(10)	(15)	0.00%
Cosmetic Solutions LLC	First lien senior secured term loan	S +	6.5% PIK	12.11%	10/17/2025	2,810	2,733	2,687	0.34%
							3,080	3,023	0.38%
Professional services
Helpware, Inc	First lien senior secured revolving loan	S +	5.75%	11.65%	9/8/2026	$5,061	$1,134	$905	0.11%
Helpware, Inc	First lien senior secured term loan	S +	5.75%	11.65%	9/8/2026	13,972	13,832	13,205	1.66%
Stax Holding Company, LLC (6)(22)	First lien senior secured revolving loan	S +	5.25%	10.86%	10/29/2026	60	—	—	0.00%
Stax Holding Company, LLC	First lien senior secured term loan	S +	5.25%	10.86%	10/29/2026	726	723	720	0.09%
							15,689	14,830	1.86%
Real estate management and development
BBG, Inc (23)	First lien senior secured revolving loan	S +	6.75%	12.22%	1/8/2026	$233	$214	$209	0.03%
BBG, Inc	First lien senior secured term loan	S +	5.50% + 1.25% PIK	12.22%	1/8/2026	1,875	1,750	1,713	0.21%
MetaSource, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25% + 0.50% PIK	11.72%	5/17/2027	49	—	—	0.00%
MetaSource, LLC	First lien senior secured revolving loan	S +	6.75%	12.22%	5/17/2027	75	30	30	0.00%
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2024.

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
Cash and Cash Equivalents
Cash is comprised of cash on deposit with major financial institutions. The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase and investments in money market funds as cash equivalents. The Company places its cash with high credit quality institutions to minimize credit risk exposure.

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
The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within net realized and change in unrealized gain (loss) on investments on the consolidated statements of operations. Net change in unrealized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates are included in the net change in unrealized gain (loss) on foreign currency translation on the consolidated statements of operations. Net realized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to changes in foreign currency exchange rates are included in net realized gain (loss) on foreign currency transactions on the consolidated statements of operations.
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
Derivative Instruments
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

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company does not utilize hedge accounting for foreign currency forward contracts, and as such, the Company recognizes its derivatives at fair value with changes in the net unrealized gain (loss) on foreign currency forward contracts recorded on the consolidated statements of operations.
Additionally, the Company uses interest rate swaps to mitigate interest rate risk associated with the Company's fixed interest rate debt liabilities. The fair value of the interest rate swaps are included as a derivative assets at fair value or derivative liabilities at fair value on the consolidated statements of assets and liabilities. Changes in fair value of interest rate swaps entered into by the Company and not designated as hedging instruments are presented in net realized gains (losses) and net change in unrealized appreciation (depreciation) in the consolidated statements of operations, if applicable.

The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship, and therefore the change in fair value of the hedging instrument and hedged item are recorded in interest expense and recognized as components of interest expense in the consolidated statements of operations. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt.
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
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s financing facilities and unsecured notes.  Such financing costs are capitalized and amortized over the life of the facility utilizing the straight-line method.  For the three months ended March 31, 2024, the Company paid approximately $1,605,000 of financing costs. For the three months ended March 31, 2024, the Company amortized approximately $630,000 of financing costs which have been included in “Interest” expense on the consolidated statements of operations. For the three months ended March 31, 2023, the Company paid approximately $150,000 of financing costs. For the three months ended March 31, 2023, the Company amortized approximately $438,000 of financing costs which have been included in Interest expense on the consolidated statements of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments. Such fees are deferred when received and recognized as earned over the applicable period.  For the three months ended March 31, 2024, the Company received approximately $620,000 of agent fees. During the three months ended March 31, 2024, approximately $616,000 of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the three months ended March 31, 2023, the Company received approximately $138,000 of agent fees. During the three months ended March 31, 2023, approximately $252,000 of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations.
Income Taxes
The Company has elected to be regulated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. As a RIC, the Company generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes timely to its shareholders as dividends. To the extent the Company qualifies as a RIC, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax. For the three months ended March 31, 2024 the Company did not accrue U.S. federal excise tax.
The Company conducts certain of its activities through its wholly-owned subsidiaries, Twin Brook Equity XVIII Corp. and Twin Brook Equity XXXIII Corp., both of which are Delaware corporations. They are treated as corporations for United States federal income tax purposes and are subject to U.S. federal, state or local income tax. For the three months ended March 31, 2024, the Company accrued $0 current federal tax. For the three months ended March 31, 2024, the Company accrued approximately $311,000 of deferred federal tax related to the corporations, which is included in “deferred federal tax provision” on the consolidated statements of operations. For the three months ended March 31, 2023, the Company accrued $0 of current federal tax and $578,435 of deferred federal tax related to Twin Brook Equity XVIII Corp. and Twin Brook Equity XXXIII Corp., which was included in “Other” expense on the consolidated statements of operations.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no tax penalties, and no interest associated with income taxes incurred through March 31, 2024.
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the three months ended March 31, 2024, the Company earned approximately $591,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations. For the three months ended March 31, 2023, the Company earned approximately $676,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations.
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
Investments at fair value and amortized cost consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$1,770,668	$1,768,175	$1,344,371	$1,343,692
Sponsor subordinated note	14	13	13	13
Investment in affiliated funds	56,048	62,126	50,235	54,714
Total investments	$1,826,730	$1,830,314	$1,394,619	$1,398,419

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
The industry composition of investments based on fair value as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
Aerospace and defense	0.1%	0.1%
Air freight and logistics	1.1%	1.5%
Auto components	4.5%	1.6%
Chemicals	1.8%	0.9%
Commercial services and supplies	2.3%	3.0%
Construction and engineering	3.5%	4.5%
Containers and packaging	4.5%	5.0%
Distributors	0.1%	0.2%
Diversified consumer services	6.6%	7.7%
Electrical equipment	0.6%	0.8%
Electronic equipment, instruments and components	1.9%	1.1%
Food and staples retailing	2.2%	2.8%
Food products	3.1%	3.8%
Gas utilities	0.1%	0.1%
Health care equipment and supplies	3.7%	3.5%
Health care providers and services	30.4%	29.0%
Health care technology	1.7%	2.2%
Household durables	4.8%	5.6%
Industrial Conglomerates	0.8%	1.1%
Internet and direct marketing retail	0.6%	0.8%
IT services	2.0%	1.5%
Leisure equipment and products	0.4%	0.2%
Leisure products	0.1%	0.1%
Life sciences tools and services	2.0%	0.1%
Machinery	2.3%	2.5%
Media	9.2%	8.7%
Metals and mining	0.1%	0.2%
Multisector holdings	3.4%	3.9%
Pharmaceuticals	0.1%	0.1%
Personal products	0.2%	0.2%
Professional services	0.8%	1.1%
Real estate management and development	0.2%	0.2%
Semiconductors and semiconductor equipment	0.1%	0.1%
Software	0.9%	1.2%
Specialty retail	0.7%	1.0%
Trading companies and distributors	3.0%	3.5%
Water utilities	0.1%	0.1%
Total	100.0%	100.0%
As of March 31, 2024, 99.9% of investments held were based in the United States and 0.1% were based in Canada. As of December 31, 2023, 99.9% of investments held were based in the United States and 0.1% were based in Canada.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 4.  Fair Value of Investments
Fair Value Disclosures
The following table presents the fair value hierarchy of financial instruments as of March 31, 2024 and December 31, 2023:

	Assets at Fair Value as of March 31, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$1,768,175	$1,768,175
Sponsor subordinated note	—	—	13	13
Foreign currency forward contracts	—	23	—	23
Total	$—	$23	$1,768,188	$1,768,211
Investments measured at net asset value(1)				$62,126
Total financial instruments, at fair value				$1,830,337
(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	Liabilities at Fair Value as of March 31, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$(773)	$—	$(773)

	Assets at Fair Value as of December 31, 2023
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$1,343,692	$1,343,692
Sponsor subordinated note	—	—	13	13
Total	$—	$—	$1,343,705	$1,343,705
Investments measured at net asset value(1)				$54,714
Total financial instruments, at fair value				$1,398,419
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

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2024 and 2023:

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Level 3 Assets at Fair Value for the Three Months Ended March 31, 2024*
(Amounts in thousands)	Balance 1/1/2024	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 3/31/2024	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 3/31/2024
First lien senior secured debt	$1,343,692	$450,844	$(27,765)	$3,219	$—	$(1,815)	$1,768,175	$(1,815)
Sponsor subordinated note	13	—	—	—	—	—	13	—
Total	$1,343,705	$450,844	$(27,765)	$3,219	$—	$(1,815)	$1,768,188	$(1,815)

	Level 3 Assets at Fair Value for the Three Months Ended March 31, 2023*
(Amounts in thousands)	Balance 1/1/2023	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 3/31/2023	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 3/31/2023
First lien senior secured debt	$797,019	$108,243	$(55,367)	$1,206	$(18)	$170	$851,253	$170
Total	$797,019	$108,243	$(55,367)	$1,206	$(18)	$170	$851,253	$170

*Gains and losses are included in their respective captions in the consolidated statements of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.
Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2024 and December 31, 2023. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Asset Class	Fair Value as of 3/31/24	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$1,568,047	Discounted cash flow	Yield	10.1% - 35.5%	11.7%	Decrease
	3,515	Market comparable	Forward EBITDA multiple	8.6x-11.1x	9.42x	Increase
	352	Market comparable	LTM Revenue multiple	0.7x	0.7x	Increase
Sponsor subordinated note	13	Market comparable	LTM EBITDA multiple	7.6%	7.6x	Increase
	$1,571,927

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Asset Class	Fair Value as of 12/31/23	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$1,222,639	Discounted cash flow	Yield	9.6% - 25.9%	11.2%	Decrease
	4,044	Market comparable	Forward EBITDA multiple	9.1% - 39.4%	27.6%	Increase
Sponsor subordinated note	13	Market comparable	LTM EBITDA multiple	7.6%	7.6%	Increase
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
The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of March 31, 2024 and December 31, 2023, the asset coverage ratio was 226.2% and 224.2%, respectively.
For the three months ended March 31, 2024 and 2023 the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Interest expense	$14,055	$7,254
Amortization of deferred financing costs	630	438
Change in unrealized from interest rate swaps designated for hedging (Note 6)	773	—
Total interest expense	$15,458	$7,692
Average interest rate	7.87%	7.10%
Average daily borrowings	$665,103	$358,600

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
From time to time, the Transferor expects to sell and/or contribute certain investments to the MSPV Borrower. Proceeds from the MSPV Credit Facility will be used to finance the origination and acquisition of loans by the MSPV Borrower, including the purchase of such assets from the Transferor. The Company retains a residual interest in assets contributed to or acquired by the MSPV Borrower through its ownership of the MSPV Borrower. The MSPV Borrower is subject to meet financial covenants under the MSPV Credit Facility agreement. As of March 31, 2024 and December 31, 2023, the MSPV Borrower was in compliance with all such covenants.
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

The ASPV Credit Facility is secured by all of the assets of the ASPV Borrower and a pledge of equity interests in the ASPV Borrower. The ASPV Borrower is subject to meet financial covenants under the ASPV Credit Facility agreement. As of March 31, 2024 and December 31, 2023, the ASPV Borrower was in compliance with all such covenants.

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

The Truist Credit Facility is guaranteed by Twin Brook Capital Funding XXXIII, LLC (the “Guarantor”), a direct and wholly owned subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future. The Truist Credit Facility is secured by all assets of the Company and the Guarantor. The Company is subject to meet financial covenants under the Truist Credit Facility agreement. As of March 31, 2024 and December 31, 2023, the Company was in compliance with all such covenants.

As of March 31, 2024, there are approximately $205.0 million in borrowings outstanding on the ASPV Credit Facility, $350.3 million in borrowings outstanding on the MSPV Credit Facility and $36.0 million in borrowings outstanding on the Truist Credit Facility. Borrowings under the Company’s facilities are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

Private Placement Notes

On March 19, 2024, the Company entered into a Note Purchase Agreement, governing the issuance of $90,000,000 aggregate principal amount of 7.69% Series A Senior Notes, Tranche A, due March 19, 2027 (the “Tranche A Notes”) and $150,000,000 aggregate principal amount of 7.78% Series A Senior Notes, Tranche B, due March 19, 2029 (the “Tranche B Notes”), to qualified institutional investors in a private placement. The Tranche A Notes and the Tranche B Notes bear interest at a rate equal to 7.69% per annum and 7.78% per annum, respectively. The Tranche A Notes and the Tranche B Notes are guaranteed by Twin Brook Capital Funding XXXIII, LLC, a subsidiary of the Company.

Interest on the Tranche A Notes and the Tranche B Notes will be due semiannually on March 19 and September 19 of each year, beginning on September 19, 2024. The Tranche A Notes and the Tranche B Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the Tranche A Notes and the Tranche B Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Tranche A Notes and the Tranche B Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured and unsubordinated indebtedness issued by the Company.

In connection with the Tranche A Notes and the Tranche B Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the Tranche A Notes and the Tranche B Notes in a qualifying hedge accounting relationship.

As of March 31, 2024, the Company was in compliance with all financial covenants and other requirements of each of the Tranche A Notes and Tranche B Notes.

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

As of March 31, 2024 and December 31, 2023, the Company did not have borrowings under Short-Term Financing Transactions.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Total debt consisted of the following as of March 31, 2024:

	As of March 31, 2024
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value(2)	Assets Pledged as Collateral(3)
ASPV Credit Facility	$300,000	$205,000	$14,402	$205,000	$329,826
MSPV Credit Facility	500,000	350,300	23,843	350,300	603,319
Truist Credit Facility	330,000	36,000	226,959	36,000	835,043
Tranche A Notes	90,000	90,000	—	90,000	—
Tranche B Notes	150,000	150,000	—	150,000	—
Total debt	$1,370,000	$831,300	$265,204	$831,300	$1,768,188
(1)The amount available reflects any limitations related to the facilities borrowing bases.
(2)Carrying value is inclusive of adjustments for the change in fair value of the effective hedge relationship, if applicable.
(3)Fair market value of the assets held as collateral in the respective credit facility.

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
Unless earlier terminated as described below, the Administration Agreement will remain in effect until September 6, 2025 and from year to year thereafter if approved annually by the vote of the Board of Trustees and the vote of a majority of the Company’s independent trustees (the “Independent Trustees”). The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other.
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

For the three months ended March 31, 2024, the Administrator charged approximately $232,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the three months ended March 31, 2023, the Administrator charged approximately $751,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

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

On September 6, 2023, the Company entered into an amended and restated investment management agreement (the “Prior Investment Management Agreement”) with its Adviser, in response to comments issued by certain state securities regulators in connection with their review of the Company’s continuous offering of Common Shares. The terms of the Prior Investment Management Agreement were unchanged from those of the Original Investment Management Agreement, except to (i) remove conditional language that sunsets certain provisions if the Company’s securities become “covered securities,” as defined in Section 18 of the Securities Act of 1933, as amended; (ii) remove overhead expenses (including rent, office equipment and utilities) from the costs and expenses of the Administrator that are to be borne by the Company; (iii) clarify certain types of costs and expenses related to the Company’s operations, administration and transactions that are to be borne by the Company; and (iv) clarify the Adviser’s indemnification standard is consistent with the NASAA Omnibus Guidelines.

In connection with the TPG Transaction closing on November 1, 2023, the Company entered into an amended and restated investment management agreement (the “Investment Management Agreement”) with its Adviser. Under applicable law, the TPG Transaction resulted in an assignment and automatic termination of the Prior Investment Management Agreement. The Investment Management Agreement became effective upon the closing of the TPG Transaction and the terms of the Investment Management Agreement are identical to the Prior Investment Management Agreement. On September 26, 2023, the Company’s shareholders approved the Investment Management Agreement.
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

As of March 31, 2024 and December 31, 2023, the Company has approximately $1.5 million and $2.4 million, respectively, payable to the Adviser for organizational, offering and operating costs, which is included in “accrued expenses and other liabilities payable to affiliate” and “due to affiliate” on the statements of assets and liabilities.
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
For the three months ended March 31, 2024, the Company accrued approximately $2.6 million of base management fees payable to the Adviser. For the three months ended March 31, 2023, the Company accrued approximately $1.6 million of base management fees payable to the Adviser. As of March 31, 2024 and December 31, 2023, base management fees payable by the Company to the Adviser were approximately $2.6 million and $2.3 million, respectively.
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
For the three months ended March 31, 2024, the Company accrued approximately $3.6 million of income incentive fees. For the three months ended March 31, 2023, the Company accrued approximately $1.7 million of income incentive fees. As of March 31, 2024 and December 31, 2023, the Company had approximately $3.6 million and $2.8 million of income incentive fees payable, respectively.

As of March 31, 2024, the Company had approximately $489,000 of accrued capital gains incentive fees, of which none were paid or payable to the Adviser. As of December 31, 2023, the Company had approximately $496,000 of capital gains incentive fees payable.

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

For the three months ended March 31, 2024, the Company accrued approximately $88,000 and less than $1,000, of Class S and Class D shareholder servicing and distribution fees, respectively, of which $62,000 of Class S servicing fees were waived. For the three months ended March 31, 2023, the Company did not accrue servicing fees.

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

For the three months ended March 31, 2024 and 2023, no such Expense Payments were made by the Adviser. For the avoidance of doubt, pursuant to the Merger Agreement, the Expense Support Agreement terminated at the Effective Time of the Merger.
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

Fair value for the three months ended March 31, 2024 and 2023, and transactions for the of the Company’s investments in affiliates were as follows:

	Investment in Affiliated Funds at Fair Value for the Three Months Ended March 31, 2024
(Amounts in thousands)	Fair Value as of January 1, 2024	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2024	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$54,697	$6,050	$(237)	$—	$1,595	$62,105	$—
Twin Brook Segregated Equity Holdings, LLC	17	—	—	—	4	21
Total non-controlled/affiliated investments	$54,714	$6,050	$(237)	$—	$1,599	$62,126	$—

	Investment in Affiliated Funds at Fair Value for the Three Months Ended March 31, 2023
(Amounts in thousands)	Fair Value as of January 1, 2023	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2023	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$27,468	$3,391	$—	$—	$2,521	$33,380	$—
Total non-controlled/affiliated investments	$27,468	$3,391	$—	$—	$2,521	$33,380	$—
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
For the three months ended March 31, 2024, the Company’s monthly average USD notional exposure to foreign currency forward contracts was approximately $1,521,000.
The effect of foreign currency forward contracts on the consolidated statement of operations during the three months ended March 31, 2024 was as follows:

Three Months Ended March 31, 2024
Net change in unrealized gain (loss) on foreign currency forward contracts	$67
Realized (loss) on foreign currency forward contracts	(32)
The Company has not applied counterparty netting or collateral netting; as such, the amounts of cash collateral received and posted are not offset against the derivative assets and derivative liabilities in the consolidated statements of assets and liabilities.
There were no derivative transactions entered in to or outstanding for the three months ended March 31, 2023.
Hedging

The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship. For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument are recorded as interest expense and in the consolidated statements of operations.

The table below presents the impact to the consolidated statements of operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three months ended March 31, 2024 and the 2023:

(Amounts in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Financial Statement Location
Interest rate swaps	$(773)	$—	Interest expense

The table below presents the carrying value of unsecured borrowings as of March 31, 2024 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

Description	Carrying Value (Amounts in thousands)	Cumulative Hedging Adjustments (Amounts in thousands)
Tranche A Notes	$90,000	$(401)
Tranche B Notes	$150,000	$(372)

There were no unsecured borrowings as of December 31, 2023 that were designated in a qualifying hedging relationship.

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
As of March 31, 2024 and December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	March 31, 2024	December 31, 2023
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$53	$53
626 Holdings Equity, LLC	19	118
A.P.A Industries, LLC	1,523	1,523
Abrasive Technology Intermediate, LLC	62	97
ACES Intermediate, LLC	7,114	7,114
Advanced Lighting Acquisition, LLC	324	324
ADVI Health, LLC	1,062	1,062
Advocate RCM Acquisition Corp	2,902	2,902
AEP Passion Intermediate Holdings, Inc.	11	16
AFC Industries, Inc.	2,928	4,628
Affinitiv, Inc.	248	248
Agility Intermediate, Inc.	53	53
AHR Intermediate, Inc	7,072	7,072
Alcresta Buyer, Inc.	16,797	—
Alliance Environmental Group, LLC	3	3
ALM Media, LLC	3,102	971
Altamira Material Solutions, LP	31	37
AM Buyer, LLC	95	95
American Family Care, LLC	5,977	—
Answer Acquisition, LLC	507	9
Apex Dental Partners, LLC	186	167
Aptitude Health Holdings, LLC	267	214
Aquatic Sales Solutions, LLC	70	70
ASC Ortho Management, LLC	17	57
Ascent Lifting, Inc.	2,500	2,500
ASP Global Acquisition, LLC	485	485
AvCarb, LLC	38	38
Banner Buyer, LLC	370	370
Barkley, LLC	2,300	2,300
BBG Intermediate Holdings, Inc.	4	4
BCI Burke Holding Corp.	185	185

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	March 31, 2024	December 31, 2023
Beacon Oral Specialists Management LLC	188	188
Beghou Consulting, LLC	2,205	2,714
Behavior Frontiers, LLC	38	38
Benefit Plan Administrators of Eau Claire, LLC	6,122	6,122
Bestop, Inc	14,795	—
Bio Agri Mix Holdings Inc.	85	87
BPCP EE Intermedco LLC	3,387	3,387
BPCP WLF Intermedco LLC	7,876	7,876
Brightview, LLC	39	—
Bulk Lift International, LLC	1,801	1,801
Canadian Orthodontic Partners Corp.	23	23
Certified Collision Group Acquisition Corp	19	19
Champion Motorsports Group, LLC	56	56
Change Academy at Lake of the Ozarks, LLC	2,556	2,556
CL Services Acquisition, LLC	3,200	4,976
Community Care Partners, LLC	49	31
Copperweld Group, Inc.	139	139
Cosmetic Solutions, LLC	252	344
CPS HVAC Group, LLC	10	141
CPS Power Buyer, LLC	4,011	4,348
CR Services Intermediate, LLC	101	101
Custom Agronomics Holdings, LLC	1,768	2,161
DealerOn Inc.	314	314
Dermatology Medical Partners OpCo, LLC	9	9
Diamondback Buyer, LLC	23	56
DNS IMI Acquisition Corp	48	42
Domino Equipment Company, LLC	31	66
Double E Company, LLC	610	2,167
Dykstra's Auto, LLC	87	112
Edko Acquisition, LLC	38	38
EH Management Company, LLC	38	26
Empire Equipment Company, LLC	439	439
EMSAR Acquisition LLC	13	13
Endodontic Practice Partners, LLC	1,760	5,415
Engelman Baking Co., LLC	189	200
E-Phoenix Acquisition Co. Inc.	75	75
ERG Buyer, LLC	4,835	—
Esquire Deposition Solutions, LLC	2,413	3,061
Ever Fresh Fruit Company, LLC	1,380	1,380
Exclusive Concepts, LLC	23	2,880
Flourish Research Acquisition, LLC	3,391	3,433
Formulated Buyer, LLC	148	234
Franchise Fastlane, LLC	15	15
FreshAddress, LLC	30	30
Geriatric Medical and Surgical Supply, LLC	248	248

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	March 31, 2024	December 31, 2023
Gold Medal Holdings, Inc.	5	5
Golden Bear PT Partners, LLC	22	22
GPSTrackit Holdings, LLC	3,708	—
Green Monster Acquisition, LLC	4	11
Guardian Dentistry Practice Management, LLC	—	4
H2 Holdco, Inc.	7,179	7,349
Helpware, Inc.	3,627	3,880
Highland Acquisition, Inc.	341	30
HLSG Intermediate, LLC	103	239
Home Brands Group Holdings, Inc.	48	48
HTI Intermediate, LLC	3,927	—
Hultec Buyer, LLC	3,053	2,819
Hydromax USA, LLC	228	228
Icelandirect, LLC	6	6
Icreon Holdings, LLC	1,071	803
IMA Group Management Company, LLC	188	201
Industrial Air Flow Dynamics, Inc.	2,199	2,537
Infolinks Media Buyco, LLC	38	38
Innovative FlexPak, LLC	314	—
IPC Pain Acquisition, LLC	2,240	2,240
Ironhorse Purchaser, LLC	2,907	2,471
ISSA, LLC	109	131
ITSavvy LLC	2,012	2,012
Johns Byrne LLC	4,039	4,039
Juniper Landscaping Holdings LLC	4,297	7,099
K-1 Packaging Group, LLC.	6,748	6,748
Kaizen Auto Care, LLC	152	—
Kalkomey Enterprises, LLC	54	77
Kwalu, LLC	5,061	5,061
Lawn Care Holdings Purchaser, Inc	3,065	4,506
Leonard Group, Inc.	234	234
Load One Purchaser Corporation	9,787	9,787
MacKenzie Childs Acquisition, Inc.	2,699	1,799
MacNeill Pride Group Corp.	261	332
Mad Rose Company, LLC	395	395
Main Street Gourmet, LLC	38	38
Mattco Forge, Inc.	405	506
Medical Technology Associates, Inc.	1,966	1,966
MetaSource, LLC	45	94
Millennia Patient Services, LLC	53	53
Montway LLC	150	150
MRC Keeler Acquisition, LLC	150	150
MWEC Management, LLC	2,766	2,606
My Buyer, LLC	5,499	—
Nasco Healthcare Inc.	2,824	3,322

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	March 31, 2024	December 31, 2023
NEFCO Holding Company, LLC	9,566	6,316
Nelson Name Plate Company	68	90
Network Partners Acquisition, LLC	38	150
NH Kronos Buyer, Inc.	12,705	12,705
Nimlok Company, LLC	320	320
NTM Acquisition Corp	1,357	1,176
NutriScience Innovations, LLC	131	131
Optimized Marketing Acquisition, LLC	1,861	1,861
P and R Dental Strategies, LLC	18	23
Palmetto Technology Group, LLC	14,142	—
Peak Dental Services, LLC	38	38
Peak Investment Holdings, LLC	404	404
Peninsula MMGY Corporation	3,691	3,691
Pentec Acquisition Corp.	—	75
PHGP MB Purchaser, Inc.	41	88
Pink Lily Holdings, LLC	63	63
Polycorp Ltd	18,583	—
PPW Acquisition, LLC	20	30
PRA Acquisition, LLC	56	56
Premier Early Childhood Education Partners LLC	7,342	9,570
PRM Management Company, LLC	1,969	—
Purpose Home Health Acquisition, LLC	10,054	1,956
Qin's Buffalo, LLC	105	105
Quality Liaison Services of North America, Inc	1,629	1,629
Raneys, LLC	4,903	4,825
Reliable Medical Supply LLC	792	112
Renovation Systems, LLC	3,371	1,719
Revival Animal Health, LLC	79	34
RKD Group, LLC	4,905	4,905
RMS Health Care Management, LLC	2,558	3,018
Rose Paving, LLC	5,055	4,319
RQM Buyer, Inc.	161	165
RTP Acquisition, LLC	—	38
Sage Dental Management, LLC	7,085	49
SAMGI Buyer, Inc.	138	138
SASE Company, LLC	—	20
SCP Beverage Buyer, LLC	14	25
SCP ENT and Allergy Services, LLC	256	256
Shasta Buyer, LLC	2,081	2,081
ShiftKey, LLC	110	110
Silver Falls MSO, LLC	12	79
SimiTree Acquisition LLC	128	137
SIMKO Merger Sub, LLC	6,818	6,818
Sixarp, LLC	6,912	6,912
Soccer Post Acquisition, LLC	1,779	1,856

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	March 31, 2024	December 31, 2023
Southeast Primary Care Partners, LLC	225	225
Southern Orthodontic Partners Management, LLC	159	92
Southern Sports Medicine Partners, LLC	35	35
Spear Education Holdings, LLC	4,463	4,463
Spectrum Solutions, LLC	154	267
SPG Holdco, LLC	1,242	2,070
Star Dental Partners LLC	9,359	11,806
Starwest Botanicals Acquisition, LLC	—	96
Stax Holding Company, LLC	60	60
Steel City Wash, LLC	16	16
Storm Smart Buyer LLC	92	105
Sun Orchard, LLC	1,779	5,336
Surplus Solutions, LLC	1,771	1,771
Teel Plastics, LLC	275	324
The Channel Company, LLC	37	45
The Chempetitive Group, LLC	15,420	—
Trademark Global, LLC	18	18
Treat Planet Acquisition, LLC	1,965	1,965
Triad Technologies, LLC	332	332
TruBlue LLC	3,761	—
TSR Concrete Coatings, LLC	843	1,534
U.S. Urology Partners, LLC	1,401	1,401
United Land Services Opco Parent, LLC	259	259
Universal Pure, LLC	3,711	5,139
US Foot and Ankle Specialists, LLC	675	439
USALCO, LLC	41	59
Vanguard Packaging, LLC	3,233	535
Varsity DuvaSawko Operating Corp.	537	537
Varsity Rejuvenate Partners, LLC	8,377	8,377
Vehicle Accessories, Inc.	584	38
VetEvolve Holdings, LLC	13,553	14,699
Vital Care Buyer, LLC	10,935	580
WCI Volt Purchaser, LLC	2,249	2,249
Western Veterinary Partners, LLC	24	24
Westminster Cracker Company, Inc.	1,534	1,534
White Label Communications,LLC	1,534	1,534
WTWH Buyer, LLC	1,638	1,638
Yard-Nique, Inc	5,737	6,030
Zipline Logistics, LLC	6,214	6,214
Total unfunded portfolio company commitments	$440,799	$324,051
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings during the normal course of business. As of March 31, 2024, management was not aware of any material pending or threatened litigation.

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

As of March 31, 2024 and December 31, 2023, the Company had 41,286,216 and 31,438,430 shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	9,037,566	$229,767
Distributions reinvested	159,741	4,060
Repurchased shares, net of early repurchase reduction	(19,539)	(487)
Net increase (decrease)	9,177,768	$233,340

	Three Months Ended March 31, 2024
	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	615,766	$15,653
Distributions reinvested	28,689	729
Net increase (decrease)	644,455	$16,382

	Three Months Ended March 31, 2024
	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	24,776	$630
Distributions reinvested	787	20
Net increase (decrease)	25,563	$650

	Three Months Ended March 31, 2023
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	305,392	$7,815
Net increase (decrease)	305,392	$7,815
Dividends
The following table reflects dividends declared on common shares during three months ended March 31, 2024 and 2023:

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

For the Three Months Ended March 31, 2024
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2300	$7,355
February 26, 2024	February 29, 2024	March 31, 2024	$0.2300	$7,809
March 28, 2024	March 31, 2024	April 30, 2024	$0.2300	$9,064

For the Three Months Ended March 31, 2024
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2246	$329
February 26, 2024	February 29, 2024	March 31, 2024	$0.2250	$363
March 28, 2024	March 31, 2024	April 30, 2024	$0.2246	$410

For the Three Months Ended March 31, 2024
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2246	$3
February 26, 2024	February 29, 2024	March 31, 2024	$0.2250	$11
March 28, 2024	March 31, 2024	April 30, 2024	$0.2246	$12

For the Three Months Ended March 31, 2023
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
March 27, 2023	March 31, 2023	April 28, 2023	$0.1800	$3,825

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

The following table presents the share repurchases completed during the three months ended March 31, 2024:

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
January 30, 2024	19,539	0.1%	$25.43	December 31, 2023	$487	0
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction.
(3) All repurchases were satisfied in full.

During the three months ended March 31, 2023, no shares were repurchased.

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
All of the dividends declared during the three months ended March 31, 2024 and 2023 were derived from ordinary income, as determined on a tax basis. Taxable income is an estimate and is not fully determined until the Company's tax return is filed.

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
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. There were $656,244 and $1,366,000 of permanent differences for the three months ended March 31, 2024 and 2023, respectively.

Note 12.  Financial Highlights

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following are financial highlights for a common share outstanding for the three months ended March 31, 2024 and 2023.

(Amounts in thousands, except share and per share amounts)	Three Months Ended March 31, 2024
	Class I	Class S*	Class D*
Per share data:
Net asset value, beginning of period	$25.41	$25.41	$25.41
Net investment income (loss)(1)	0.68	0.67	0.66
Net realized and unrealized gain (loss)(2)	0.00	(0.01)	0.00
Total from operations	0.68	0.66	0.66
Dividends declared	(0.69)	(0.67)	(0.67)
Total increase (decrease) in net assets	(0.01)	(0.01)	(0.01)
Net asset value, end of period	$25.40	$25.40	$25.40
Shares outstanding, end of period	39,422,288	1,825,665	38,263
Total return(3)(12)	2.7%	2.6%	2.6%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	10.4%	10.7%	10.7%
Ratio of total net operating expenses to average net assets(4)(5)(7)	0.6%	0.6%	0.6%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(9)	11.4%	11.1%	11.0%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	11.3%	11.0%	10.8%
Net assets, end of period	$1,001,429	$46,377	$972
Weighted average shares outstanding	35,153,542	1,635,950	29,527
Portfolio turnover rate(10)	1.8%	1.8%	1.8%
Asset coverage ratio(11)	226.2%	226.2%	226.2%
*Class S commenced operations on October 2, 2023; Class D commenced operations on December 1, 2023.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

(Amounts in thousands, except share and per share amounts)	Three Months Ended March 31, 2023
Class I
Per share data:
Net asset value, beginning of period	$25.25
Net investment income (loss)(1)	0.47
Net realized and unrealized gain (loss)(2)	0.13
Total from operations	0.60
Dividends declared	(0.18)
Total increase (decrease) in net assets	0.42
Net asset value, end of period	$25.67
Shares outstanding, end of period	21,250,422
Total return(3)(12)	2.4%
Ratios / supplemental data
Ratio of total expenses to average net assets(5)(6)(12)	2.8%
Ratio of total net operating expenses to average net assets(4)(5)(7)(12)	0.9%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(8)(12)	1.9%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)(12)	1.9%
Net assets, end of period	$545,521
Weighted average shares outstanding	21,046,827
Portfolio turnover rate(10)	6.5%
Asset coverage ratio(11)	242.4%
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
(4)Annualized.
(5)Average net assets are computed using the average monthly net assets during the reporting period.
(6)Ratio of total expenses to average net assets is computed using total expenses net of waivers from the Administrator, if applicable. Included in total expenses are incentive fees of 0.4%, 0.4%, and 0.4%, respectively, as a percent of average net assets for the three months ended March 31, 2024 for Class I, Class S, and Class D respectively. Additionally, included in total expenses for the three months ended March 31, 2023 are incentive fees of 0.3%. The impact of the waiver included in total expenses net of waivers was (0.1)% for Class S shares and was not applicable to Class D or Class I shares for the three months ended March 31, 2024. There were no waivers for the three months ended March 31, 2023.
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
(12)Not annualized.
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

Subsequent Subscriptions and Dividend Declarations

The Company received approximately $55.1 million of net proceeds, inclusive of distributions reinvested through the Company’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective April 1, 2024. Additionally, the Company received approximately $41.3 million of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective May 1, 2024. The issuance price for May share issuances is not yet finalized at the date of this filing.

On April 23, 2024, the Company’s Board declared net distributions of $0.2300, $0.2248, and $0.2248 per Class I share, Class S share, and Class D share, respectively, payable on May 29, 2024 to shareholders of record as of April 30, 2024.

Collateralized Loan Obligation

On April 29, 2024, the Company priced a $445 million collateralized loan obligation (the “CLO Transaction”) with a weighted average spread of SOFR plus 2.27%. The CLO Transaction is a form of secured financing incurred by a subsidiary of the Company, which is consolidated by the Company and subject to the Company’s overall asset coverage requirements. The CLO Transaction is expected to close in the second quarter of 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this quarterly report on Form 10-Q, or this "report," we refer to AG Twin Brook Capital Income Fund and its consolidated subsidiaries as "we," "us," the "Company," "TCAP," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our investment Adviser, AGTB Fund Manager, LLC, as our "Adviser," and we refer to the direct parent company of our Adviser, Angelo, Gordon & Co., L.P., as "TPG Angelo Gordon." The Adviser serves as the Company’s Administrator and may also be referred to herein as "Administrator".
Forward-Looking Statements
The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A of and elsewhere in this Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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
Overview
We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Formed as a Delaware statutory trust on January 27, 2022, we are externally managed by the Adviser, a wholly-owned subsidiary of TPG Angelo Gordon, a diversified credit and real estate investing platform within TPG Inc. (“TPG”) (Nasdaq: TPG), a leading global alternative investment firm. Our Adviser is registered as an investment adviser with the SEC. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code.
On November 1, 2023, TPG completed the previously announced acquisition of TPG Angelo Gordon pursuant to which TPG Angelo Gordon, including our Adviser (which also serves as our Administrator), became indirect subsidiaries of TPG. In connection with the closing of the TPG Transaction, on November 1, 2023, the Company entered into an amended and restated investment management agreement (the “Investment Management Agreement”) with the Adviser. Under applicable law, the TPG Transaction resulted in an assignment and automatic termination of the prior amended and restated investment management agreement (the “Prior Investment Management Agreement”). Our shareholders approved the Investment Management Agreement at a special meeting of our shareholders held on September 26, 2023. All material terms in the Investment Management Agreement are unchanged from the Prior Investment Management Agreement.

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

Under our Investment Management Agreement, we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we have agreed to reimburse the Administrator for the allocable portion of expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer, general counsel and their respective staffs.
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
Our debt investment portfolio consists of primarily floating rate loans. As of March 31, 2024, 99.9% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as Term SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.
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
As of March 31, 2024, we had borrowings of $831.3 million outstanding at an average all-in rate of 7.97%, which is included in debt on the consolidated statements of assets and liabilities. As of December 31, 2023, the Company had borrowings of $643.0 million outstanding at an average all-in rate of 7.96%. We incurred approximately $14.1 million and $7.3 million of interest and unused commitment fees for the three months ended March 31, 2024 and 2023, respectively, which is included in interest expense on the consolidated statements of operations. The carrying values of borrowings outstanding under the debt facilities approximate fair value. See Note 5 to the consolidated financial statements for information on the Company’s debt.
Portfolio and Investment Activity
As of March 31, 2024, based on fair value, our portfolio consisted of 96.61% first lien senior secured debt investments and 3.39% investments in affiliated funds that hold our equity co-investments. As of December 31, 2023, based on fair value, our portfolio consisted of 96.09% first lien senior secured debt investments and 3.91% investments in affiliated funds that hold our equity co-investments.
As of March 31, 2024, we had investments in 206 portfolio companies with an aggregate fair value of $1.8 billion. As of December 31, 2023, we had investments in 195 portfolio companies with an aggregate fair value of 1.4 billion.
Our investment activity for the three months ended March 31, 2024 and 2023 is presented below (information presented herein is at par value unless otherwise indicated).

(Amounts in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$569,231	$99,946
Investment in affiliated funds	6,050	3,391
Total principal amount of investments committed	$575,281	$103,337
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(17,514)	$(43,931)
Investment in affiliated funds	(237)	—
Total principal amount of investments sold or repaid	$(17,751)	$(43,931)
New debt investments(1):
New commitments	$311,661	$84,395
Number of new commitments in new portfolio companies(2)	12	5
Average new commitment amount	$25,972	$16,879
Weighted average term for new commitments (in years)	4.9	5.3
Percentage of new commitments at floating rates	99.9%	100.0%
Percentage of new commitments at fixed rates	—%	—%
(1)Amounts shown exclude add-on transactions to existing portfolio companies during the period.

(2)Number of new debt investment commitments represent commitments to a particular portfolio company.
As of March 31, 2024 and December 31, 2023 our investments consisted of the following:

	March 31, 2024		December 31, 2023
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$1,770,668	$1,768,175	$1,344,371	$1,343,692
Sponsor subordinated note	14	13	13	13
Investment in affiliated funds	56,048	62,126	50,235	54,714
Total investments	$1,826,730	$1,830,314	$1,394,619	$1,398,419

The table below describes investments by industry composition based on fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Aerospace and defense	0.1%	0.1%
Air freight and logistics	1.1%	1.5%
Auto components	4.5%	1.6%
Chemicals	1.8%	0.9%
Commercial services and supplies	2.3%	3.0%
Construction and engineering	3.5%	4.5%
Containers and packaging	4.5%	5.0%
Distributors	0.1%	0.2%
Diversified consumer services	6.6%	7.7%
Electrical equipment	0.6%	0.8%
Electronic equipment, instruments and components	1.9%	1.1%
Food and staples retailing	2.2%	2.8%
Food products	3.1%	3.8%
Gas utilities	0.1%	0.1%
Health care equipment and supplies	3.7%	3.5%
Health care providers and services	30.4%	29.0%
Health care technology	1.7%	2.2%
Household durables	4.8%	5.6%
Industrial Conglomerates	0.8%	1.1%
Internet and direct marketing retail	0.6%	0.8%
IT services	2.0%	1.5%
Leisure equipment and products	0.4%	0.2%
Leisure products	0.1%	0.1%
Life sciences tools and services	2.0%	0.1%
Machinery	2.3%	2.5%
Media	9.2%	8.7%
Metals and mining	0.1%	0.2%
Multisector holdings	3.4%	3.9%
Pharmaceuticals	0.1%	0.1%
Personal products	0.2%	0.2%
Professional services	0.8%	1.1%
Real estate management and development	0.2%	0.2%

Semiconductors and semiconductor equipment	0.1%	0.1%
Software	0.9%	1.2%
Specialty retail	0.7%	1.0%
Trading companies and distributors	3.0%	3.5%
Water utilities	0.1%	0.1%
Total	100.0%	100.0%

As of March 31, 2024, 99.9% of our investments were based in the United States and 0.1% were based in Canada. As of December 31, 2023, 99.9% of our investments were based in the United States and 0.1% were based in Canada.
The weighted average yields and interest rates of our funded debt investments as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Weighted average total yield of funded debt investments at cost (1)	11.5%	11.7%
Weighted average total yield of funded debt investments at fair value(1)	11.5%	11.7%
Weighted average spread over reference rates of all floating rate funded debt investments	6.0%	6.0%
(1)Calculated using actual interest rates in effect as of March 31, 2024 and December 31, 2023 based on borrower elections.
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
The following table shows the composition of our debt investments on the A to F rating scale as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$—	—	$—	—
B	1,709,136	96.6%	1,306,541	97.2%
C	54,122	3.1%	32,215	2.4%
D	1,728	0.1%	2,461	0.2%
E	3,189	0.2%	2,476	0.2%
F	—	—	—	—
Total	$1,768,175	100.0%	$1,343,693	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,770,682	100.0%	$1,344,384	100.0%
Non-accrual	—	—	—	—
Total	$1,770,682	100.0%	$1,344,384	100.0%
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

The Merger with AG Twin Brook BDC, Inc.

On July 28, 2023, we completed the previously announced acquisition of AG Twin Brook BDC, Inc., a Delaware corporation (“AGTB”) via merger, with the Company continuing as the surviving company. As of the effective time, each share of AGTB’s common stock, par value $0.001 per share, outstanding immediately prior to the effective time was converted into the right to receive $20.00 per share in cash, without interest, subject to any applicable withholding taxes. We paid cash consideration in connection with the AGTB Transaction of approximately $193 million and had transaction costs of approximately $0.8 million. We acquired $186 million of investments at amortized cost and fair value, with $7 million in other assets net of other liabilities.

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

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the AGTB Transaction:

Amounts (in thousands)
Total purchase price:	$194,199

Assets acquired:
Investments, at fair value (amortized cost of 185,876)	186,264
Cash	15,567
Accrued interest receivable	2,396
Other assets(1)	2,164
Total assets acquired	206,391
Liabilities assumed:
Distribution payable	9,726
Other liabilities	3,216
Total liabilities assumed	12,942
Net assets acquired	$193,449
Total purchase premium (transaction costs)	$750
(1)Other assets include a $2 million waiver receivable from the Adviser for operating expenses.
Results of Operations
The following table represents the operating results for the three months ended March 31, 2024, and 2023:

(Amounts in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Total investment income	$48,763	$25,067
Less: expenses and taxes	23,671	15,104
Net investment income (loss)	25,092	9,963
Net realized gain (loss)	(32)	(18)
Net change in unrealized gain (loss)	(149)	2,691
Net increase (decrease) in net assets resulting from operations	$24,911	$12,636
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income for the three months ended March 31, 2024, and 2023, were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Interest	$47,556	$24,139
Other	1,207	928
Total investment income	$48,763	$25,067

Increases in interest and other investment income were driven by deployment of capital, rising interest rates and an increase in investment activity. Total investments as of March 31, 2024 were $1.8 billion as compared to $885 million as of March 31, 2023.

Expenses
Expenses for the three months ended March 31, 2024, and 2023, were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Interest	$15,458	$7,692
Income incentive fees	3,583	1,670
Management fees	2,647	1,640
Professional fees	554	552
Offering costs	339	782
Accounting fees	169	158
Other	160	864
Insurance fees	153	89
Trustees' fees	45	44
Distribution and shareholder servicing fees:
Class D	1	—
Class S	88	—
Administrative fees	232	751
Organizational costs	—	528
Capital gains incentive fees	(7)	334
Total expenses	$23,422	$15,104
Distribution and shareholder servicing fees waived	(62)	—
Net expenses	$23,360	$15,104
Increases in interest and other expenses were driven by the Company’s continued deployment of capital, rising interest rates and an increase in investment activity and leverage.
Increases in incentive fees are correlated to an increase in results from operations. For the three months ended March 31, 2024, there were net increases in net assets resulting from operations of $24.9 million, driving the increase in incentive fees, compared to the three months ended March 31, 2023, there were net increases in net assets resulting from operations of $12.6 million. Increases in management fees were driven by the increase in net assets during the periods presented. The increase in net assets was primarily driven by net capital activity.

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
For the three months ended March 31, 2024, the Administrator charged approximately $232,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the three months ended March 31, 2023, the Administrator charged approximately $751,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

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
Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the three months ended March 31, 2024 and 2023, we did not accrue U.S. federal excise tax.

We conduct certain activities through our wholly-owned subsidiaries, Twin Brook Equity XVIII Corp., and Twin Brook Equity XXXIII Corp., both of which are Delaware corporations. They are treated as corporations for United States federal income tax purposes and are subject to U.S. federal, state or local income tax. For the three months ended March 31, 2024 and 2023, the Company accrued $0 current federal tax. For the three months ended March 31, 2024 and 2023 the Company accrued approximately $311,000 and $0, respectively, of deferred federal tax related to the corporations, which is included in “deferred federal tax provision” on the consolidated statements of operations.
Net Change in Unrealized Gains (Losses) on Investment Transactions
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2024 and 2023, net unrealized gains (losses) on our investment transactions were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Non-controlled, non-affiliated investments	$(1,815)	$170
Non-controlled, affiliated investments	1,599	2,521
Foreign currency forward contracts	67	—
Net change in unrealized gain (loss) on investment transactions	$(149)	$2,691
For the three months ended March 31, 2024, the net unrealized losses from non-affiliated investments were primarily driven by increased market volatility and credit spreads widening. For the three months ended March 31, 2023, the unrealized gains on non-affiliated investments were relatively flat. For the three months ended March 31, 2024 and the three months ended March 31, 2023, the net unrealized gains on affiliated investments were primarily driven by strong performance of underlying portfolio companies.
Net Realized Gains (Losses) on Investment Transactions
The realized gains and losses on fully and partially exited portfolio companies during the three months ended March 31, 2024 and 2023, were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Non-controlled, non-affiliated investments	$—	$(18)
Non-controlled, affiliated investments	—	—
Foreign currency forward contracts	(32)	—
Net realized gain (loss) on investments	$(32)	$(18)
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
We may from time to time increase the size of our existing credit facilities. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. There were $831.3 million outstanding borrowings as of March 31, 2024. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of March 31, 2024, taken together with our available debt capacity of $265.2 million, is expected to be sufficient for our investing activities and to conduct our operations.
As of March 31, 2024 we had $61.1 million in cash. During the three months ended March 31, 2024, we used $404.3 million in cash for operating activities, primarily as a result of funding portfolio investments of $456.9 million and partially offset by other operating activities of $52.6 million. Net cash provided by financing activities was $402.7 million during the period, primarily the result of proceeds from the issuance of common shares and debt borrowings.

On March 19, 2024, we issued $90 million, 7.69% senior unsecured notes due March 19, 2027 and $150 million, 7.78% senior unsecured notes due March 19, 2029.
Equity
At the Effective Time of the Merger, common shares of beneficial interest, par value $0.001 per share, of Private BDC outstanding immediately prior to the Effective Time were converted into a number of TCAP Common Shares equal to a ratio of one to one. As a result, TCAP issued an aggregate of approximately 20.9 million TCAP Common Shares to former Private BDC shareholders. The TCAP Common Shares issued and outstanding immediately prior to the Effective Time remained outstanding upon the Effective Time and were unaffected by the Merger. As a result, immediately following the Merger, TCAP had approximately 20,945,030 Class I shares outstanding, and no Class S or D shares outstanding.
As of March 31, 2024, the Company had 41,286,216 shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	9,037,566	$229,767
Distributions reinvested	159,741	4,060
Repurchased shares, net of early repurchase reduction	(19,539)	(487)
Net increase (decrease)	9,177,768	$233,340

	Three Months Ended March 31, 2024
	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	615,766	$15,653
Distributions reinvested	28,689	729
Net increase (decrease)	644,455	$16,382

	Three Months Ended March 31, 2024
	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	24,776	$630
Net increase (decrease)	25,563	$650

	Three Months Ended March 31, 2023
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	305,392	$7,815
Net increase (decrease)	305,392	$7,815

Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for the common shares during the three months ended March 31, 2024:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2024	$25.43	$25.43	$25.43
February 29, 2024	$25.43	$25.43	$25.43
March 31, 2024	$25.40	$25.40	$25.40

Dividends
We plan to make monthly dividends at the Board’s discretion, starting with the first monthly distribution declared in March 2023. The following table reflects dividends declared on common shares during the three months ended March 31, 2024:

For the Three Months Ended March 31, 2024
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2300	$7,355
February 26, 2024	February 29, 2024	March 31, 2024	$0.2300	$7,809
March 28, 2024	March 31, 2024	April 30, 2024	$0.2300	$9,064

For the Three Months Ended March 31, 2024
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2246	$329
February 26, 2024	February 29, 2024	March 31, 2024	$0.2250	$363
March 28, 2024	March 31, 2024	April 30, 2024	$0.2246	$410

For the Three Months Ended March 31, 2024
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2246	$3
February 26, 2024	February 29, 2024	March 31, 2024	$0.2250	$11
March 28, 2024	March 31, 2024	April 30, 2024	$0.2246	$12

The following table reflects dividends declared on common shares for the three months ended March 31, 2023:

For the Three Months Ended March 31, 2023
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
March 27, 2023	March 31, 2023	April 28, 2023	$0.1800	$3,825

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

All of the dividends declared for the three months ended March 31, 2024 and 2023 and were derived from ordinary income, as determined on a tax basis. Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

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

The following table presents the share repurchases completed during the three months ended March 31, 2024:

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
January 30, 2024	19,539	0.1%	$25.43	December 31, 2023	$487	0
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction.
(3) All repurchases were satisfied in full.

During the three months ended March 31, 2023, no shares were repurchased.

Debt
In accordance with the 1940 Act, we can borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations.
For the three months ended March 31, 2024 and 2023, the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Interest expense	$14,055	$7,254
Amortization of deferred financing costs	630	438
Change in unrealized from interest rate swaps designated for hedging (Note 6)	773	—
Total interest expense	$15,458	$7,692
Average interest rate	7.87%	7.10%
Average daily borrowings	$665,103	$358,600
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
From time to time, the Transferor expects to sell and/or contribute certain investments to the MSPV Borrower. Proceeds from the MSPV Credit Facility will be used to finance the origination and acquisition of loans by the MSPV Borrower, including the purchase of such assets from the Transferor. The Company retains a residual interest in assets contributed to or acquired by the MSPV Borrower through its ownership of the MSPV Borrower. The MSPV Borrower is subject to meet financial covenants under the MSPV Credit Facility agreement. As of March 31, 2024 and December 31, 2023, the MSPV Borrower was in compliance with all such covenants.

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

The ASPV Credit Facility is secured by all of the assets of the ASPV Borrower and a pledge of equity interests in the ASPV Borrower. The ASPV Borrower is subject to meet financial covenants under the ASPV Credit Facility agreement. As of March 31, 2024 and December 31, 2023, the ASPV Borrower was in compliance with all such covenants.

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

The Truist Credit Facility is guaranteed by Twin Brook Capital Funding XXXIII, LLC (the “Guarantor”), a direct and wholly owned subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future. The Truist Credit Facility is secured by all assets of the Company and the Guarantor. The Company is subject to financial covenants under the Truist Credit Facility agreement. As of March 31, 2024 and December 31, 2023, the Company was in compliance with all such covenants.

As of March 31, 2024, there are approximately $205.0 million in borrowings outstanding on the ASPV Credit Facility, $350.3 million borrowings outstanding on the MSPV Credit Facility and $36.0 million in borrowings outstanding on the Truist Credit Facility. Borrowings under the Company’s facilities are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of March 31, 2024 and December 31, 2023, the asset coverage ratio was 226.2% and 224.2%, respectively.

Private Placement Notes

On March 19, 2024, the Company entered into a Note Purchase Agreement, governing the issuance of $90,000,000 aggregate principal amount of 7.69% Series A Senior Notes, Tranche A, due March 19, 2027 (the “Tranche A Notes”) and $150,000,000 aggregate principal amount of 7.78% Series A Senior Notes, Tranche B, due March 19, 2029 (the “Tranche B Notes”), to qualified institutional investors in a private placement. The Tranche A Notes and the Tranche B Notes bear interest at a rate equal to 7.69% per annum and 7.78% per annum, respectively. The Tranche A Notes and the Tranche B Notes are guaranteed by Twin Brook Capital Funding XXXIII, LLC, a subsidiary of the Company.

Interest on the Tranche A Notes and the Tranche B Notes will be due semiannually on March 19 and September 19 of each year, beginning on September 19, 2024. The Tranche A Notes and the Tranche B Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the Tranche A Notes and the Tranche B Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Tranche A Notes and the Tranche B Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured and unsubordinated indebtedness issued by the Company.

In connection with the Tranche A Notes and the Tranche B Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the Tranche A Notes and the Tranche B Notes in a qualifying hedge accounting relationship.

As of March 31, 2024, the Company was in compliance with all covenants and other requirements of each of the Tranche A Notes and Tranche B Notes.
Total debt consisted of the following as of March 31, 2024:

	As of March 31, 2024
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value(2)	Assets Pledged as Collateral(3)
ASPV Credit Facility	$300,000	$205,000	$14,402	$205,000	$329,826
MSPV Credit Facility	500,000	350,300	23,843	350,300	603,319
Truist Credit Facility	330,000	36,000	226,959	36,000	835,043
Tranche A Notes	90,000	90,000	—	90,000	—
Tranche B Notes	150,000	150,000	—	150,000	—
Total debt	$1,370,000	$831,300	$265,204	$831,300	$1,768,188
(1)The amount available reflects any limitations related to the facilities borrowing bases.
(2)Carrying value is inclusive of adjustments for the change in fair value of the effective hedge relationship
(3)Fair market value of the assets held as collateral in the respective credit facility.

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

As of March 31, 2024 and December 31, 2023, the Company did not have borrowings under Short-Term Financing Transactions with a third party.
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

As of March 31, 2024 and December 31, 2023, we had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate principal amount of $440,799 million and $324,051 million, respectively.
We seek to carefully manage our unfunded portfolio company commitments for purposes of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage ratio, to cover any outstanding portfolio company unfunded commitments we are required to fund.
Contractual Obligations
A summary of our contractual payment obligations under our borrowing arrangements as of March 31, 2024 is as follows:

	Payment Due by Period
(Amounts in millions)	Total	Less than 1 year	1-3	3-5	More than 5 years
ASPV Credit Facility	$205.0	$—	$—	$205.0	$—
MSPV Credit Facility	$350.3	$—	$—	$350.3	$—
Truist Credit Facility	$36.0	$—	$—	$36.0	$—
Tranche A Notes	$90.0	$—	$90.0	$—	$—
Tranche B Notes	$150.0	$—	$—	$150.0	$—
Total	$831.3	$—	$90.0	$741.3	$—
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
Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024, and elsewhere in our filings with the SEC. There have been no significant changes this quarter in our critical accounting policies and practices.
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

As of March 31, 2024, 99.9% of our debt investments based on fair value in our portfolio were at floating rates. Our credit facilities bear interest at floating rates with no interest rate floor. Our unsecured notes, which bear interest at fixed rates, are hedged by fixed to floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to Term SOFR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$36.1	$11.8	$24.3
Up 100 basis points	$18.0	$5.9	$12.1
Down 100 basis points	$(18.0)	$(5.9)	$(12.1)
Down 200 basis points	$(36.0)	$(11.8)	$(24.2)
To a limited extent, we may in the future hedge against interest rate fluctuations by using hedging instruments such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 21, 2024 which could materially affect our business, financial condition and/or operating results. The risks are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.In addition to other information set forth in this report, you should carefully consider the information regarding repurchases discussed in Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Share Repurchase Plan”, herein.

The following table sets forth information regarding repurchases of our Common Shares pursuant to a tender offer during the quarter ended March 31, 2024 (dollar amounts in thousands, except per share amounts).

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
January 30, 2024	19,539	0.1%	$25.43	December 31, 2023	$487	0

(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction.
(3) All repurchases were satisfied in full.

During the three months ended March 31, 2023, no shares were repurchased.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the fiscal quarter ended March 31, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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
10.1
Note Purchase Agreement, dated as of March 19, 2024, by and among AG Twin Brook Capital Income Fund and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2024)

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

AG Twin Brook Capital Income Fund

May 10, 2024	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer
(Principal Executive Officer)

May 10, 2024	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)