Form 10-Q
period 2024-06-30
AG Twin Brook Capital Income Fund
filed 2024-08-13
CIK 1913724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes ☐ No ☒
The number of shares of the Registrant’s common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding as of August 12, 2024 was 48,864,277, 2,688,101 and 33,149 of Class I, Class S and Class D Common Shares, respectively. Common Shares outstanding exclude August 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $2,268,659 and $1,344,384, respectively)	$2,266,894	$1,343,705
Non-controlled/affiliated investments at fair value (amortized cost of $64,345 and $50,235, respectively)	69,913	54,714
Cash and cash equivalents (restricted cash of $33,809 and $30,496 as of June 30, 2024 and December 31, 2023, respectively)	178,510	62,706
Deferred financing costs	16,210	9,796
Interest receivable	11,236	6,011
Other assets	1,340	—
Deferred offering costs	1,198	1,068
Prepaid expenses	—	413
Total assets	$2,545,301	$1,478,413
Liabilities
Debt (Note 5)	1,228,874	643,000
Dividend payable	11,567	17,913
Interest payable	8,687	7,824
Income incentive fee payable	4,807	2,794
Management fees payable	3,437	2,329
Accrued expenses and other liabilities payable to affiliate	1,812	2,424
Deferred tax liability	1,587	1,371
Deferred income	1,471	1,367
Unrealized loss on derivative contracts	1,341	44
Capital gains incentive fee payable	551	496
Total liabilities	$1,264,134	679,562
Commitments and contingencies (Note 8)
Net assets
Common shares $0.001 par value, unlimited shares authorized; 50,347,937 and 31,438,430 shares issued and outstanding, respectively	$50	$31
Additional paid-in-capital	1,271,392	794,767
Total distributable earnings (loss)	9,725	4,053
Total net assets	1,281,167	798,851
Total liabilities and net assets	$2,545,301	$1,478,413
Net asset value per share	$25.45	$25.41

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
Net Asset Value per Share
Class I Shares:
Net assets	$1,215,466	$768,513
Common shares $0.001 par value, unlimited shares authorized	47,765,958	30,244,520
Net asset value per share	$25.45	$25.41
Class S Shares:
Net assets	$64,962	$30,015
Common shares $0.001 par value, unlimited shares authorized	2,552,923	1,181,210
Net asset value per share	$25.45	$25.41
Class D Shares:
Net assets	$739	$323
Common shares $0.001 par value, unlimited shares authorized	29,056	12,700
Net asset value per share	$25.45	$25.41
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$60,839	$28,253	$107,587	$52,350
Payment-in-kind interest	471	59	1,278	101
Other	2,409	331	3,616	1,259
Total investment income from non-controlled, non-affiliated investments:	63,719	28,643	112,481	53,710
Total investment income	63,719	28,643	112,481	53,710
Expenses
Interest	$19,669	$9,625	$35,127	$17,317
Income incentive fees(1)	4,807	1,915	8,390	3,585
Management fees(1)	3,437	1,770	6,084	3,410
Professional fees	531	721	1,085	1,273
Offering costs	377	836	716	1,618
Other	458	357	618	643
Insurance fees	308	23	461	112
Accounting fees	141	114	310	272
Administrative fees(1)	363	321	595	1,072
Distribution and shareholder servicing fees:
Class S	123	—	211	—
Class D	1	—	1	—
Trustees' fees	45	45	90	89
Capital gains incentive fees(1)	62	209	55	543
Organizational costs	—	—	—	528
Total expenses	30,322	15,936	53,743	30,462
Distribution and shareholder servicing fees waived	(87)	—	(149)	—
Net expenses	30,235	15,936	53,594	30,462
Net investment income (loss) before taxes	$33,484	$12,707	$58,887	$23,248
Deferred federal tax provision(2)	(95)	346	216	$924
Current federal tax(2)	32	—	32	$—
Net investment income (loss) after taxes	$33,547	$12,361	$58,639	$22,324
Net realized and change in unrealized gain (loss) on investment transactions
Net realized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	230	—	230	(18)
Non-controlled, affiliated investments	35	—	35	—
Foreign currency forward contracts	46	—	14	—
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	729	29	(1,086)	199
Non-controlled, affiliated investments	(510)	1,644	1,089	4,165
Foreign currency forward contracts	(30)	—	37	—
The accompanying notes are an integral part of these consolidated financial statements.

Total net realized and change in unrealized gain (loss) on investment transactions	500	1,673	319	4,346
Net increase (decrease) in net assets resulting from operations	$34,047	$14,034	$58,958	$26,670

(1)Refer to Note 6 - Agreements and Related Party Transactions
(2)Related to the Company’s wholly-owned, consolidated subsidiaries, Twin Brook Equity XVIII Corp. and Twin Brook Equity XXXIII Corp., which are treated as corporations for United States federal income tax purposes
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$33,547	$12,361	$58,639	$22,324
Net realized gain (loss)	311	—	279	(18)
Net change in unrealized gain (loss)	189	1,673	40	4,364
Net increase (decrease) in net assets resulting from operations	34,047	14,034	58,958	26,670
Dividends
Class I	(30,490)	(12,295)	(54,718)	(16,120)
Class S	(1,545)	—	(2,647)	—
Class D	(26)	—	(52)	—
Net increase (decrease) in net assets resulting from dividends	(32,061)	(12,295)	(57,417)	(16,120)
Capital share transactions
Class I
Proceeds from shares sold	206,631	49,325	436,398	57,140
Share transfers between classes	495	—	495	—
Distributions reinvested	5,020	284	9,080	284
Repurchased shares, net of early repurchase deduction	—	—	(487)	—
Class S
Proceeds from shares sold	17,811	—	33,464	—
Share transfers between classes	(105)	—	(105)	—
Distributions reinvested	785	—	1,514	—
Repurchased shares, net of early repurchase deduction	—	—	—	—
Class D
Proceeds from shares sold	141	—	771	—
Share transfers between classes	(390)	—	(390)	—
Distributions reinvested	15	—	35	—
Repurchased shares, net of early repurchase deduction	—	—	—	—
Net increase (decrease) in net assets resulting from capital share transactions	230,403	49,609	480,775	57,424
Total increase (decreases) in net assets	232,389	51,348	482,316	67,974
Net assets, at beginning of period	1,048,778	545,521	798,851	528,895
Net assets, at end of period	$1,281,167	$596,869	$1,281,167	$596,869
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$58,958	$26,670
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(265)	18
Net realized (gain) loss on foreign currency forward contracts	(14)	—
Net change in unrealized (appreciation) depreciation on investments	(3)	(4,364)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(37)	—
Net accretion on debt instruments	(5,053)	(2,186)
Net paydown gain on debt instruments	(861)	(359)
Interest received in-kind	(1,278)	(59)
Purchases and drawdowns of investments	(1,066,731)	(253,754)
Proceeds from sales and paydowns of investments	135,803	100,849
Net settlements on derivative contracts	14	—
Amortization of deferred financing costs	1,424	867
Amortization of deferred offering costs	497	1,618
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(5,225)	2,221
(Increase) decrease in other assets	(1,340)	—
(Increase) decrease in prepaid expenses	413	100
Increase (decrease) in interest payable	863	1,424
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	(612)	326
Increase (decrease) in income incentive fees payable	2,013	503
Increase (decrease) in management fees payable	1,108	373
Increase (decrease) in deferred tax liability	216	924
Increase (decrease) in deferred income	104	(105)
Increase (decrease) in capital gains incentive fees payable	55	544
Increase (decrease) in due to affiliate	—	(188)
Net cash used in operating activities	(879,951)	(124,578)
Cash flows from financing activities
Dividends paid	(53,134)	(27,370)
Payments for repurchase of common shares	(487)	—
Proceeds from issuance of common shares	470,633	57,140
Borrowings on debt	1,309,408	230,400
Payments on debt	(722,200)	(130,400)
Payments for deferred financing costs	(7,838)	(150)
Payments for deferred offering costs	(627)	(2,245)
Net cash provided by financing activities	995,755	127,375
Net change in cash	115,804	2,797
The accompanying notes are an integral part of these consolidated financial statements.

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash and restricted cash
Cash and restricted cash, beginning of period	62,706	38,509
Cash and restricted cash, end of period	$178,510	$41,306

Supplemental and non-cash information
Distributions reinvested	$10,629	$284
Cash paid during the period for interest	$32,033	$15,026
Dividends payable	$11,567	$4,173
The following table provides a reconciliation of cash and restricted cash reported within the consolidated statements of assets and liabilities:
Cash	$144,701	$15,350
Restricted cash	33,809	25,956
Total cash and restricted cash	$178,510	$41,306

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt
Aerospace and defense
Mattco Forge, Inc (6)	First lien senior secured revolving loan	S +	4.75%	10.23%	12/6/2024	$506	$(2)	$(2)	0.00%
Mattco Forge, Inc	First lien senior secured term loan	S +	4.75%	10.23%	1/6/2025	2,064	2,055	2,057	0.16%
							2,053	2,055	0.16%
Air freight and logistics
Load One Purchaser Corporation (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.60%	6/21/2028	$6,230	$(77)	$(75)	(0.01)%
Load One Purchaser Corporation (6)	First lien senior secured revolving loan	S +	6.00%	11.60%	6/21/2028	3,557	(46)	(42)	0.00%
Load One Purchaser Corporation	First lien senior secured term loan	S +	6.00%	11.60%	6/21/2028	14,072	13,870	13,886	1.07%
Zipline Logistics, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.59%	9/19/2027	4,527	(67)	(62)	0.00%
Zipline Logistics, LLC	First lien senior secured revolving loan	S +	6.00%	11.72%	9/19/2027	1,687	751	753	0.06%
Zipline Logistics, LLC	First lien senior secured term loan	S +	6.00%	11.59%	9/19/2027	6,820	6,709	6,716	0.52%
							21,140	21,176	1.64%
Auto components
A.P.A. Industries, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.46%	1/10/2028	$1,523	$(27)	$(25)	0.00%
A.P.A. Industries, LLC	First lien senior secured term loan	S +	6.00%	11.46%	1/10/2028	8,891	8,725	8,733	0.68%
AvCarb, LLC	First lien senior secured delayed draw term loan	S +	2.00% + 5.00% PIK	12.60%	11/12/2026	238	235	230	0.02%
AvCarb, LLC (6)	First lien senior secured revolving loan	S +	2.00% + 5.00% PIK	12.60%	11/12/2026	38	—	(1)	0.00%
AvCarb, LLC	First lien senior secured term loan	S +	2.00% + 5.00% PIK	12.60%	11/12/2026	508	503	491	0.04%
Bestop, Inc (6)	First lien senior secured delayed draw term loan	S +	5.25%	10.58%	3/29/2029	6,774	(129)	(102)	(0.01)%
Bestop, Inc (6)	First lien senior secured revolving loan	S +	5.25%	10.58%	3/29/2029	7,081	(135)	(106)	(0.01)%
Bestop, Inc	First lien senior secured term loan	S +	5.25%	10.58%	3/29/2029	44,247	43,400	43,584	3.39%
Certified Collision Group Acquisition Corp (6)	First lien senior secured revolving loan	S +	5.00%	10.33%	5/17/2027	19	—	—	0.00%
Certified Collision Group Acquisition Corp	First lien senior secured term loan	S +	5.00%	10.33%	5/17/2027	419	416	414	0.03%
Raneys, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.10%	6/7/2027	4,842	1,268	1,278	0.10%
Raneys, LLC	First lien senior secured revolving loan	S +	6.50%	12.11%	6/7/2027	1,560	1,257	1,257	0.10%
Raneys, LLC	First lien senior secured term loan	S +	6.50%	12.10%	6/7/2027	9,251	9,105	9,118	0.71%
Vehicle Accessories, Inc	First lien senior secured revolving loan	S +	5.25%	10.71%	11/30/2026	877	47	47	0.00%
Vehicle Accessories, Inc	First lien senior secured term loan	S +	5.25%	10.71%	11/30/2026	11,296	11,163	11,155	0.87%
							75,828	76,073	5.92%
Chemicals
AM Buyer, LLC	First lien senior secured revolving loan	S +	6.75%	12.34%	5/1/2025	$111	$16	$16	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
AM Buyer, LLC	First lien senior secured term loan	S +	6.75%	12.35%	5/1/2025	462	462	461	0.04%
Answer Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.48%	12/30/2026	759	(10)	(8)	0.00%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	11.48%	12/30/2026	12,502	12,286	12,378	0.97%
Custom Agronomics Holdings, LLC	First lien senior secured revolving loan	S +	6.50%	11.96%	8/30/2027	2,357	359	359	0.03%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	12.10%	8/30/2027	2,530	2,494	2,494	0.19%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	11.96%	8/30/2027	4,103	4,041	4,045	0.32%
Polycorp Ltd (6)	First lien senior secured delayed draw term loan	S +	5.75%	11.09%	1/24/2030	14,860	(138)	(108)	(0.01)%
Polycorp Ltd (6)	First lien senior secured revolving loan	S +	5.75%	11.09%	1/24/2030	3,723	(69)	(63)	—%
Polycorp Ltd	First lien senior secured term loan	S +	5.75%	11.09%	1/24/2030	18,146	17,862	17,831	1.39%
Teel Plastics, LLC (6)	First lien senior secured revolving loan	P +	4.00%	12.50%	1/24/2025	324	—	—	0.00%
Teel Plastics, LLC	First lien senior secured term loan	S +	5.00%	10.46%	1/24/2025	1,760	1,760	1,758	0.14%
USALCO, LLC	First lien senior secured revolving loan	S +	6.00%	11.46%	10/19/2026	100	41	41	—%
USALCO, LLC	First lien senior secured term loan	S +	6.00%	11.60%	10/19/2027	2,532	2,519	2,521	0.20%
							41,623	41,725	3.27%
Commercial services and supplies
Alliance Environmental Group, LLC	First lien senior secured delayed draw term loan	S +	6.00% PIK	11.60%	12/30/2027	$56	$55	$50	0.00%
Alliance Environmental Group, LLC	First lien senior secured revolving loan	S +	6.00%	11.60%	12/30/2027	38	25	21	—%
Alliance Environmental Group, LLC	First lien senior secured term loan	S +	6.00% PIK	11.60%	12/30/2027	2,217	2,180	2,001	0.16%
Edko Acquisition, LLC (9)	First lien senior secured revolving loan	S +	6.00%	11.60%	6/25/2026	38	11	11	0.00%
Edko Acquisition, LLC	First lien senior secured term loan	S +	6.00%	11.60%	6/25/2026	1,114	1,105	1,102	0.09%
Franchise Fastlane, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.69%	5/2/2027	15	—	—	0.00%
Franchise Fastlane, LLC	First lien senior secured term loan	S +	5.25%	10.71%	5/2/2027	1,121	1,112	1,109	0.09%
Gold Medal Holdings, Inc (6)	First lien senior secured delayed draw term loan	S +	5.75%	11.08%	3/17/2027	2,831	(28)	(28)	0.00%
Gold Medal Holdings, Inc (10)	First lien senior secured revolving loan	S +	5.75%	11.09%	3/17/2027	1,444	178	178	0.01%
Gold Medal Holdings, Inc	First lien senior secured term loan	S +	5.75%	11.08%	3/17/2027	12,148	12,029	12,027	0.94%
Green Monster Acquisition, LLC	First lien senior secured revolving loan	S +	6.00%	11.61%	12/28/2026	38	37	37	0.00%
Green Monster Acquisition, LLC	First lien senior secured term loan	S +	6.00%	11.61%	12/28/2026	1,151	1,143	1,139	0.09%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.71%	3/31/2028	448	441	446	0.03%
HLSG Intermediate, LLC	First lien senior secured revolving loan	S +	6.25%	11.71%	3/31/2028	60	43	43	0.00%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	6.25%	11.71%	3/31/2028	1,631	1,616	1,621	0.13%
Industrial Air Flow Dynamics, Inc (6)	First lien senior secured revolving loan	S +	6.25%	11.73%	8/5/2028	2,537	(35)	(32)	0.00%
Industrial Air Flow Dynamics, Inc	First lien senior secured term loan	S +	6.25%	11.73%	8/5/2028	18,521	18,257	18,286	1.43%
Nimlok Company, LLC (6)(11)	First lien senior secured revolving loan	S +	5.50%	11.10%	11/27/2024	320	(2)	(2)	0.00%
Nimlok Company, LLC	First lien senior secured term loan	S +	5.50%	11.10%	11/27/2025	1,868	1,860	1,856	0.14%
Nimlok Company, LLC	First lien senior secured term loan	S +	5.50%	11.09%	11/27/2025	3,857	3,833	3,832	0.30%
PRA Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.98%	5/12/2028	56	(1)	(1)	0.00%
PRA Acquisition, LLC	First lien senior secured term loan	S +	6.50%	11.98%	5/12/2028	604	592	591	0.05%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Quality Liaison Services of North America, Inc (6)	First lien senior secured revolving loan	S +	6.00%	11.48%	5/2/2028	1,629	(31)	(30)	0.00%
Quality Liaison Services of North America, Inc	First lien senior secured term loan	S +	6.00%	11.48%	5/2/2028	12,628	12,381	12,393	0.97%
Steel City Wash, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.60%	12/27/2026	141	140	140	0.01%
Steel City Wash, LLC	First lien senior secured revolving loan	S +	6.00%	11.60%	12/27/2026	38	21	21	0.00%
Steel City Wash, LLC	First lien senior secured term loan	S +	6.00%	11.60%	12/27/2026	5,585	5,544	5,543	0.43%
							62,506	62,354	4.87%
Construction and engineering
BCI Burke Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	11.10%	12/14/2027	$126	$19	$19	0.00%
BCI Burke Holding Corp (6)	First lien senior secured revolving loan	S +	5.50%	11.10%	12/14/2027	79	(1)	(1)	0.00%
BCI Burke Holding Corp	First lien senior secured term loan	S +	5.50%	11.10%	12/14/2027	729	726	724	0.06%
CPS HVAC Group, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.35%	12/15/2026	34	33	32	0.00%
CPS HVAC Group, LLC	First lien senior secured revolving loan	P +	5.75%	12.48%	12/15/2026	38	28	27	0.00%
CPS HVAC Group, LLC	First lien senior secured term loan	S +	6.75%	12.35%	12/15/2026	268	262	255	0.02%
Domino Equipment Company, LLC	First lien senior secured revolving loan	S +	6.50%	12.10%	4/1/2026	79	46	15	0.00%
Domino Equipment Company, LLC	First lien senior secured term loan	S +	6.25% + 0.25% PIK	12.10%	4/1/2026	506	500	303	0.02%
Highland Acquisition, Inc	First lien senior secured revolving loan	S +	5.25%	10.71%	3/9/2027	1,364	1,005	1,005	0.08%
Highland Acquisition, Inc	First lien senior secured term loan	S +	5.25%	10.71%	3/9/2027	3,255	3,214	3,213	0.25%
Ironhorse Purchaser, LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.59%	9/30/2027	9,272	9,153	9,160	0.71%
Ironhorse Purchaser, LLC (12)	First lien senior secured revolving loan	S +	5.25%	10.59%	9/30/2027	5,813	1,944	1,964	0.15%
Ironhorse Purchaser, LLC	First lien senior secured term loan	S +	5.25%	10.59%	9/30/2027	30,146	29,726	29,766	2.31%
Rose Paving, LLC	First lien senior secured revolving loan	S +	5.50%	11.05%	11/7/2028	5,055	4,244	4,251	0.33%
Rose Paving, LLC	First lien senior secured term loan	S +	5.50%	10.94%	11/7/2028	19,133	18,775	18,806	1.47%
							69,674	69,539	5.40%
Containers and packaging
Bulk Lift International, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.85%	11/15/2027	$127	$125	$124	0.01%
Bulk Lift International, LLC	First lien senior secured revolving loan	S +	6.25%	11.70%	11/15/2027	1,801	96	95	0.01%
Bulk Lift International, LLC	First lien senior secured term loan	S +	6.25%	11.85%	11/15/2027	8,166	8,002	8,012	0.63%
Innovative FlexPak, LLC (8)	First lien senior secured revolving loan	P +	7.00%	13.60%	1/23/2025	627	419	296	0.02%
Innovative FlexPak, LLC (8)	First lien senior secured term loan	S +	7.00%	12.46%	1/23/2025	2,616	2,274	1,758	0.14%
Innovative FlexPak, LLC (8)	First lien senior secured term loan	20.0% PIK		20.00%	1/23/2025	665	567	447	0.03%
Johns Byrne LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.33%	8/31/2029	2,578	(55)	(52)	0.00%
Johns Byrne LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.33%	8/31/2029	1,460	(31)	(30)	0.00%
Johns Byrne LLC	First lien senior secured term loan	S +	6.00%	11.33%	8/31/2029	9,595	9,385	9,394	0.73%
K-1 Packaging Group LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.85%	10/6/2027	6,748	(110)	(104)	(0.01)%
K-1 Packaging Group LLC	First lien senior secured term loan	S +	6.25%	11.85%	10/6/2027	31,246	30,672	30,720	2.39%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
MRC Keeler Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.00% + 0.50% PIK	11.98%	12/4/2025	4	4	4	0.00%
MRC Keeler Acquisition LLC (6)	First lien senior secured revolving loan	S +	6.00% + 0.50% PIK	11.98%	12/4/2025	150	(1)	(8)	0.00%
MRC Keeler Acquisition LLC	First lien senior secured term loan	S +	6.00% + 0.50% PIK	11.98%	12/4/2025	906	899	858	0.07%
Sixarp, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	11.35%	8/5/2027	3,180	(39)	(36)	0.00%
Sixarp, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.35%	8/5/2027	3,732	(46)	(43)	0.00%
Sixarp, LLC	First lien senior secured term loan	S +	5.75%	11.35%	8/5/2027	19,527	19,247	19,271	1.49%
Vanguard Packaging, LLC (6)	First lien senior secured revolving loan	S +	5.00%	10.60%	8/9/2026	4,408	(30)	(30)	0.00%
Vanguard Packaging, LLC	First lien senior secured term loan	S +	5.00%	10.60%	8/9/2026	10,258	10,191	10,181	0.79%
							81,569	80,857	6.30%
Distributors
RTP Acquisition, LLC	First lien senior secured revolving loan	S +	6.75%	12.21%	8/17/2026	$38	$37	$36	0.00%
RTP Acquisition, LLC	First lien senior secured term loan	S +	6.50%	12.34%	8/17/2026	2,707	2,670	2,626	0.20%
							2,707	2,662	0.20%
Diversified consumer services
50Floor, LLC	First lien senior secured revolving loan	S +	7.75%	13.23%	12/31/2025	$199	$145	$119	0.01%
50Floor, LLC	First lien senior secured term loan	S +	7.75%	13.23%	12/31/2026	987	978	857	0.07%
ACES Intermediate, Inc (6)	First lien senior secured revolving loan	S +	5.50%	10.96%	7/27/2027	7,114	(87)	(80)	(0.01)%
ACES Intermediate, Inc	First lien senior secured term loan	S +	5.50%	10.96%	7/27/2027	30,543	30,136	30,161	2.35%
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.74%	4/25/2028	7,234	5,507	5,514	0.43%
CL Services Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.73%	4/25/2028	8,474	(163)	(173)	(0.01)%
CL Services Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.73%	4/25/2028	1,629	(35)	(33)	—%
CL Services Acquisition, LLC	First lien senior secured term loan	S +	6.25%	11.73%	4/25/2028	10,170	9,935	9,948	0.78%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.98%	12/30/2027	7,373	5,688	5,712	0.45%
Esquire Deposition Solutions, LLC	First lien senior secured revolving loan	S +	6.50%	11.98%	12/30/2027	2,162	1,612	1,624	0.13%
Esquire Deposition Solutions, LLC	First lien senior secured term loan	S +	6.50%	11.98%	12/30/2027	15,815	15,478	15,573	1.22%
Home Brands Group Holdings, Inc (6)	First lien senior secured revolving loan	S +	4.75%	10.19%	11/8/2026	48	—	—	0.00%
Home Brands Group Holdings, Inc	First lien senior secured term loan	S +	4.75%	10.19%	11/8/2026	1,628	1,618	1,613	0.13%
HTI Intermediate, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	10.35%	3/1/2030	2,354	(22)	(18)	0.00%
HTI Intermediate, LLC	First lien senior secured revolving loan	S +	5.00%	10.34%	3/1/2030	1,573	285	287	0.02%
HTI Intermediate, LLC	First lien senior secured term loan	S +	5.00%	10.35%	3/1/2030	5,085	4,985	4,996	0.39%
ISSA, LLC	First lien senior secured revolving loan	S +	6.25%	11.85%	3/1/2027	131	80	80	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
ISSA, LLC	First lien senior secured term loan	S +	6.25%	11.85%	3/1/2027	1,848	1,829	1,827	0.14%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.85%	12/29/2026	87	86	86	0.01%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.84%	12/29/2026	7,049	3,433	3,477	0.27%
Juniper Landscaping Holdings LLC (6)(13)	First lien senior secured revolving loan	S +	6.25%	11.92%	12/29/2026	820	(13)	(8)	0.00%
Juniper Landscaping Holdings LLC	First lien senior secured term loan	S +	6.25%	11.85%	12/29/2026	3,017	2,980	2,987	0.23%
Lawn Care Holdings Purchaser, Inc	First lien senior secured delayed draw term loan	P +	5.50%	11.99%	10/24/2028	4,589	4,470	4,474	0.35%
Lawn Care Holdings Purchaser, Inc (6)	First lien senior secured revolving loan	P +	5.50%	11.99%	10/24/2028	828	(22)	(21)	0.00%
Lawn Care Holdings Purchaser, Inc	First lien senior secured term loan	S +	6.50%	11.98%	10/24/2028	2,902	2,819	2,827	0.22%
PPW Acquisition, LLC	First lien senior secured revolving loan	P +	5.75%	12.62%	9/30/2026	38	12	11	0.00%
PPW Acquisition, LLC	First lien senior secured term loan	S +	4.25% + 2.50% PIK	12.08%	9/30/2026	608	595	571	0.04%
Premier Early Childhood Education Partners LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.21%	11/22/2028	10,963	6,752	6,765	0.53%
Premier Early Childhood Education Partners LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.21%	11/22/2028	1,380	(30)	(29)	0.00%
Premier Early Childhood Education Partners LLC	First lien senior secured term loan	S +	5.75%	11.21%	11/22/2028	8,271	8,086	8,097	0.63%
TSR Concrete Coatings, LLC	First lien senior secured revolving loan	P +	5.00%	12.10%	9/22/2028	1,534	964	966	0.08%
TSR Concrete Coatings, LLC	First lien senior secured term loan	S +	6.00%	11.48%	9/22/2028	6,179	6,044	6,050	0.47%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.10%	3/23/2026	1,614	1,381	1,377	0.11%
United Land Services Opco Parent, LLC	First lien senior secured revolving loan	S +	6.50%	12.10%	3/23/2026	150	108	108	0.01%
United Land Services Opco Parent, LLC	First lien senior secured term loan	S +	6.50%	12.10%	3/23/2026	354	351	350	0.03%
Yard-Nique, Inc	First lien senior secured delayed draw term loan	S +	6.00%	11.48%	4/30/2026	6,228	1,876	1,878	0.15%
Yard-Nique, Inc	First lien senior secured revolving loan	S +	5.00%	10.48%	4/30/2026	1,947	519	532	0.04%
Yard-Nique, Inc	First lien senior secured term loan	S +	6.00%	11.48%	4/30/2026	7,036	6,980	6,985	0.55%
							125,360	125,490	9.83%
Electrical equipment
AEP Passion Intermediate Holdings, Inc	First lien senior secured delayed draw term loan	S +	6.50%	11.98%	10/5/2027	$70	$69	$69	0.01%
AEP Passion Intermediate Holdings, Inc	First lien senior secured revolving loan	P +	5.50%	12.72%	10/5/2027	48	38	38	—%
AEP Passion Intermediate Holdings, Inc	First lien senior secured term loan	S +	6.50%	12.04%	10/5/2027	1,262	1,240	1,236	0.10%
BPCP NSA Intermedco, Inc	First lien senior secured delayed draw term loan	S +	5.00%	10.33%	5/17/2030	12,284	1,738	1,752	0.14%
BPCP NSA Intermedco, Inc (6)	First lien senior secured revolving loan	S +	5.00%	10.33%	5/17/2030	5,930	(88)	(88)	(0.01)%
BPCP NSA Intermedco, Inc	First lien senior secured term loan	S +	5.00%	10.33%	5/17/2030	35,189	34,669	34,666	2.70%
WCI Volt Purchaser, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.69%	9/15/2028	2,249	(32)	(29)	0.00%
WCI Volt Purchaser, LLC	First lien senior secured term loan	S +	5.25%	10.71%	9/15/2028	9,079	8,942	8,954	0.70%
							46,576	46,598	3.64%
Electronic equipment, instruments and components
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Advanced Lighting Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.21%	11/22/2025	$324	$—	$—	0.00%
Advanced Lighting Acquisition, LLC	First lien senior secured term loan	S +	5.75%	11.21%	11/22/2025	1,132	1,133	1,131	0.09%
ITSavvy LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.73%	8/8/2028	617	380	380	0.03%
ITSavvy LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.75%	8/8/2028	1,778	(12)	(10)	0.00%
ITSavvy LLC	First lien senior secured term loan	S +	5.25%	10.75%	8/8/2028	11,741	11,658	11,674	0.91%
Nelson Name Plate Company	First lien senior secured delayed draw term loan	S +	5.75%	11.35%	10/18/2026	117	117	116	0.01%
Nelson Name Plate Company	First lien senior secured revolving loan	S +	5.75%	11.29%	10/18/2026	90	8	8	0.00%
Nelson Name Plate Company	First lien senior secured term loan	S +	5.75%	11.35%	10/18/2026	887	882	877	0.07%
							14,166	14,176	1.11%
Food and staples retailing

Ever Fresh Fruit Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.69%	11/17/2028	2,513	(49)	(49)	0.00%
Ever Fresh Fruit Company, LLC	First lien senior secured revolving loan	S +	6.25%	11.69%	11/17/2028	1,380	658	663	0.05%
Ever Fresh Fruit Company, LLC	First lien senior secured term loan	S +	6.25%	11.69%	11/17/2028	7,326	7,154	7,182	0.56%
Mad Rose Company, LLC (6)(14)	First lien senior secured revolving loan	S +	6.25%	11.86%	5/7/2026	395	(4)	(3)	0.00%
Mad Rose Company, LLC	First lien senior secured term loan	S +	6.25%	11.86%	5/7/2026	2,913	2,883	2,886	0.23%
Main Street Gourmet, LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.85%	11/10/2025	41	41	41	0.00%
Main Street Gourmet, LLC	First lien senior secured revolving loan	S +	5.25%	10.86%	11/10/2025	38	11	11	0.00%
Main Street Gourmet, LLC	First lien senior secured term loan	S +	5.25%	10.85%	11/10/2025	1,093	1,090	1,087	0.08%
NutriScience Innovations, LLC (6)(15)	First lien senior secured revolving loan	S +	7.00%	12.60%	4/21/2026	131	(1)	(1)	0.00%
NutriScience Innovations, LLC	First lien senior secured term loan	S +	7.00%	12.60%	4/21/2026	390	388	386	0.03%
Qin's Buffalo, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.33%	5/5/2027	8,017	1,804	1,805	0.14%
Qin's Buffalo, LLC	First lien senior secured revolving loan	S +	6.00%	11.31%	5/5/2027	38	7	7	0.00%
Qin's Buffalo, LLC	First lien senior secured term loan	S +	6.00%	11.33%	5/5/2027	528	521	520	0.04%
SCP Beverage Buyer, LLC	First lien senior secured revolving loan	S +	5.75%	11.21%	11/24/2026	38	28	28	0.00%
SCP Beverage Buyer, LLC	First lien senior secured term loan	S +	5.75%	11.21%	11/24/2026	7,148	7,093	7,070	0.55%
Universal Pure, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.48%	10/31/2028	364	38	38	0.00%
Universal Pure, LLC (16)	First lien senior secured revolving loan	S +	6.00%	11.49%	10/31/2028	7,142	4,679	4,686	0.37%
Universal Pure, LLC	First lien senior secured term loan	S +	6.00%	11.48%	10/31/2028	17,586	17,218	17,229	1.34%
							43,559	43,586	3.39%
Food products
BPCP WLF Intermedco LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.48%	8/19/2027	$5,846	$(73)	$(68)	(0.01)%
BPCP WLF Intermedco LLC	First lien senior secured revolving loan	S +	6.00%	11.49%	8/19/2027	3,383	1,649	1,652	0.13%
BPCP WLF Intermedco LLC	First lien senior secured term loan	S +	6.00%	11.48%	8/19/2027	22,975	22,665	22,691	1.76%
Icelandirect, LLC	First lien senior secured revolving loan	P +	5.00%	12.04%	7/30/2026	38	32	32	0.00%
Icelandirect, LLC	First lien senior secured term loan	S +	6.00%	11.60%	7/30/2026	704	699	697	0.05%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Starwest Botanicals Acquisition, LLC	First lien senior secured revolving loan	S +	5.25%	10.71%	4/30/2027	174	167	160	0.01%
Starwest Botanicals Acquisition, LLC	First lien senior secured term loan	S +	5.25%	10.71%	4/30/2027	795	762	733	0.06%
Sun Orchard, LLC (6)	First lien senior secured revolving loan	S +	5.00%	10.60%	7/8/2027	5,336	(64)	(59)	0.00%
Sun Orchard, LLC	First lien senior secured term loan	S +	5.00%	10.60%	7/8/2027	11,356	11,217	11,221	0.88%
Treat Planet Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.10%	1/11/2028	1,965	(42)	(40)	0.00%
Treat Planet Acquisition, LLC	First lien senior secured term loan	S +	6.50%	12.10%	1/11/2028	7,191	7,030	7,034	0.55%
Westminster Cracker Company, Inc	First lien senior secured revolving loan	S +	6.25%	11.82%	8/30/2026	1,534	88	89	0.01%
Westminster Cracker Company, Inc	First lien senior secured term loan	S +	6.25%	11.75%	8/30/2026	9,595	9,464	9,470	0.74%
							53,594	53,612	4.18%
Gas utilities
Hydromax USA, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.44%	12/30/2026	$110	$107	$109	0.01%
Hydromax USA, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.44%	12/30/2026	228	(7)	(3)	0.00%
Hydromax USA, LLC	First lien senior secured term loan	S +	6.00%	11.44%	12/30/2026	1,197	1,164	1,179	0.09%
							1,264	1,285	0.10%
Health care equipment and supplies
626 Holdings Equity LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.59%	2/14/2028	$223	$221	$220	0.02%
626 Holdings Equity LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.60%	2/14/2028	36	—	(1)	0.00%
626 Holdings Equity LLC	First lien senior secured revolving loan	S +	6.00%	11.60%	2/14/2028	75	59	59	—%
626 Holdings Equity LLC	First lien senior secured term loan	S +	6.00%	11.60%	2/14/2028	870	860	857	0.07%
Alcresta Buyer, Inc (6)	First lien senior secured delayed draw term loan	S +	5.50%	10.85%	3/12/2030	14,036	(267)	(243)	(0.02)%
Alcresta Buyer, Inc (6)	First lien senior secured revolving loan	S +	5.50%	10.85%	3/12/2030	2,761	(52)	(48)	0.00%
Alcresta Buyer, Inc	First lien senior secured term loan	S +	5.50%	10.85%	3/12/2030	13,650	13,382	13,411	1.04%
EMSAR Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.10%	3/30/2026	212	211	210	0.02%
EMSAR Acquisition LLC	First lien senior secured revolving loan	S +	6.50%	12.10%	3/30/2026	134	119	119	0.01%
EMSAR Acquisition LLC	First lien senior secured term loan	S +	6.50%	12.10%	3/30/2026	1,031	1,020	1,021	0.08%
Medical Technology Associates, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.85%	7/25/2028	1,966	(33)	(32)	—%
Medical Technology Associates, LLC	First lien senior secured term loan	S +	6.25%	11.85%	7/25/2028	19,178	18,829	18,869	1.47%
Nasco Healthcare Inc.	First lien senior secured revolving loan	S +	5.75%	11.23%	6/30/2025	3,322	1,062	1,064	0.08%
Nasco Healthcare Inc.	First lien senior secured term loan	S +	5.75%	11.23%	6/30/2025	14,285	14,206	14,221	1.11%
Reliable Medical Supply LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.10%	4/8/2025	141	140	140	0.01%
Reliable Medical Supply LLC	First lien senior secured revolving loan	P +	5.50%	12.10%	4/8/2025	2,013	1,207	1,208	0.09%
Reliable Medical Supply LLC	First lien senior secured term loan	S +	6.50%	12.10%	4/8/2025	2,535	2,519	2,519	0.20%
SCA Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.09%	1/20/2026	277	272	272	0.02%
SCA Buyer, LLC	First lien senior secured revolving loan	S +	6.50%	11.98%	1/20/2026	133	46	45	—%
SCA Buyer, LLC	First lien senior secured term loan	S +	6.50%	12.09%	1/20/2026	2,834	2,772	2,779	0.22%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Spectrum Solutions, LLC	First lien senior secured delayed draw term loan	18.00% PIK		18.00%	3/5/2026	213	70	79	0.01%
Spectrum Solutions, LLC	First lien senior secured delayed draw term loan	15.00% PIK		15.00%	3/5/2026	108	102	82	0.01%
Spectrum Solutions, LLC	First lien senior secured revolving loan	S +	6.25%	11.85%	3/5/2026	272	140	89	0.01%
Spectrum Solutions, LLC	First lien senior secured term loan	S +	6.25%	11.85%	3/5/2026	534	482	389	0.03%
Surplus Solutions, LLC	First lien senior secured revolving loan	S +	6.25%	11.86%	11/30/2027	1,771	229	240	0.02%
Surplus Solutions, LLC	First lien senior secured term loan	S +	6.25%	11.85%	11/30/2027	13,326	13,060	13,130	1.02%
							70,656	70,699	5.52%
Health care providers and services
ADVI Health, LLC (6)	First lien senior secured revolving loan	S +	7.00%	12.60%	11/29/2027	$1,062	$(18)	$(17)	0.00%
ADVI Health, LLC	First lien senior secured term loan	S +	7.00%	12.60%	11/29/2027	6,112	6,001	6,008	0.47%
Advocate RCM Acquisition Corp (6)	First lien senior secured revolving loan	S +	6.50%	11.93%	12/22/2026	2,902	(42)	(40)	0.00%
Advocate RCM Acquisition Corp	First lien senior secured term loan	S +	6.50%	11.93%	12/22/2026	18,226	17,946	17,969	1.40%
Agility Intermediate, Inc	First lien senior secured delayed draw term loan	S +	7.00%	12.60%	4/15/2026	109	107	105	0.01%
Agility Intermediate, Inc	First lien senior secured revolving loan	S +	7.00%	12.60%	4/15/2026	134	77	75	0.01%
Agility Intermediate, Inc	First lien senior secured term loan	S +	7.00%	12.60%	4/15/2026	238	233	230	0.02%
American Family Care, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.43%	2/28/2029	4,424	(103)	(98)	(0.01)%
American Family Care, LLC	First lien senior secured revolving loan	S +	6.00%	11.43%	2/28/2029	1,775	180	183	0.01%
American Family Care, LLC	First lien senior secured term loan	S +	6.00%	11.43%	2/28/2029	11,751	11,471	11,488	0.90%
Apex Dental Partners, LLC	First lien senior secured delayed draw term loan	S +	5.50% + 1.00% PIK	12.09%	11/23/2025	484	482	482	0.04%
Apex Dental Partners, LLC	First lien senior secured revolving loan	S +	6.50%	12.09%	11/23/2025	150	14	14	0.00%
Apex Dental Partners, LLC	First lien senior secured term loan	S +	5.50% + 1.00% PIK	12.09%	11/23/2025	618	616	615	0.05%
ASC Ortho Management Company, LLC	First lien senior secured delayed draw term loan	S +	6.00% + 0.50% PIK	12.60%	12/31/2026	323	320	315	0.02%
ASC Ortho Management Company, LLC	First lien senior secured revolving loan	S +	6.50%	12.10%	12/31/2026	38	20	19	0.00%
ASC Ortho Management Company, LLC	First lien senior secured term loan	S +	6.00% + 0.50% PIK	12.10%	12/31/2026	511	506	499	0.04%
Ascend Plastic Surgery Partners MSO LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	10.33%	5/3/2029	20,682	(400)	(400)	(0.03)%
Ascend Plastic Surgery Partners MSO LLC (6)	First lien senior secured revolving loan	S +	5.00%	10.33%	5/3/2029	4,197	(81)	(81)	(0.01)%
Ascend Plastic Surgery Partners MSO LLC	First lien senior secured term loan	S +	5.00%	10.33%	5/3/2029	6,894	6,760	6,759	0.53%
ASP Global Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.35%	1/21/2026	554	549	547	0.04%
ASP Global Acquisition, LLC	First lien senior secured revolving loan	S +	5.75%	11.35%	1/21/2026	485	59	59	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
ASP Global Acquisition, LLC	First lien senior secured term loan	S +	5.75%	11.35%	1/21/2025	2,391	2,379	2,362	0.18%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.33%	12/14/2025	825	818	815	0.06%
Beacon Oral Specialists Management LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.33%	12/14/2025	188	(2)	(2)	0.00%
Beacon Oral Specialists Management LLC	First lien senior secured term loan	S +	6.00%	11.33%	12/14/2025	919	909	908	0.07%
Beghou Consulting, LLC	First lien senior secured revolving loan	S +	5.50%	11.10%	5/1/2028	2,714	536	539	0.04%
Beghou Consulting, LLC	First lien senior secured term loan	S +	5.50%	11.10%	5/1/2028	15,313	14,974	14,988	1.17%
Behavior Frontiers, LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	12.10%	5/21/2026	1,306	(17)	(17)	—%
Behavior Frontiers, LLC (6)(17)	First lien senior secured revolving loan	S +	6.50%	12.10%	5/21/2026	38	(1)	—	—%
Behavior Frontiers, LLC	First lien senior secured term loan	S +	6.50%	12.10%	5/21/2026	575	556	567	0.04%
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.83%	6/7/2026	7,481	7,417	7,419	0.58%
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.83%	6/7/2026	1,710	(15)	(14)	—%
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured term loan	S +	5.50%	10.83%	6/7/2026	36,338	35,972	35,967	2.81%
BPCP EE Intermedco LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.23%	4/3/2028	3,192	1,983	1,986	0.16%
BPCP EE Intermedco LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.23%	4/3/2028	2,244	(46)	(44)	0.00%
BPCP EE Intermedco LLC	First lien senior secured term loan	S +	5.75%	11.23%	4/3/2028	6,461	6,321	6,326	0.49%
Brightview, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.46%	12/14/2026	$47	47	47	—%
Brightview, LLC	First lien senior secured revolving loan	S +	6.00%	11.46%	12/14/2026	$52	39	39	0.00%
Brightview, LLC	First lien senior secured term loan	S +	6.00%	11.46%	12/14/2026	682	680	677	0.05%
Canadian Orthodontic Partners Corp	First lien senior secured delayed draw term loan - C$	C +	9.00%	13.78%	3/19/2026	$295	219	166	0.01%
Canadian Orthodontic Partners Corp	First lien senior secured delayed draw term loan - C$		15.00%	15.00%	3/19/2026	$59	3	(2)	0.00%
Canadian Orthodontic Partners Corp	First lien senior secured revolving loan	S +	9.00%	14.60%	3/19/2026	117	115	90	0.01%
Canadian Orthodontic Partners Corp	First lien senior secured revolving loan - C$	C +	9.00%	13.78%	3/19/2026	292	214	162	0.01%
Canadian Orthodontic Partners Corp	First lien senior secured term loan - C$	C +	9.00%	13.78%	3/19/2026	243	179	137	0.01%
Change Academy at Lake of the Ozarks, LLC (7)	First lien senior secured revolving loan	P +	4.25%	11.14%	8/2/2027	5,898	3,761	3,767	0.29%
Change Academy at Lake of the Ozarks, LLC (7)	First lien senior secured term loan	S +	5.25%	10.73%	8/2/2027	31,320	30,911	30,940	2.41%
Community Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.46%	6/10/2026	165	164	161	0.01%
Community Care Partners, LLC	First lien senior secured revolving loan	S +	6.00%	11.45%	6/10/2026	75	37	36	0.00%
Community Care Partners, LLC	First lien senior secured term loan	S +	6.00%	11.46%	6/10/2026	939	936	921	0.07%
Dermatology Medical Partners OpCo LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.10%	10/29/2026	77	76	76	0.01%
Dermatology Medical Partners OpCo LLC	First lien senior secured revolving loan	S +	6.50%	12.10%	10/29/2026	38	28	28	0.00%
Dermatology Medical Partners OpCo LLC	First lien senior secured term loan	S +	6.50%	12.10%	10/29/2026	307	304	303	0.02%
EH Management Company, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.60%	7/15/2026	38	—	—	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
EH Management Company, LLC	First lien senior secured term loan	S +	5.50%	11.10%	7/15/2026	5,169	5,126	5,124	0.40%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.35%	11/2/2027	16,873	16,646	16,669	1.30%
Endodontic Practice Partners, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	11.35%	11/2/2027	13,778	(213)	(168)	(0.01)%
Endodontic Practice Partners, LLC	First lien senior secured revolving loan	S +	5.75%	11.35%	11/2/2027	1,956	754	759	0.06%
Endodontic Practice Partners, LLC	First lien senior secured term loan	S +	5.75%	11.35%	11/2/2027	15,354	15,133	15,167	1.18%
Flourish Research Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.33%	4/28/2025	2,202	2,160	2,180	0.17%
Flourish Research Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.29%	4/28/2026	3,380	3,306	3,346	0.26%
Flourish Research Acquisition, LLC	First lien senior secured revolving loan	P +	5.00%	11.93%	4/28/2026	2,176	950	957	0.07%
Flourish Research Acquisition, LLC	First lien senior secured term loan	S +	6.00%	11.32%	4/28/2026	25,312	24,862	25,059	1.96%
FYZICAL Buyer, LLC	First lien senior secured revolving loan	S +	5.25%	10.59%	6/26/2028	2,710	228	228	0.02%
FYZICAL Buyer, LLC	First lien senior secured term loan	S +	5.25%	10.59%	6/26/2028	19,004	18,700	18,700	1.46%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured revolving loan	S +	6.00%	11.60%	12/21/2025	300	51	51	0.00%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured term loan	S +	6.00%	11.60%	12/21/2025	901	896	894	0.07%
Golden Bear PT Partners, LLC	First lien senior secured delayed draw term loan	S +	6.75% + 1.00% PIK	13.25%	10/22/2026	174	171	169	0.01%
Golden Bear PT Partners, LLC	First lien senior secured revolving loan	S +	7.75%	13.35%	10/22/2026	38	15	14	0.00%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S +	12.00%	17.60%	10/22/2026	49	49	48	0.00%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S +	6.75% + 1.00% PIK	13.25%	10/22/2026	1,495	1,467	1,452	0.11%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.96%	8/20/2026	370	367	366	0.03%
Guardian Dentistry Practice Management, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.96%	8/20/2026	4,188	(58)	(50)	0.00%
Guardian Dentistry Practice Management, LLC	First lien senior secured term loan	S +	5.50%	10.96%	8/20/2026	386	383	382	0.03%
H2 Holdco, Inc	First lien senior secured delayed draw term loan	S +	5.75%	11.35%	5/5/2028	7,248	4,940	5,024	0.39%
H2 Holdco, Inc (6)	First lien senior secured delayed draw term loan	S +	5.75%	11.35%	5/5/2028	19,008	(285)	(285)	(0.02)%
H2 Holdco, Inc (18)	First lien senior secured revolving loan	S +	5.75%	11.34%	5/5/2028	2,544	543	572	0.04%
H2 Holdco, Inc	First lien senior secured term loan	S +	5.75%	11.35%	5/5/2028	18,059	17,556	17,788	1.38%
IMA Group Management Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.75%	12.23%	6/30/2028	174	(4)	(4)	0.00%
IMA Group Management Company, LLC	First lien senior secured revolving loan	S +	6.75%	12.19%	6/30/2028	35	20	20	0.00%
IMA Group Management Company, LLC	First lien senior secured term loan	S +	6.75%	12.23%	6/30/2028	857	840	838	0.07%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
IPC Pain Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.45%	5/19/2027	9,907	9,852	9,823	0.77%
IPC Pain Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.46%	5/19/2027	1,140	(10)	(9)	0.00%
IPC Pain Acquisition, LLC	First lien senior secured term loan	S +	6.00%	11.46%	5/19/2027	2,917	2,889	2,892	0.23%
MWEC Management, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.34%	2/14/2025	1,428	253	252	0.02%
MWEC Management, LLC	First lien senior secured revolving loan	P +	5.00%	12.76%	2/14/2028	1,924	427	428	0.03%
MWEC Management, LLC	First lien senior secured term loan	S +	6.00%	11.61%	2/14/2028	11,567	11,322	11,338	0.88%
Network Partners Acquisitions, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.60%	12/30/2026	38	—	—	0.00%
Network Partners Acquisitions, LLC	First lien senior secured term loan	S +	6.00%	11.60%	12/30/2026	319	317	316	0.02%
NH Kronos Buyer, Inc. (6)	First lien senior secured revolving loan	S +	6.25%	11.73%	11/1/2028	12,705	(275)	(127)	(0.01)%
NH Kronos Buyer, Inc.	First lien senior secured term loan	S +	6.25%	11.73%	11/1/2028	45,449	44,417	44,994	3.51%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.33%	12/31/2025	57	57	57	0.00%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.34%	12/31/2025	516	514	512	0.04%
Peak Dental Services, LLC	First lien senior secured revolving loan	S +	6.75%	12.34%	12/31/2025	133	132	131	0.01%
Peak Dental Services, LLC	First lien senior secured term loan	S +	6.75%	12.35%	12/31/2025	576	573	572	0.04%
Peak Investment Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	7.00%	12.60%	12/31/2025	113	(1)	(1)	0.00%
Peak Investment Holdings, LLC	First lien senior secured revolving loan	S +	7.00%	12.60%	12/31/2025	324	30	30	0.00%
Peak Investment Holdings, LLC	First lien senior secured term loan	S +	7.00%	12.60%	12/31/2025	1,203	1,197	1,194	0.09%
PRM Management Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.75%	12.18%	1/25/2029	1,180	(30)	(28)	0.00%
PRM Management Company, LLC (6)	First lien senior secured revolving loan	S +	6.75%	12.18%	1/25/2029	789	(20)	(19)	0.00%
PRM Management Company, LLC	First lien senior secured term loan	S +	6.75%	12.18%	1/25/2029	4,144	4,037	4,042	0.32%
Purpose Home Health Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.12%	11/3/2027	6,798	6,680	6,687	0.52%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	11.15%	11/3/2027	8,099	(120)	(134)	(0.01)%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.15%	11/3/2027	1,956	(34)	(32)	0.00%
Purpose Home Health Acquisition, LLC	First lien senior secured term loan	S +	5.75%	11.15%	11/3/2027	10,774	10,580	10,597	0.83%
Revival Animal Health, LLC	First lien senior secured revolving loan	S +	6.50%	12.11%	4/6/2026	131	25	25	0.00%
Revival Animal Health, LLC	First lien senior secured term loan	S +	6.50%	12.10%	4/6/2026	11,905	11,756	11,789	0.92%
RMS Health Care Management, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.37%	10/6/2026	2,706	1,077	1,078	0.08%
RMS Health Care Management, LLC	First lien senior secured revolving loan	S +	6.75%	12.38%	10/6/2026	920	904	905	0.07%
RMS Health Care Management, LLC	First lien senior secured term loan	S +	6.75%	12.35%	10/6/2026	4,299	4,222	4,226	0.33%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
RQM Buyer, Inc	First lien senior secured delayed draw term loan	S +	5.75%	11.35%	8/12/2026	83	83	82	0.01%
RQM Buyer, Inc	First lien senior secured revolving loan	S +	5.75%	11.40%	8/12/2026	206	89	87	0.01%
RQM Buyer, Inc	First lien senior secured term loan	S +	5.75%	11.35%	8/12/2026	1,718	1,716	1,691	0.13%
Sage Dental Management, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.34%	10/1/2024	7,494	3,719	3,720	0.29%
Sage Dental Management, LLC	First lien senior secured revolving loan	P +	4.75%	11.34%	10/1/2024	75	37	37	0.00%
Sage Dental Management, LLC	First lien senior secured term loan	S +	5.75%	11.35%	10/1/2024	932	928	931	0.07%
Sage Dental Management, LLC	First lien senior secured term loan	S +	5.75%	11.35%	10/1/2024	1,149	1,147	1,147	0.09%
Sage Dental Management, LLC	First lien senior secured term loan	S +	5.75%	11.36%	10/1/2024	1,612	1,610	1,610	0.13%
SAMGI Buyer, Inc (6)	First lien senior secured revolving loan	S +	5.50%	11.10%	4/14/2025	138	—	(1)	0.00%
SAMGI Buyer, Inc	First lien senior secured term loan	S +	5.50%	11.10%	4/14/2025	562	561	560	0.04%
SCP ENT and Allergy Services, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.59%	9/25/2025	156	155	155	0.01%
SCP ENT and Allergy Services, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.59%	9/25/2025	256	(3)	(3)	0.00%
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	S +	6.00%	11.59%	9/25/2025	2,740	2,708	2,705	0.21%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.71%	10/29/2026	177	175	174	0.01%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.71%	10/29/2026	17,235	1,448	1,457	0.11%
Signature Dental Partners LLC	First lien senior secured revolving loan	P +	4.25%	12.75%	10/29/2026	38	3	3	0.00%
Signature Dental Partners LLC	First lien senior secured term loan	S +	5.25%	10.71%	10/29/2026	4,286	4,225	4,228	0.33%
Silver Falls MSO, LLC	First lien senior secured revolving loan	S +	6.75%	12.35%	8/30/2025	235	220	214	0.02%
Silver Falls MSO, LLC	First lien senior secured term loan	S +	4.25% + 2.50% PIK	12.35%	8/30/2025	1,313	1,297	1,261	0.10%
SimiTree Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.25% + 1.75% PIK	12.60%	5/17/2026	880	878	859	0.07%
SimiTree Acquisition, LLC	First lien senior secured revolving loan	S +	7.00%	12.61%	5/17/2026	178	49	45	0.00%
SimiTree Acquisition, LLC	First lien senior secured term loan	S +	5.25% + 1.75% PIK	12.60%	5/17/2026	1,225	1,221	1,195	0.09%
SIMKO Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.10%	4/7/2027	182	180	180	0.01%
SIMKO Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.11%	4/7/2027	6,768	1,872	1,876	0.15%
SIMKO Merger Sub LLC	First lien senior secured revolving loan	P +	5.50%	12.95%	4/7/2027	56	22	22	0.00%
SIMKO Merger Sub LLC	First lien senior secured term loan	S +	6.50%	12.10%	4/7/2027	648	640	639	0.05%
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.85%	12/30/2025	293	291	290	0.02%
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.85%	12/30/2025	222	220	220	0.02%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Southeast Primary Care Partners, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.85%	12/30/2025	225	(1)	(2)	0.00%
Southeast Primary Care Partners, LLC	First lien senior secured term loan	S +	6.25%	11.85%	12/30/2025	849	844	841	0.07%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.83%	1/27/2026	188	188	186	0.01%
Southern Orthodontic Partners Management, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	10.83%	7/27/2026	7,980	(76)	(72)	(0.01)%
Southern Orthodontic Partners Management, LLC	First lien senior secured revolving loan	S +	5.50%	10.83%	1/27/2026	171	13	12	0.00%
Southern Orthodontic Partners Management, LLC	First lien senior secured term loan	S +	5.50%	10.83%	1/27/2026	3,040	3,021	3,012	0.24%
Southern Sports Medicine Partners, LLC	First lien senior secured revolving loan	S +	8.00%	13.56%	2/23/2027	60	31	30	0.00%
Southern Sports Medicine Partners, LLC	First lien senior secured term loan	S +	4.00% + 4.00% PIK	13.56%	2/23/2027	684	663	660	0.05%
Spear Education Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.74%	12/15/2028	7,290	(91)	(91)	(0.01)%
Spear Education Holdings, LLC	First lien senior secured term loan	S +	5.25%	10.74%	12/15/2028	47,620	47,026	47,025	3.67%
Star Dental Partners LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.46%	12/22/2028	11,040	6,451	6,464	0.50%
Star Dental Partners LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.46%	12/22/2028	1,451	(33)	(31)	0.00%
Star Dental Partners LLC	First lien senior secured term loan	S +	6.00%	11.46%	12/22/2028	9,252	9,041	9,051	0.71%
The Chempetitive Group, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.84%	3/22/2029	12,006	1,273	1,291	0.10%
The Chempetitive Group, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.84%	3/22/2029	3,414	(65)	(60)	0.00%
The Chempetitive Group, LLC	First lien senior secured term loan	S +	5.50%	10.84%	3/22/2029	13,740	13,476	13,500	1.05%
U.S. Urology Partners, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.93%	11/8/2026	1,401	(16)	(15)	0.00%
U.S. Urology Partners, LLC	First lien senior secured term loan	S +	6.50%	11.93%	11/8/2026	11,659	11,520	11,534	0.90%
US Foot and Ankle Specialists, LLC	First lien senior secured delayed draw term loan	S +	5.50%	11.10%	9/15/2026	14,109	13,954	13,972	1.09%
US Foot and Ankle Specialists, LLC (6)	First lien senior secured revolving loan	S +	5.50%	11.10%	9/15/2026	2,699	(32)	(30)	0.00%
US Foot and Ankle Specialists, LLC	First lien senior secured term loan	S +	5.50%	11.10%	9/15/2026	19,571	19,308	19,328	1.51%
Varsity DuvaSawko Operating Corp	First lien senior secured delayed draw term loan	S +	5.75%	11.34%	5/27/2026	64	63	63	0.00%
Varsity DuvaSawko Operating Corp	First lien senior secured revolving loan	S +	5.75%	11.34%	5/27/2026	5,189	648	613	0.05%
Varsity DuvaSawko Operating Corp	First lien senior secured term loan	S +	5.75%	11.34%	5/26/2026	59,168	58,796	58,265	4.54%
Varsity Rejuvenate Management, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.48%	9/1/2028	7,132	(159)	(151)	(0.01)%
Varsity Rejuvenate Management, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.48%	9/1/2028	1,245	(30)	(26)	0.00%
Varsity Rejuvenate Management, LLC	First lien senior secured term loan	S +	6.00%	11.48%	9/1/2028	5,988	5,845	5,861	0.46%
VetEvolve Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.19%	10/12/2028	11,629	2,700	2,714	0.21%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
VetEvolve Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.19%	10/12/2028	3,067	(66)	(62)	0.00%
VetEvolve Holdings, LLC	First lien senior secured term loan	S +	5.75%	11.19%	10/12/2028	9,166	8,964	8,978	0.70%
Vital Care Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.08%	3/20/2030	11,618	(199)	(180)	(0.01)%
Vital Care Buyer, LLC	First lien senior secured term loan	S +	5.75%	11.08%	3/20/2030	64,224	63,079	63,229	4.94%
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.60%	10/29/2026	500	497	496	0.04%
Western Veterinary Partners LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.60%	10/29/2026	24	—	—	0.00%
Western Veterinary Partners LLC	First lien senior secured term loan	S +	6.00%	11.60%	10/29/2026	1,295	1,287	1,284	0.10%
							672,979	673,990	52.53%
Health care technology
AHR Intermediate, Inc	First lien senior secured delayed draw term loan	S +	5.25%	10.73%	7/29/2027	$5,270	$5,221	$5,211	0.41%
AHR Intermediate, Inc	First lien senior secured revolving loan	S +	5.25%	10.73%	7/29/2027	7,858	1,476	1,521	0.12%
AHR Intermediate, Inc	First lien senior secured term loan	S +	5.25%	10.73%	7/29/2027	25,361	25,177	25,199	1.97%
Millennia Patient Services, LLC	First lien senior secured revolving loan	P +	5.50%	13.52%	3/8/2026	134	79	79	0.01%
Millennia Patient Services, LLC	First lien senior secured term loan	S +	6.50%	12.10%	3/8/2026	975	970	967	0.08%
							32,923	32,977	2.59%
Household durables
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.09%	9/26/2027	$2,991	$2,584	$2,568	0.20%
CPS Power Buyer, LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	12.09%	9/26/2027	2,299	(44)	(47)	0.00%
CPS Power Buyer, LLC	First lien senior secured revolving loan	S +	6.50%	12.09%	9/26/2027	1,687	649	640	0.05%
CPS Power Buyer, LLC	First lien senior secured term loan	S +	6.50%	12.09%	9/26/2027	12,914	12,657	12,651	0.99%
Kwalu, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.35%	9/23/2027	5,061	(65)	(60)	0.00%
Kwalu, LLC	First lien senior secured term loan	S +	5.75%	11.35%	9/23/2027	24,161	23,817	23,846	1.85%
MacKenzie Childs Acquisition, Inc	First lien senior secured revolving loan	P +	5.00%	12.64%	9/2/2027	3,374	1,542	1,546	0.12%
MacKenzie Childs Acquisition, Inc	First lien senior secured term loan	S +	6.00%	11.48%	9/2/2027	17,041	16,859	16,900	1.31%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.73%	1/23/2028	2,000	963	966	0.08%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.73%	1/23/2028	5,772	5,646	5,677	0.44%
Renovation Systems, LLC	First lien senior secured revolving loan	P +	5.25%	13.24%	1/23/2028	2,633	2,050	2,063	0.16%
Renovation Systems, LLC	First lien senior secured term loan	S +	6.25%	11.73%	1/23/2028	21,208	20,765	20,859	1.63%
Storm Smart Buyer LLC	First lien senior secured revolving loan	S +	6.00%	11.60%	4/5/2026	131	39	38	0.00%
Storm Smart Buyer LLC	First lien senior secured term loan	S +	6.00%	11.60%	4/5/2026	894	890	887	0.07%
Trademark Global, LLC	First lien senior secured revolving loan	S +	5.75% + 1.75% PIK	12.94%	7/30/2024	118	99	50	0.00%
Trademark Global, LLC	First lien senior secured term loan	S +	5.75% + 1.75% PIK	12.94%	7/30/2024	1,897	1,885	1,091	0.09%
							90,336	89,675	6.99%
Industrial Conglomerates
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Hultec Buyer, LLC	First lien senior secured revolving loan	S +	6.50%	11.98%	3/31/2029	$3,915	$142	$146	0.01%
Hultec Buyer, LLC	First lien senior secured term loan	S +	6.50%	11.99%	3/31/2029	14,490	14,130	14,148	1.10%
							14,272	14,294	1.11%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC	First lien senior secured revolving loan	S +	7.00%	12.48%	12/18/2025	$191	$118	$105	0.01%
Aquatic Sales Solutions, LLC	First lien senior secured term loan	S +	3.00% + 4.00% PIK	12.48%	12/18/2025	2,654	2,614	2,425	0.19%
DealerOn Holdco, Inc (6)	First lien senior secured revolving loan	S +	6.00%	11.46%	11/19/2025	314	(2)	(3)	0.00%
DealerOn Holdco, Inc	First lien senior secured term loan	S +	6.00%	11.46%	11/19/2025	8,022	7,988	7,950	0.62%
							10,718	10,477	0.82%
IT services
BSC Top Shelf Blocker LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.59%	6/28/2029	$2,256	$(39)	$(39)	0.00%
BSC Top Shelf Blocker LLC	First lien senior secured term loan	S +	5.25%	10.59%	6/28/2029	16,152	15,870	15,869	1.24%
E-Phoenix Acquisition Co. Inc (6)	First lien senior secured revolving loan	S +	5.50%	10.98%	6/23/2027	75	—	—	—%
E-Phoenix Acquisition Co. Inc	First lien senior secured term loan	S +	5.50%	10.98%	6/23/2027	1,353	1,348	1,344	0.10%
FreshAddress, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.98%	10/5/2025	30	—	—	—%
FreshAddress, LLC	First lien senior secured term loan	S +	5.50%	10.98%	10/5/2025	1,630	1,626	1,622	0.13%
Icreon Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.96%	10/26/2027	1,071	(18)	(17)	—%
Icreon Holdings, LLC	First lien senior secured term loan	S +	6.50%	11.96%	10/26/2027	13,119	12,890	12,915	1.01%
P and R Dental Strategies, LLC	First lien senior secured revolving loan	S +	5.75%	11.35%	12/22/2026	23	2	2	—%
P and R Dental Strategies, LLC	First lien senior secured term loan	S +	5.75%	11.35%	12/22/2026	624	620	618	0.05%
Palmetto Technology Group, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	11.09%	1/3/2029	9,417	(175)	(162)	(0.01)%
Palmetto Techonology Group, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.09%	1/3/2029	10,855	8,795	8,804	0.69%
Palmetto Technology Group, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.09%	1/3/2029	2,860	(52)	(49)	0.00%
Palmetto Techonology Group, LLC	First lien senior secured term loan	S +	5.75%	11.09%	1/3/2029	6,341	6,228	6,232	0.49%
White Label Communications,LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.58%	10/11/2029	1,534	(30)	(28)	0.00%
White Label Communications,LLC	First lien senior secured term loan	S +	6.25%	11.59%	10/11/2029	4,714	4,619	4,625	0.36%
							51,684	51,736	4.06%
Leisure equipment and products
Champion Motorsports Group, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.71%	10/8/2026	$56	$(1)	$(1)	0.00%
Champion Motorsports Group, LLC	First lien senior secured term loan	S +	6.25%	11.71%	10/8/2026	1,663	1,649	1,641	0.13%
MacNeill Pride Group Corp	First lien senior secured delayed draw term loan	S +	7.00%	12.60%	4/22/2026	360	359	359	0.03%
MacNeill Pride Group Corp	First lien senior secured revolving loan	S +	7.00%	12.60%	4/22/2026	287	70	70	0.01%
MacNeill Pride Group Corp	First lien senior secured term loan	S +	7.00%	12.60%	4/22/2026	826	824	822	0.06%
TruBlue LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	10.83%	1/11/2029	2,331	(42)	(39)	0.00%
TruBlue LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.83%	1/11/2029	1,430	(26)	(24)	0.00%
TruBlue LLC	First lien senior secured term loan	S +	5.50%	10.84%	1/11/2029	5,199	5,104	5,111	0.40%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
							7,937	7,939	0.63%
Leisure products
PHGP MB Purchaser, Inc	First lien senior secured delayed draw term loan	S +	6.00%	11.59%	5/27/2027	$80	$79	$77	0.01%
PHGP MB Purchaser, Inc (19)	First lien senior secured revolving loan	S +	6.00%	11.59%	5/20/2027	75	33	31	0.00%
PHGP MB Purchaser, Inc	First lien senior secured term loan	S +	6.00%	11.60%	5/20/2027	1,087	1,077	1,048	0.08%
							1,189	1,156	0.09%
Life sciences tools and services
Aptitude Health Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.85%	5/3/2026	$267	$(2)	$(2)	0.00%
Aptitude Health Holdings, LLC	First lien senior secured term loan	S +	5.25%	10.85%	5/3/2026	1,086	1,077	1,078	0.08%
CR Services Intermediate, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.22%	7/28/2028	187	119	119	0.01%
CR Services Intermediate, LLC	First lien senior secured revolving loan	S +	6.50%	11.82%	7/28/2028	38	7	7	0.00%
CR Services Intermediate, LLC	First lien senior secured term loan	S +	6.50%	12.09%	7/28/2028	453	441	442	0.03%
ERG Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.60%	2/26/2026	345	340	340	0.03%
ERG Buyer, LLC	First lien senior secured revolving loan	S +	6.25%	11.58%	2/26/2026	5,181	2,353	2,355	0.18%
ERG Buyer, LLC	First lien senior secured term loan	S +	6.25%	11.60%	2/26/2026	36,238	35,767	35,797	2.79%
							40,102	40,136	3.12%
Machinery
Abrasive Technology Intermediate, LLC	First lien senior secured revolving loan	S +	6.25%	11.84%	4/30/2026	$173	$74	$74	0.01%
Abrasive Technology Intermediate, LLC	First lien senior secured term loan	S +	6.25%	11.91%	4/30/2026	1,996	1,970	1,971	0.15%
DNS-IMI Acquisition Corp	First lien senior secured revolving loan	P +	4.50%	13.00%	11/23/2026	56	14	14	0.00%
DNS-IMI Acquisition Corp	First lien senior secured term loan	S +	5.50%	10.98%	11/23/2026	1,440	1,431	1,426	0.11%
Double E Company, LLC	First lien senior secured revolving loan	S +	6.75%	12.19%	6/21/2028	3,110	2,306	2,228	0.17%
Double E Company, LLC	First lien senior secured term loan	S +	4.00% + 2.75% PIK	12.23%	6/21/2028	18,481	18,352	17,873	1.40%
Kittyhawk, Inc (6)	First lien senior secured revolving loan	S +	5.25%	10.58%	5/1/2029	3,571	(69)	(69)	(0.01)%
Kittyhawk, Inc	First lien senior secured term loan	S +	5.25%	10.58%	5/1/2029	15,253	14,957	14,954	1.17%
My Buyer, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	11.08%	1/26/2030	3,139	(58)	(53)	0.00%
My Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.08%	1/26/2029	2,360	(44)	(40)	0.00%
My Buyer, LLC	First lien senior secured term loan	S +	5.75%	11.08%	1/26/2030	7,910	7,761	7,773	0.61%
SPG Holdco, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.48%	12/1/2028	2,070	(46)	(43)	0.00%
SPG Holdco, LLC	First lien senior secured term loan	S +	6.00%	11.48%	12/1/2028	10,634	10,397	10,410	0.81%
USSC Holding Corp (6)	First lien senior secured delayed draw term loan	S +	5.25%	10.60%	6/21/2030	15,340	(307)	(307)	(0.02)%
USSC Holding Corp (6)	First lien senior secured revolving loan	S +	5.25%	10.60%	6/21/2030	8,516	(170)	(170)	(0.01)%
USSC Holding Corp	First lien senior secured term loan	S +	5.25%	10.60%	6/21/2030	49,134	48,153	48,151	3.76%
							104,721	104,192	8.15%
Media
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
ALM Media, LLC (20)	First lien senior secured revolving loan	S +	6.25%	11.59%	2/21/2029	$3,102	$769	$774	0.06%
ALM Media, LLC	First lien senior secured term loan	S +	6.25%	11.58%	2/21/2029	38,361	37,634	37,694	2.94%
Barkley, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.22%	9/29/2028	2,300	(52)	(40)	0.00%
Barkley, LLC	First lien senior secured term loan	S +	5.75%	11.22%	9/29/2028	45,800	44,843	44,999	3.51%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.10%	12/9/2026	3,079	3,021	3,027	0.24%
Exclusive Concepts, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.10%	12/9/2026	23	—	—	0.00%
Exclusive Concepts, LLC	First lien senior secured term loan	S +	6.50%	12.10%	12/9/2026	3,508	3,449	3,457	0.27%
Infolinks Media Buyco, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.84%	11/1/2026	2,094	2,063	2,062	0.16%
Infolinks Media Buyco, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.83%	11/1/2026	38	—	(1)	0.00%
Infolinks Media Buyco, LLC	First lien senior secured term loan	S +	5.50%	10.83%	11/1/2026	20,775	20,479	20,463	1.60%
NTM Acquisition Corp	First lien senior secured revolving loan	S +	6.75%	12.24%	6/18/2026	1,809	608	609	0.05%
NTM Acquisition Corp	First lien senior secured term loan	S +	6.75%	12.23%	6/18/2026	13,184	12,991	13,001	1.01%
Optimized Marketing Acquisition, LLC	First lien senior secured revolving loan	S +	5.75%	11.20%	8/19/2027	3,383	1,477	1,480	0.12%
Optimized Marketing Acquisition, LLC	First lien senior secured term loan	S +	5.75%	11.21%	8/19/2027	25,774	25,396	25,427	1.98%
Outerbox, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	10.34%	6/7/2028	4,077	(60)	(60)	0.00%
Outerbox, LLC (6)	First lien senior secured revolving loan	S +	5.00%	10.34%	6/7/2028	2,280	(34)	(34)	0.00%
Outerbox, LLC	First lien senior secured term loan	S +	5.00%	10.34%	6/7/2028	18,754	18,476	18,473	1.44%
Peninsula MMGY Corporation (6)(21)	First lien senior secured revolving loan	S +	5.75%	11.23%	4/26/2029	3,691	(73)	(68)	(0.01)%
Peninsula MMGY Corporation	First lien senior secured term loan	S +	5.75%	11.23%	4/26/2029	10,782	10,562	10,583	0.83%
RKD Group, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.47%	8/17/2028	8,104	6,022	6,063	0.47%
RKD Group, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.48%	8/17/2028	4,905	(51)	(44)	0.00%
RKD Group, LLC	First lien senior secured term loan	S +	6.00%	11.48%	8/17/2028	33,170	32,812	32,866	2.57%
The Channel Company, LLC	First lien senior secured revolving loan	S +	6.75%	12.35%	11/1/2027	62	33	31	0.00%
The Channel Company, LLC	First lien senior secured term loan	S +	3.25% + 3.50% PIK	12.32%	11/1/2027	2,362	2,348	2,278	0.18%
WTWH Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.10%	12/16/2027	1,638	(30)	(31)	0.00%
WTWH Buyer, LLC	First lien senior secured term loan	S +	6.50%	12.10%	12/16/2027	14,212	13,937	13,939	1.09%
							236,620	236,948	18.51%
Metals and mining
Copperweld Group, Inc	First lien senior secured revolving loan	S +	6.00%	11.60%	3/31/2026	$462	$322	$321	0.03%
Copperweld Group, Inc	First lien senior secured term loan	S +	6.00%	11.60%	3/31/2026	2,250	2,246	2,237	0.17%
							2,568	2,558	0.20%
Multiline retail
HEC Purchaser Corp.	First lien senior secured revolving loan	S +	5.50%	10.84%	6/17/2029	7,843	667	667	0.05%
HEC Purchaser Corp.	First lien senior secured term loan	S +	5.50%	10.84%	6/17/2029	50,459	49,705	49,702	3.88%
							50,372	50,369	3.93%

Pharmaceuticals
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Bio Agri Mix Holdings Inc (6)	First lien senior secured revolving loan	C +	5.75%	10.53%	7/23/2026	$30	$—	$—	0.00%
Bio Agri Mix Holdings Inc (6)	First lien senior secured revolving loan - C$	C +	5.75%	10.53%	7/23/2026	$75	—	—	0.00%
Bio Agri Mix Holdings Inc	First lien senior secured term loan - C$	C +	5.75%	10.53%	7/23/2026	$1,205	903	873	0.07%
Formulated Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	11.17%	9/22/2026	297	295	294	0.02%
Formulated Buyer, LLC	First lien senior secured revolving loan	P +	4.50%	11.89%	9/22/2026	188	100	100	0.01%
Formulated Buyer, LLC	First lien senior secured term loan	S +	5.50%	11.19%	9/22/2026	454	450	449	0.04%
							1,748	1,716	0.14%
Personal products
Cosmetic Solutions LLC	First lien senior secured delayed draw term loan	S +	6.50% PIK	12.18%	10/17/2025	$378	$370	$359	0.03%
Cosmetic Solutions LLC	First lien senior secured revolving loan	S +	6.50%	12.18%	10/17/2025	344	84	75	0.01%
Cosmetic Solutions LLC	First lien senior secured term loan	S +	6.50% PIK	12.18%	10/17/2025	2,889	2,828	2,747	0.21%
							3,282	3,181	0.25%
Professional services
Helpware, Inc	First lien senior secured revolving loan	P +	5.75% + 0.50% PIK	12.42%	9/8/2026	$5,061	$1,649	$1,388	0.11%
Helpware, Inc	First lien senior secured term loan	S +	5.75% + 1.25% PIK	13.69%	9/8/2026	13,997	13,867	13,164	1.03%
Stax Holding Company, LLC (6)(22)	First lien senior secured revolving loan	S +	5.00%	10.60%	10/29/2026	60	—	—	0.00%
Stax Holding Company, LLC	First lien senior secured term loan	S +	5.00%	10.60%	10/29/2026	689	686	684	0.05%
							16,202	15,236	1.19%
Real estate management and development
BBG, Inc (23)	First lien senior secured revolving loan	P +	5.75%	12.73%	1/8/2026	$233	$217	$212	0.02%
BBG, Inc	First lien senior secured term loan	S +	6.75% PIK	12.21%	1/8/2026	1,930	1,826	1,785	0.14%
MetaSource, LLC	First lien senior secured revolving loan	S +	6.75%	12.21%	5/17/2027	75	35	35	0.00%
MetaSource, LLC	First lien senior secured term loan	S +	6.25% + 0.50% PIK	12.35%	5/17/2027	926	921	917	0.07%
							2,999	2,949	0.23%
Semiconductors and semiconductor equipment
Altamira Material Solutions, LP	First lien senior secured revolving loan	P +	5.00%	11.48%	9/2/2026	$45	$19	$19	0.00%
Altamira Material Solutions, LP	First lien senior secured term loan	S +	6.00%	11.48%	9/2/2026	1,023	1,016	1,013	0.08%
							1,035	1,032	0.08%
Software
AFFINITIV INC (6)	First lien senior secured revolving loan	S +	6.00%	11.60%	1/26/2025	$248	$(1)	$—	0.00%
AFFINITIV INC	First lien senior secured term loan	S +	6.00%	11.60%	1/26/2025	2,230	2,225	2,229	0.17%
GENIUS BIDCO LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	10.58%	5/1/2030	4,661	(45)	(45)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
GENIUS BIDCO LLC (6)(24)	First lien senior secured revolving loan	S +	5.25%	10.58%	5/1/2030	3,571	(69)	(69)	(0.01)%
GENIUS BIDCO LLC	First lien senior secured term loan	S +	5.25%	10.58%	5/1/2030	12,711	12,462	12,462	0.97%
GPSTrackit Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.58%	3/29/2029	1,968	(42)	(39)	0.00%
GPSTrackit Holdings, LLC	First lien senior secured revolving loan	S +	6.25%	11.58%	3/29/2029	1,934	151	155	0.01%
GPSTrackit Holdings, LLC	First lien senior secured term loan	S +	6.25%	11.58%	3/29/2029	19,646	19,225	19,253	1.50%
GS XX Corporation (6)	First lien senior secured revolving loan	S +	4.75%	10.09%	4/19/2029	2,381	(46)	(46)	0.00%
GS XX Corporation	First lien senior secured term loan	S +	4.75%	10.09%	4/19/2029	16,948	16,622	16,617	1.30%
Shasta Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.46%	8/9/2028	2,199	(30)	(27)	0.00%
Shasta Buyer, LLC	First lien senior secured term loan	S +	6.00%	11.46%	8/9/2028	11,452	11,286	11,303	0.88%
ShiftKey, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.31%	6/21/2027	110	(1)	(1)	0.00%
ShiftKey, LLC	First lien senior secured term loan	S +	5.75%	11.35%	6/21/2027	3,684	3,670	3,659	0.29%
							65,407	65,451	5.11%
Specialty retail
Dykstras Auto LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.85%	10/22/2026	$333	$252	$251	0.02%
Dykstras Auto LLC	First lien senior secured revolving loan	S +	6.25%	11.85%	10/22/2026	38	20	20	0.00%
Dykstras Auto LLC	First lien senior secured term loan	S +	6.25%	11.85%	10/22/2026	624	617	614	0.05%
Fastlap, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	10.84%	6/20/2029	14,130	(283)	(283)	(0.02)%
Fastlap, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.84%	6/20/2029	2,256	(45)	(45)	0.00%
Fastlap, LLC	First lien senior secured term loan	S +	5.50%	10.84%	6/20/2029	10,093	9,891	9,891	0.77%
Kaizen Auto Care, LLC (6)	First lien senior secured revolving loan		5.00%	5.00%	12/22/2027	152	—	(36)	0.00%
Kaizen Auto Care, LLC	First lien senior secured term loan		5.00%	5.00%	12/22/2027	1,359	1,347	1,043	0.08%
Leonard Group, Inc (6)	First lien senior secured revolving loan	S +	6.50%	12.10%	2/26/2026	234	(1)	(1)	0.00%
Leonard Group, Inc	First lien senior secured term loan	S +	6.50%	12.10%	2/26/2026	1,551	1,546	1,542	0.12%
Pink Lily Holdings, LLC (6)	First lien senior secured revolving loan	S +	3.50% + 3.50% PIK	12.43%	11/16/2027	63	(1)	(3)	0.00%
Pink Lily Holdings, LLC	First lien senior secured term loan	S +	3.50% + 3.50% PIK	12.43%	11/16/2027	1,283	1,262	1,228	0.10%
Soccer Post Acquisition LLC	First lien senior secured delayed draw term loan	S +	5.50%	11.10%	6/30/2027	1,125	1,114	1,115	0.09%
Soccer Post Acquisition LLC (6)	First lien senior secured revolving loan	S +	5.50%	11.10%	6/30/2027	1,779	(19)	(17)	0.00%
Soccer Post Acquisition LLC	First lien senior secured term loan	S +	5.50%	11.10%	6/30/2027	7,941	7,856	7,863	0.61%
							23,556	23,182	1.82%
Trading companies and distributors
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	6.25%	11.69%	4/9/2027	$346	$341	$342	0.03%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	6.25%	11.59%	4/9/2027	331	327	327	0.03%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	6.25%	11.72%	4/9/2027	4,468	4,402	4,407	0.34%
AFC-Dell Holding Corp (25)	First lien senior secured revolving loan	S +	6.25%	11.69%	10/9/2026	156	95	95	0.01%
AFC-Dell Holding Corp	First lien senior secured term loan	S +	6.25%	11.75%	4/9/2027	1,657	1,633	1,635	0.13%
American Equipment Systems LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.71%	11/5/2026	37	37	36	0.00%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	11.58%	11/5/2026	70	69	69	0.01%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	11.70%	11/5/2026	318	313	313	0.02%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	11.71%	11/5/2026	939	922	923	0.07%
Ascent Lifting, Inc (6)	First lien senior secured revolving loan	S +	6.00%	11.44%	9/9/2027	2,500	(47)	(45)	0.00%
Ascent Lifting, Inc	First lien senior secured term loan	S +	6.00%	11.44%	9/9/2027	17,107	16,754	16,776	1.31%
Banner Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.23%	10/31/2025	560	561	557	0.04%
Banner Buyer, LLC	First lien senior secured revolving loan	S +	5.75%	11.23%	10/31/2025	370	73	71	0.01%
Banner Buyer, LLC	First lien senior secured term loan	S +	5.75%	11.23%	10/31/2025	1,350	1,350	1,339	0.10%
CAP KSI Holdings LLC	First lien senior secured revolving loan	S +	5.25%	10.58%	6/28/2030	13,923	951	951	0.07%
CAP KSI Holdings LLC	First lien senior secured term loan	S +	5.25%	10.58%	6/28/2030	42,761	42,120	42,119	3.29%
Empire Equipment Company, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.71%	1/17/2025	439	(2)	(4)	0.00%
Empire Equipment Company, LLC	First lien senior secured term loan	S +	6.25%	11.71%	1/17/2025	1,713	1,705	1,699	0.13%
Montway LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.94%	11/4/2025	665	662	660	0.05%
Montway LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.94%	11/4/2025	150	(1)	(1)	0.00%
Montway LLC	First lien senior secured term loan	S +	6.25%	11.94%	11/4/2025	705	701	699	0.05%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.98%	8/5/2028	2,591	2,574	2,555	0.20%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.01%	8/5/2028	2,170	2,142	2,140	0.17%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.91%	8/5/2024	2,186	2,154	2,156	0.17%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.98%	8/5/2028	4,707	4,619	4,642	0.36%
NEFCO Holding Company, LLC (6)	First lien senior secured delayed draw term loan	P +	5.50%	14.00%	8/5/2028	7,190	(136)	(99)	(0.01)%
NEFCO Holding Company, LLC	First lien senior secured revolving loan	P +	5.50%	14.00%	8/5/2028	3,045	1,629	1,633	0.13%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	6.50%	12.04%	8/5/2028	657	645	648	0.05%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	6.50%	12.03%	8/5/2028	14,252	13,994	14,037	1.10%
Triad Technologies, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.45%	6/8/2026	332	(3)	(3)	0.00%
Triad Technologies, LLC	First lien senior secured term loan	S +	6.00%	11.48%	6/8/2026	1,250	1,242	1,236	0.10%
Wolf Gordon Inc (6)	First lien senior secured revolving loan	P +	4.25%	12.75%	5/1/2029	3,809	(74)	(74)	(0.01)%
Wolf Gordon Inc	First lien senior secured term loan	S +	5.25%	10.60%	5/1/2029	23,198	22,743	22,743	1.78%
							124,495	124,582	9.73%
Water utilities
Diamondback Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	10.96%	7/22/2026	$75	$48	$48	0.00%
Diamondback Buyer, LLC	First lien senior secured term loan	S +	5.50%	11.10%	7/22/2026	1,182	1,177	1,174	0.09%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
						1,225	1,222	0.09%
Total non-controlled/non-affiliated senior secured debt						$2,268,645	$2,266,885	176.94%
Non-controlled/non-affiliated sponsor subordinated notes
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK		7/17/2025	$14	$14	$9	0.01%
Total non-controlled/non-affiliated sponsor subordinated notes						14	9	0.01%
Total non-controlled/non-affiliated investments						2,268,659	2,266,894	176.94%
Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (26) (27) (28)	Equity - 10.75% membership interest					$64,326	$69,894	5.46%
Twin Brook Segregated Equity Holdings, LLC (26) (27) (28)	Equity - 2.11% membership interest					19	19	0.00%
Total non-controlled/affiliated investments						64,345	69,913	5.46%
Total investments						$2,333,004	$2,336,807	182.40%
(1)Unless otherwise indicated, all investments are considered Level 3 investments.
(2)Unless otherwise indicated, all investments represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. Refer to Note 6 for further information.
(3)Principal/par amount is denominated in U.S. Dollars (“$”) unless otherwise noted, such as Canadian Dollars (“C$”).
(4)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“Term SOFR” or “S”) and/or an alternate base rate (e.g. prime rate (“P”)), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the applicable margin has been provided over Term SOFR based on each respective credit agreement. As of June 30, 2024, the reference rates for the floating rate loans were the Term SOFR of 5.40%, the Prime Rate of 8.50%, and the 3M CDOR of 4.97%.
(6)Represents revolvers and delayed draw term loans where the entire balance is unfunded as of June 30, 2024. The negative fair value is a result of the commitment being valued below par. Refer to Note 8 for further information.
(7)Represents investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2024, non-qualifying assets represented approximately 4.39% of the total assets of the Company.
(8)Indicates Loan was on non-accrual status as of June 30, 2024.
(9)Principal balance includes reserve for letter of credit of $1,875 on which the borrower pays 6.00%.
(10)Principal balance includes reserve for letter of credit of $3,659 on which the borrower pays 5.75%.
(11)Principal balance includes reserve for letter of credit of $10,663 on which the borrower pays 5.50%.
(12)Principal balance includes reserve for letter of credit of $156,238 on which the borrower pays 5.25%.
(13)Principal balance includes reserve for letter of credit of $188,700 on which the borrower pays 6.25%.
(14)Principal balance includes reserve for letter of credit of $7,896 on which the borrower pays 6.25%.
(15)Principal balance includes reserve for letter of credit of $5,240 on which the borrower pays 7.00%.
(16)Principal balance includes reserve for letter of credit of $163,717 on which the borrower pays 6.00%.
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands)
(Unaudited)
(17)Principal balance includes reserve for letter of credit of $5,410 on which the borrower pays 6.50%.
(18)Principal balance includes reserve for letter of credit of $141,798 on which the borrower pays 5.75%.
(19)Principal balance includes reserve for letter of credit of $3,750 on which the borrower pays 6.00%.
(20)Principal balance includes reserve for letter of credit of $452,777 on which the borrower pays 6.25%.
(21)Principal balance includes reserve for letter of credit of $10,236 on which the borrower pays 5.75%.
(22)Principal balance includes reserve for letter of credit of $2,248 on which the borrower pays 5.00%.
(23)Principal balance includes reserve for letter of credit of $3,517 on which the borrower pays 6.75%.
(24)Principal balance includes reserve for letter of credit of $238,050 on which the borrower pays 5.25%.
(25)Principal balance includes reserve for letter of credit of $6,240 on which the borrower pays 6.25%.
(26)As a practical expedient, the Company uses net asset value to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.
(27)Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2024, the aggregate fair value of these securities is $69,913 or 5.46% of the Company's net assets. The “restricted securities,” Twin Brook Equity Holdings, LLC and Twin Brook Segregated Equity Holdings, LLC, were purchased on May 19, 2022 and July 28, 2023, respectively.
(28)Non-income producing investment.

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands)
(Unaudited)

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation/ (Depreciation)
Wells Fargo Bank, National Association	USD 1,391	CAD 1,912	7/16/2024	$(7)
Wells Fargo Bank, National Association	CAD 11	USD 8	7/16/2024	—
Total				$(7)

Currency Abbreviations:
USD - U.S. Dollar
CAD - Canadian Dollar

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Gain/(Loss)(1)
Morgan Stanley Capital Services LLC	Tranche A Notes	7.6900%	S + 3.500%	3/19/2027	$90,000	$(758)	$—	$(224)
Morgan Stanley Capital Services LLC	Tranche B Notes	7.7800%	S + 3.7680%	3/19/2029	150,000	(576)	—	(302)
Total						$(1,334)	$—	$(526)
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
(3)Principal/par amount is denominated in U.S. Dollars (“$”) unless otherwise noted, Canadian Dollars (“C$”).
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

There were no operations other than those related to the Company’s organization and preparation for its public, ongoing offering prior to December 31, 2022. As of December 31, 2022, the Adviser contributed $50,000 of capital to the Company. In exchange for this contribution, the Adviser had received 2,000 Class I common shares of beneficial interest, par value $0.001 per share of TCAP (“Class I shares”, together with Class S common shares of beneficial interest (“Class S shares” and Class D common shares of beneficial interest (“Class D shares”), par value $0.001, the “TCAP Common Shares”).

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

In connection with the TPG Transaction, on November 1, 2023, the Company entered into an amended and restated investment management agreement (the “Investment Management Agreement”) with the Adviser. Under applicable law, the TPG Transaction resulted in an assignment and automatic termination of the amended and restated investment management agreement, dated September 6, 2023, between the Company and the Adviser (the “Prior Investment Management Agreement”). The Investment Management Agreement became effective upon closing of the TPG Transaction and the terms of the Investment Management Agreement are identical to the Prior Investment Management Agreement. The Company’s shareholders approved the Investment Management Agreement at a special meeting of shareholders of the Company held on September 26, 2023. The Company’s investment objective remained unchanged as a result of the entry into the Investment Management Agreement.

The Merger with AGTB Private BDC

On January 1, 2023, the Company completed its merger (the “Merger”) with AGTB Private BDC (“Private BDC”), with TCAP continuing as the surviving company and Private BDC continuing as the accounting survivor. Therefore, all comparative consolidated financial statements prior to the Merger are those of the Private BDC.

Pursuant to the Merger Agreement, TCAP and Private BDC caused the Merger to be consummated by filing a certificate of merger (the “Certificate of Merger”) with the Secretary of State of the State of Delaware on December 30, 2022. The Merger became effective on January 1, 2023 (the “Effective Time”), as agreed to by the parties and specified in the Certificate of Merger. At the Effective Time, common shares of beneficial interest, par value $0.001 per share, of Private BDC outstanding immediately prior to the Effective Time were converted into a number of Class I shares equal to a ratio of one to one. As a result, TCAP issued an aggregate of approximately 20.9 million TCAP Common Shares to former Private

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
BDC shareholders. The TCAP Common Shares issued and outstanding immediately prior to the Effective Time remained outstanding upon the Effective Time and were unaffected by the Merger. As a result, immediately following the Merger, TCAP had approximately 20,945,030 Class I shares outstanding, and no Class S or D shares outstanding.

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
Principles of Consolidation
The Company conducts certain of its activities through its wholly-owned subsidiaries Twin Brook Capital Funding XXXIII, LLC, Twin Brook Equity XVIII Corp., Twin Brook Equity XXXIII Corp., Twin Brook Capital Funding XXXIII MSPV, LLC, Twin Brook Capital Funding XXXIII ASPV, LLC, and Twin Brook CLO 2024-1 LLC. The Company consolidates wholly-owned subsidiaries that are controlled by the Company. All intercompany balances and transactions have been eliminated in consolidation.
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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Adviser’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in the Adviser’s judgment, are likely to remain current. The Adviser may make exceptions to this treatment and determine not to place a loan on non-accrual status if the loan has sufficient collateral value to cover principal and interest and if it is in the process of collection.
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
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s financing facilities and unsecured notes.  Such financing costs are capitalized and amortized over the life of the facility utilizing the straight-line method.  For the three and six months ended June 30, 2024, the Company paid approximately $6,232,000 and $7,838,000 of financing costs. For the three and six months ended June 30, 2024, the Company amortized approximately $794,000 and $1,424,000 of financing costs which have been included in “Interest” expense on the consolidated statements of operations. For the three and six months ended June 30, 2023, the Company paid approximately $150,000 of financing costs. For the three and six months ended June 30, 2023, the Company amortized approximately $429,000 and $867,000 of financing costs which have been included in Interest expense on the consolidated statements of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments. Such fees are deferred when received and recognized as earned over the applicable period.  For the three and six months ended June 30, 2024, the Company received approximately $811,000 and $1,431,000 of agent fees, respectively. During the three and six months ended June 30, 2024, approximately $711,000 and $1,327,000, respectively, of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the three and six months ended June 30, 2023, the Company received approximately $311,000 and $449,000 of agent

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
fees, respectively. During the three and six months ended June 30, 2023, approximately $302,000 and $554,000, respectively, of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations.
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
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax. For the three and six months ended June 30, 2024 the Company did not accrue U.S. federal excise tax.
The Company conducts certain of its activities through its wholly-owned subsidiaries, Twin Brook Equity XVIII Corp. and Twin Brook Equity XXXIII Corp., both of which are Delaware corporations. They are treated as corporations for United States federal income tax purposes and are subject to U.S. federal, state or local income tax. For the three and six months ended June 30, 2024, the Company accrued $32,000 current federal tax. For the three and six months ended June 30, 2024, the Company accrued approximately $(95,000) and $216,000 of deferred federal tax related to the corporations, which is included in “deferred federal tax provision” on the consolidated statements of operations. For the three and six months ended June 30, 2023, the Company accrued $0 current federal tax. For the three and six months ended June 30, 2023, the company accrued approximately $346,000 and $924,000 of deferred federal tax related to Twin Brook Equity XXXIII Corp., which is included in “deferred federal tax provision” on the consolidated statements of operations.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no tax penalties, and no interest associated with income taxes incurred through June 30, 2024.
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the three and six months ended June 30, 2024, the Company earned approximately $1,698,000 and $2,289,000, respectively, of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations. For the three and six months ended June 30, 2023, the Company earned approximately $29,000 and $705,000, respectively, of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations.
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
Investments at fair value and amortized cost consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$2,268,645	$2,266,885	$1,344,371	$1,343,692
Sponsor subordinated note	14	9	13	13
Investment in affiliated funds	64,345	69,913	50,235	54,714
Total investments	$2,333,004	$2,336,807	$1,394,619	$1,398,419

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
The industry composition of investments based on fair value as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
Aerospace and defense	0.1%	0.1%
Air freight and logistics	0.9%	1.5%
Auto components	3.3%	1.6%
Chemicals	1.8%	0.9%
Commercial services and supplies	2.7%	3.0%
Construction and engineering	3.0%	4.5%
Containers and packaging	3.5%	5.0%
Distributors	0.1%	0.2%
Diversified consumer services	5.4%	7.7%
Electrical equipment	2.0%	0.8%
Electronic equipment, instruments and components	0.6%	1.1%
Food and staples retailing	1.9%	2.8%
Food products	2.3%	3.8%
Gas utilities	0.1%	0.1%
Health care equipment and supplies	3.0%	3.5%
Health care providers and services	28.9%	29.0%
Health care technology	1.3%	2.2%
Household durables	3.8%	5.6%
Industrial Conglomerates	0.6%	1.1%
Internet and direct marketing retail	0.4%	0.8%
IT services	2.2%	1.5%
Leisure equipment and products	0.3%	0.2%
Leisure products	—%	0.1%
Life sciences tools and services	1.7%	0.1%
Machinery	4.5%	2.5%
Media	10.1%	8.7%
Metals and mining	0.1%	0.2%
Multiline retail	2.2%	—%
Multisector holdings	3.0%	3.9%
Pharmaceuticals	0.1%	0.1%
Personal products	0.1%	0.2%
Professional services	0.7%	1.1%
Real estate management and development	0.1%	0.2%
Semiconductors and semiconductor equipment	—%	0.1%
Software	2.8%	1.2%
Specialty retail	1.0%	1.0%
Trading companies and distributors	5.3%	3.5%
Water utilities	0.1%	0.1%
Total	100.0%	100.0%
As of June 30, 2024, 99.9% of investments held were based in the United States and 0.1% were based in Canada. As of December 31, 2023, 99.9% of investments held were based in the United States and 0.1% were based in Canada.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 4.  Fair Value of Investments
Fair Value Disclosures
The following table presents the fair value hierarchy of financial instruments as of June 30, 2024 and December 31, 2023:

	Assets at Fair Value as of June 30, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$2,266,885	$2,266,885
Sponsor subordinated note	—	—	9	9
Total	$—	$—	$2,266,894	$2,266,894
Investments measured at net asset value(1)				$69,913
Total financial instruments, at fair value				$2,336,807
(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	Liabilities at Fair Value as of June 30, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$(1,334)	$—	$(1,334)
Foreign currency forward contracts		(7)		$(7)
Total	$—	$(1,341)	$—	$(1,341)

	Assets at Fair Value as of December 31, 2023
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$1,343,692	$1,343,692
Sponsor subordinated note	—	—	13	13
Total	$—	$—	$1,343,705	$1,343,705
Investments measured at net asset value(1)				$54,714
Total financial instruments, at fair value				$1,398,419
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

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and six months ended June 30, 2024 and 2023:

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Level 3 Assets at Fair Value for the Three Months Ended June 30, 2024*
(Amounts in thousands)	Balance 4/1/2024	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 6/30/2024	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 6/30/2024
First lien senior secured debt	$1,768,175	$601,498	$(107,724)	$3,973	$230	$733	$2,266,885	$729
Sponsor subordinated note	13	—	—	—	—	(4)	9	—
Total	$1,768,188	$601,498	$(107,724)	$3,973	$230	$729	$2,266,894	$729

	Level 3 Assets at Fair Value for the Six Months Ended June 30, 2024*
(Amounts in thousands)	Balance 1/1/2024	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 6/30/2024	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 6/30/2024
First lien senior secured debt	$1,343,692	$1,052,342	$(135,489)	$7,191	$230	$(1,081)	$2,266,885	$(1,086)
Sponsor subordinated note	13	—	—	1	—	(5)	9	—
Total	$1,343,705	$1,052,342	$(135,489)	$7,192	$230	$(1,086)	$2,266,894	$(1,086)

	Level 3 Assets at Fair Value for the Three Months Ended June 30, 2023*
(Amounts in thousands)	Balance 4/1/2023	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 6/30/2023	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 6/30/2023
First lien senior secured debt	$851,253	$138,578	$(45,480)	$1,398	$—	$29	$945,778	$29
Total	$851,253	$138,578	$(45,480)	$1,398	$—	$29	$945,778	$29

	Level 3 Assets at Fair Value for the Six Months Ended June 30, 2023*
(Amounts in thousands)	Balance 1/1/2023	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 6/30/2023	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 6/30/2023
First lien senior secured debt	$797,019	$246,821	$(100,847)	$2,604	$(18)	$199	$945,778	$199
Total	$797,019	$246,821	$(100,847)	$2,604	$(18)	$199	$945,778	$199
*Gains and losses are included in their respective captions in the consolidated statements of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.
Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2024 and December 31, 2023. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Asset Class	Fair Value as of 6/30/24	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$1,564,471	Discounted cash flow	Yield	9.7% - 36.6%	11.7%	Decrease
	4,513	Market comparable	LTM Revenue multiple	0.6x - 1.2x	0.7x	Increase
Sponsor subordinated note	9	Market comparable	LTM EBITDA multiple	7.6x	7.6x	Increase
	$1,568,993

Asset Class	Fair Value as of 12/31/23	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$1,222,639	Discounted cash flow	Yield	9.6% - 25.9%	11.2%	Decrease
	4,044	Market comparable	Forward EBITDA multiple	9.1% - 39.4%	27.6%	Increase
Sponsor subordinated note	13	Market comparable	LTM EBITDA multiple	7.6%	7.6%	Increase
	$1,226,696
(1)Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
The Company’s other Level 3 investments, which represented $697,901,000 as of June 30, 2024 and $117,009,000 as of December 31, 2023, have been valued primarily using recent transactions. The significant unobservable input used in the discounted cash flow is the yield. The yield is used to discount the estimated future cash flows expected to be received from the underlying investment. The Company considers the portfolio company performance since close, the leverage used by the portfolio company relative to its total enterprise value and other risks associated with an investment in determining the yield. The significant unobservable inputs used in the market comparable valuation techniques include the next twelve months forward and latest twelve month (“LTM”) EBITDA (net income before net interest expense, income tax expense, depreciation and amortization) multiple. Forward or LTM EBITDA for comparable portfolio companies are multiplied by the portfolio companies most recent available EBITDA to derive the portfolio company fair value. Pricing models take into account the contractual terms of the financial instrument, as well as relevant inputs, including where applicable, equity prices, interest rate yield curves, credit curves, correlation, and the creditworthiness of the counterparty.
Note 5.  Debt
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations.
The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of June 30, 2024 and December 31, 2023, the asset coverage ratio was 204.3% and 224.2%, respectively.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
For the three and six months ended June 30, 2024 and 2023 the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Interest expense	$18,314	$9,196	$32,369	$16,450
Amortization of deferred financing costs	794	429	1,424	867
Change in unrealized from interest rate swaps designated for hedging (Note 6)	561	—	1,334	—
Total interest expense	$19,669	$9,625	$35,127	$17,317
Average interest rate	7.89%	7.46%	7.85%	7.30%
Average daily borrowings	$913,532	$414,790	$789,318	$386,850
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
From time to time, the Transferor expects to sell and/or contribute certain investments to the MSPV Borrower. Proceeds from the MSPV Credit Facility will be used to finance the origination and acquisition of loans by the MSPV Borrower, including the purchase of such assets from the Transferor. The Company retains a residual interest in assets contributed to or acquired by the MSPV Borrower through its ownership of the MSPV Borrower. The MSPV Borrower is subject to meet financial covenants under the MSPV Credit Facility agreement. As of June 30, 2024 and December 31, 2023, the MSPV Borrower was in compliance with all such covenants.
The MSPV Credit Facility has a maximum principal amount of $500 million, subject to availability under a borrowing base which consists primarily of commercial loans acquired by the MSPV Borrower from the Transferor, a wholly-owned subsidiary of the Company. The MSPV Borrower may, subject to the applicable prepayment premium, prepay the loans and/or terminate or reduce the revolving commitments under the MSPV Credit Facility at any time without penalty. The obligation of the lenders to make revolving commitments under the MSPV Credit Facility will terminate on June 17, 2027 (the “Reinvestment Period”) with a scheduled final maturity date of May 28, 2029. The revolving loans are subject to an interest rate, during the Reinvestment Period, of Term SOFR plus 2.20% per annum and thereafter, Term SOFR plus 2.70% per annum. Prior to May 28, 2024, when the MSPV Credit Facility was amended, the Reinvestment Period terminated on June 17, 2025, the final maturity date was June 17, 2027, and the revolving loans were subject to an interest rate of Term SOFR plus 2.50% per annum during the Reinvestment Period and Term SOFR plus 3.00% per annum during the period following the Reinvestment Period.

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

The ASPV Credit Facility is secured by all of the assets of the ASPV Borrower and a pledge of equity interests in the ASPV Borrower. The ASPV Borrower is subject to meet financial covenants under the ASPV Credit Facility agreement. As of June 30, 2024 and December 31, 2023, the ASPV Borrower was in compliance with all such covenants.

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

The Truist Credit Facility is guaranteed by Twin Brook Capital Funding XXXIII, LLC (the “Guarantor”), a direct and wholly owned subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future. The Truist Credit Facility is secured by all assets of the Company and the Guarantor. The Company is subject to meet financial covenants under the Truist Credit Facility agreement. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all such covenants.

As of June 30, 2024, there are approximately $202.0 million in borrowings outstanding on the ASPV Credit Facility, $200.0 million in borrowings outstanding on the MSPV Credit Facility and $218.4 million in borrowings outstanding on the Truist Credit Facility. Borrowings under the Company’s facilities are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

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

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
As of June 30, 2024, the Company was in compliance with all financial covenants and other requirements of each of the Tranche A Notes and Tranche B Notes.

Debt Securitizations

On May 30, 2024, the Company completed an approximately $445.0 million term debt securitization (the “CLO Transaction”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by a subsidiary of the Company, which is consolidated by the Company and subject to the Company’s overall asset coverage requirements. The secured notes issued in the CLO Transaction and the secured loan borrowed in the CLO Transaction were issued and incurred, as applicable, by Twin Brook CLO 2024-1 LLC (the “Issuer”), an indirect, wholly-owned, consolidated subsidiary of the Company, and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the Issuer.

The following table presents information on the secured notes and equity interests in the CLO Transaction:

	As of June 30, 2024
(Amounts in thousands)	Principal Outstanding	Interest Rate	Credit Rating
Class A Senior Secured Floating Rate Notes	$161,000	SOFR + 1.90%	AAA(sf)
Class A-L Senior Secured Floating Rate Loans	$100,000	SOFR + 1.90%	AAA(sf)
Class B Senior Secured Floating Rate Notes	$45,000	SOFR + 2.30%	AA(sf)
Class C Senior Secured Floating Rate Notes	$36,000	SOFR + 2.95%	A(sf)
Class D Senior Secured Floating Rate Notes	$27,000	SOFR + 4.95%	BBB(sf)
Equity Interests	$76,000	None	Not Rated
Total CLO Transaction	$445,000

The secured notes are scheduled to mature on July 20, 2036, unless redeemed by the Issuer, at the direction of the Adviser, serving as collateral manager, on any business day after July 20, 2026.

The Class A Notes, Class A-L Loans, Class B Notes, Class C Notes and Class D Notes (collectively, the “Secured Debt”) are the secured obligations of the Issuer and the Equity Interests are the unsecured obligations of Issuer. The Class A-L Loans may be exchanged by the lenders for Class A Notes at any time, subject to certain conditions under the indenture and related agreements. The indenture governing the CLO Transaction includes customary covenants and events of default.

As part of the CLO Transaction, an wholly owned subsidiary of the Company (the “Retention Holder”) sold and transferred certain middle market loans to the Issuer for the purchase price and other consideration set forth in a loan sale agreement and for future sales from the Retention Holder to the Issuer on an ongoing basis. Such loans constituted the initial portfolio of assets securing the Secured Debt. In connection with such sale and transfer, the Retention Holder made customary representations, warranties and covenants to the Issuer.

The Notes have not been, and will not be, registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

The Adviser serves as collateral manager to Issuer under a collateral management agreement and is entitled to receive fees for providing the services; however, the Adviser has waived its right to receive such fees but may rescind such waiver at any time.

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

As of June 30, 2024 and December 31, 2023, the Company did not have borrowings under Short-Term Financing Transactions.

Total debt consisted of the following as of June 30, 2024:

	As of June 30, 2024
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value(2)	Assets Pledged as Collateral(3)
ASPV Credit Facility	$300,000	$202,000	$24,142	$202,000	$337,266
MSPV Credit Facility	500,000	200,000	11,317	200,000	360,600
Truist Credit Facility	350,000	218,400	55,528	218,400	1,056,012
Tranche A Notes	90,000	90,000	—	89,776	—
Tranche B Notes	150,000	150,000	—	149,698	—
CLO Transaction	369,000	369,000	—	369,000	513,016
Total debt	$1,759,000	$1,229,400	$90,987	$1,228,874	$2,266,894
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
No person who is an officer, trustee, or employee of the Administrator or its affiliates and who serves as a trustee of the Company receives any compensation from the Company for his or her services as a trustee. However, the Company reimburses the Administrator (or its affiliates) for an allocable portion of the compensation paid by the Administrator or its affiliates to the Company’s officers who provide operational and administrative services, as well as their respective staffs and other professionals who provide services to the Company, who assist with the preparation, coordination and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to the Company (based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company). Trustees who are not affiliated with the Administrator receive compensation for their services and reimbursement of expenses incurred to attend meetings.
For the three and six months ended June 30, 2024, the Administrator charged approximately $363,000 and $595,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the three and six months ended June 30, 2023, the Administrator charged approximately $321,000 and $1,072,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

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
As of June 30, 2024 and December 31, 2023, the Company has approximately $1.8 million and $2.4 million, respectively, payable to the Adviser for organizational, offering and operating costs, which is included in “accrued expenses and other liabilities payable to affiliate” and “due to affiliate” on the statements of assets and liabilities.
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
For the three and six months ended June 30, 2024, the Company accrued approximately $3.4 million and $6.1 million, respectively, of base management fees payable to the Adviser. For the three and six months ended June 30, 2023, the Company accrued approximately $1.8 million and $3.4 million, respectively, of base management fees payable to the Adviser. As of June 30, 2024 and December 31, 2023, base management fees payable by the Company to the Adviser were approximately $3.4 million and $2.3 million, respectively.
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
For the three and six months ended June 30, 2024, the Company accrued approximately $4.8 million and $8.4 million, respectively, of income incentive fees. For the three and six months ended June 30, 2023, the Company accrued approximately $1.9 million and $3.6 million, respectively, of income incentive fees. As of June 30, 2024 and December 31, 2023, the Company had approximately $4.8 million and $2.8 million, respectively, of income incentive fees payable, respectively.
As of June 30, 2024, the Company had approximately $551,000 of accrued capital gains incentive fees, of which none were paid or payable to the Adviser. As of December 31, 2023, the Company had approximately $496,000 of capital gains incentive fees payable.

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
For the three and six months ended June 30, 2024, the Company accrued approximately $123,000 and $211,000, respectively, of Class S shareholder servicing and distribution fees, of which $87,000 and $149,000, respectively, of servicing fees were waived. For the three and six months ended June 30, 2024, the Company accrued approximately $1,000 of Class D shareholder servicing and distribution fees. For the three and six months ended June 30, 2023, the Company did not accrue servicing fees.

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

For the three and six months ended June 30, 2024 and 2023, no such Expense Payments were made by the Adviser.
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
Fair value for the three and six months ended June 30, 2024 and 2023, and transactions of the Company’s investments in affiliates were as follows:

	Investment in Affiliated Funds at Fair Value for the Three Months Ended June 30, 2024
(Amounts in thousands)	Fair Value as of April 1, 2024	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2024	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$62,105	$8,339	$(77)	$35	$(508)	$69,894	$—
Twin Brook Segregated Equity Holdings, LLC	21	—	—	—	(2)	19
Total non-controlled/affiliated investments	$62,126	$8,339	$(77)	$35	$(510)	$69,913	$—

	Investment in Affiliated Funds at Fair Value for the Six Months Ended June 30, 2024
(Amounts in thousands)	Fair Value as of January 1, 2024	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2024	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$54,697	$14,389	$(314)	$35	$1,087	$69,894	$—
Twin Brook Segregated Equity Holdings, LLC	17	—	—	—	2	19	—
Total non-controlled/affiliated investments	$54,714	$14,389	$(314)	$35	$1,089	$69,913	$—

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Investment in Affiliated Funds at Fair Value for the Three Months Ended June 30, 2023
(Amounts in thousands)	Fair Value as of April 1, 2023	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2023	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$33,380	$3,542	$(2)	$—	$1,644	$38,564	$—
Total non-controlled/affiliated investments	$33,380	$3,542	$(2)	$—	$1,644	$38,564	$—

	Investment in Affiliated Funds at Fair Value for the Six Months Ended June 30, 2023
(Amounts in thousands)	Fair Value as of January 1, 2023	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2023	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$27,468	$6,933	$(2)	$—	$4,165	$38,564	$—
Total non-controlled/affiliated investments	$27,468	$6,933	$(2)	$—	$4,165	$38,564	$—
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
For the three and six months ended June 30, 2024, the Company’s monthly average USD notional exposure to foreign currency forward contracts was approximately $1,391,000 and $1,521,000, respectively.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
The effect of foreign currency forward contracts on the consolidated statements of operations during the three and six months ended June 30, 2024 was as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net change in unrealized gain (loss) on foreign currency forward contracts	$(30)	$37
Realized (loss) on foreign currency forward contracts	46	14
The Company has not applied counterparty netting or collateral netting; as such, the amounts of cash collateral received and posted are not offset against the derivative assets and derivative liabilities in the consolidated statements of assets and liabilities.
There were no derivative transactions entered in to or outstanding for the three and six months ended June 30, 2023.
Hedging
The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship. For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument are recorded as interest expense and in the consolidated statements of operations.
The table below presents the impact to the consolidated statements of operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three and six months ended June 30, 2024 and the 2023:

(Amounts in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Financial Statement Location
Interest rate swaps	$(247)	$—	$(526)	$—	Interest expense
Hedged items	$526	$—	$526	$—	Interest expense

The table below presents the carrying value of unsecured borrowings as of June 30, 2024 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

Description	Carrying Value (Amounts in thousands)	Cumulative Hedging Adjustments (Amounts in thousands)
Tranche A Notes	$90,000	$(758)
Tranche B Notes	$150,000	$(576)

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

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
As of June 30, 2024 and December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	June 30, 2024	December 31, 2023
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$53	$53
626 Holdings Equity, LLC	51	118
A.P.A Industries, LLC	1,523	1,523
Abrasive Technology Intermediate, LLC	97	97
ACES Intermediate, LLC	7,114	7,114
Advanced Lighting Acquisition, LLC	324	324
ADVI Health, LLC	1,062	1,062
Advocate RCM Acquisition Corp	2,902	2,902
AEP Passion Intermediate Holdings, Inc.	9	16
AFC Industries, Inc.	59	4,628
Affinitiv, Inc.	248	248
Agility Intermediate, Inc.	53	53
AHR Intermediate, Inc	6,286	7,072
Alcresta Buyer, Inc.	16,797	—
Alliance Environmental Group, LLC	12	3
ALM Media, LLC	2,274	971
Altamira Material Solutions, LP	26	37
AM Buyer, LLC	95	95
American Family Care, LLC	5,977	—
Answer Acquisition, LLC	759	9
Apex Dental Partners, LLC	135	167
Aptitude Health Holdings, LLC	267	214
Aquatic Sales Solutions, LLC	70	70
ASC Ortho Management, LLC	17	57
Ascend Plastic Surgery Partners MSO LLC	24,879	—
Ascent Lifting, Inc.	2,500	2,500
ASP Global Acquisition, LLC	421	485
AvCarb, LLC	38	38
Banner Buyer, LLC	296	370
Barkley, LLC	2,300	2,300
BBG Intermediate Holdings, Inc.	4	4
BCI Burke Holding Corp.	185	185
Beacon Oral Specialists Management LLC	188	188
Beghou Consulting, LLC	2,120	2,714
Behavior Frontiers, LLC	1,344	38
Benefit Plan Administrators of Eau Claire, LLC	1,710	6,122
Bestop, Inc	13,854	—
Bio Agri Mix Holdings Inc.	85	87
BPCP EE Intermedco LLC	3,387	3,387
BPCP NSA Intermedco, Inc	16,372	—
BPCP WLF Intermedco LLC	7,538	7,876

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	June 30, 2024	December 31, 2023
Brightview, LLC	13	—
BSC Top Shelf Blocker LLC	2,256	—
Bulk Lift International, LLC	1,672	1,801
Canadian Orthodontic Partners Corp.	42	23
CAP KSI Holdings LLC	12,762	—
Certified Collision Group Acquisition Corp	19	19
Champion Motorsports Group, LLC	56	56
Change Academy at Lake of the Ozarks, LLC	2,064	2,556
CL Services Acquisition, LLC	11,674	4,976
Community Care Partners, LLC	38	31
Copperweld Group, Inc.	139	139
Cosmetic Solutions, LLC	252	344
CPS HVAC Group, LLC	8	141
CPS Power Buyer, LLC	3,673	4,348
CR Services Intermediate, LLC	94	101
Custom Agronomics Holdings, LLC	1,965	2,161
DealerOn Inc.	314	314
Dermatology Medical Partners OpCo, LLC	9	9
Diamondback Buyer, LLC	26	56
DNS IMI Acquisition Corp	42	42
Domino Equipment Company, LLC	31	66
Double E Company, LLC	783	2,167
Dykstra's Auto, LLC	94	112
Edko Acquisition, LLC	26	38
EH Management Company, LLC	38	26
Empire Equipment Company, LLC	439	439
EMSAR Acquisition LLC	13	13
Endodontic Practice Partners, LLC	14,951	5,415
Engelman Baking Co., LLC	—	200
E-Phoenix Acquisition Co. Inc.	75	75
ERG Buyer, LLC	2,763	—
Esquire Deposition Solutions, LLC	2,053	3,061
Ever Fresh Fruit Company, LLC	3,203	1,380
Exclusive Concepts, LLC	30	2,880
Fastlap, LLC	16,386	—
Flourish Research Acquisition, LLC	1,197	3,433
Formulated Buyer, LLC	86	234
Franchise Fastlane, LLC	15	15
FreshAddress, LLC	30	30
FYZICAL Buyer, LLC	2,439	—
GENIUS BIDCO LLC	8,231	—
Geriatric Medical and Surgical Supply, LLC	248	248
Gold Medal Holdings, Inc.	4,082	5
Golden Bear PT Partners, LLC	22	22
GPSTrackit Holdings, LLC	3,708	—

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	June 30, 2024	December 31, 2023
GS XX Corporation	2,381	—
Green Monster Acquisition, LLC	—	11
Guardian Dentistry Practice Management, LLC	4,188	4
H2 Holdco, Inc.	23,057	7,349
HEC Purchaser Corp.	7,059	—
Helpware, Inc.	3,374	3,880
Highland Acquisition, Inc.	341	30
HLSG Intermediate, LLC	16	239
Home Brands Group Holdings, Inc.	48	48
HTI Intermediate, LLC	3,613	—
Hultec Buyer, LLC	3,680	2,819
Hydromax USA, LLC	228	228
Icelandirect, LLC	6	6
Icreon Holdings, LLC	1,071	803
IMA Group Management Company, LLC	188	201
Industrial Air Flow Dynamics, Inc.	2,537	2,537
Infolinks Media Buyco, LLC	38	38
Innovative FlexPak, LLC	125	—
IPC Pain Acquisition, LLC	1,140	2,240
Ironhorse Purchaser, LLC	3,779	2,471
ISSA, LLC	50	131
ITSavvy LLC	2,012	2,012
Johns Byrne LLC	4,039	4,039
Juniper Landscaping Holdings LLC	4,324	7,099
K-1 Packaging Group, LLC.	6,748	6,748
Kaizen Auto Care, LLC	152	—
Kalkomey Enterprises, LLC	—	77
Kittyhawk, Inc	3,571	—
Kwalu, LLC	5,061	5,061
Lawn Care Holdings Purchaser, Inc	828	4,506
Leonard Group, Inc.	234	234
Load One Purchaser Corporation	9,787	9,787
MacKenzie Childs Acquisition, Inc.	1,799	1,799
MacNeill Pride Group Corp.	215	332
Mad Rose Company, LLC	395	395
Main Street Gourmet, LLC	26	38
Mattco Forge, Inc.	506	506
Medical Technology Associates, Inc.	1,966	1,966
MetaSource, LLC	39	94
Millennia Patient Services, LLC	53	53
Montway LLC	150	150
MRC Keeler Acquisition, LLC	150	150
MWEC Management, LLC	2,609	2,606
My Buyer, LLC	5,499	—
Nasco Healthcare Inc.	2,242	3,322

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	June 30, 2024	December 31, 2023
NEFCO Holding Company, LLC	8,560	6,316
Nelson Name Plate Company	81	90
Network Partners Acquisition, LLC	38	150
NH Kronos Buyer, Inc.	12,705	12,705
Nimlok Company, LLC	320	320
NTM Acquisition Corp	1,176	1,176
NutriScience Innovations, LLC	131	131
Optimized Marketing Acquisition, LLC	1,861	1,861
Outerbox, LLC	6,357	—
P and R Dental Strategies, LLC	20	23
Palmetto Technology Group, LLC	14,142	—
Peak Dental Services, LLC	—	38
Peak Investment Holdings, LLC	404	404
Peninsula MMGY Corporation	3,691	3,691
Pentec Acquisition Corp.	—	75
PHGP MB Purchaser, Inc.	41	88
Pink Lily Holdings, LLC	63	63
Polycorp Ltd	18,583	—
PPW Acquisition, LLC	24	30
PRA Acquisition, LLC	56	56
Premier Early Childhood Education Partners LLC	5,350	9,570
PRM Management Company, LLC	1,969	—
Purpose Home Health Acquisition, LLC	10,054	1,956
Qin's Buffalo, LLC	6,125	105
Quality Liaison Services of North America, Inc	1,629	1,629
Raneys, LLC	3,781	4,825
Reliable Medical Supply LLC	792	112
Renovation Systems, LLC	1,528	1,719
Revival Animal Health, LLC	105	34
RKD Group, LLC	6,872	4,905
RMS Health Care Management, LLC	1,584	3,018
Rose Paving, LLC	717	4,319
RQM Buyer, Inc.	116	165
RTP Acquisition, LLC	—	38
Sage Dental Management, LLC	3,802	49
SAMGI Buyer, Inc.	138	138
SASE Company, LLC	—	20
SCA Buyer, LLC	84	—
SCP Beverage Buyer, LLC	9	25
SCP ENT and Allergy Services, LLC	256	256
Shasta Buyer, LLC	2,199	2,081
ShiftKey, LLC	110	110
Signature Dental Partners LLC	15,580	—
Silver Falls MSO, LLC	12	79
SimiTree Acquisition LLC	128	137

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	June 30, 2024	December 31, 2023
SIMKO Merger Sub, LLC	4,839	6,818
Sixarp, LLC	6,912	6,912
Soccer Post Acquisition, LLC	1,779	1,856
Southeast Primary Care Partners, LLC	225	225
Southern Orthodontic Partners Management, LLC	8,138	92
Southern Sports Medicine Partners, LLC	27	35
Spear Education Holdings, LLC	7,290	4,463
Spectrum Solutions, LLC	240	267
SPG Holdco, LLC	2,070	2,070
Star Dental Partners LLC	5,792	11,806
Starwest Botanicals Acquisition, LLC	—	96
Stax Holding Company, LLC	60	60
Steel City Wash, LLC	16	16
Storm Smart Buyer LLC	92	105
Sun Orchard, LLC	5,336	5,336
Surplus Solutions, LLC	1,505	1,771
Teel Plastics, LLC	324	324
The Channel Company, LLC	29	45
The Chempetitive Group, LLC	13,919	—
Trademark Global, LLC	18	18
Treat Planet Acquisition, LLC	1,965	1,965
Triad Technologies, LLC	332	332
TruBlue LLC	3,761	—
TSR Concrete Coatings, LLC	537	1,534
U.S. Urology Partners, LLC	1,401	1,401
United Land Services Opco Parent, LLC	259	259
Universal Pure, LLC	2,640	5,139
US Foot and Ankle Specialists, LLC	2,699	439
USALCO, LLC	59	59
USSC Holding Corp	23,856	—
Vanguard Packaging, LLC	4,408	535
Varsity DuvaSawko Operating Corp.	4,497	537
Varsity Rejuvenate Partners, LLC	8,377	8,377
Vehicle Accessories, Inc.	818	38
VetEvolve Holdings, LLC	11,747	14,699
Vital Care Buyer, LLC	11,618	580
WCI Volt Purchaser, LLC	2,249	2,249
Western Veterinary Partners, LLC	24	24
Westminster Cracker Company, Inc.	1,426	1,534
White Label Communications, LLC	1,534	1,534
Wolf Gordon Inc	3,809	—
WTWH Buyer, LLC	1,638	1,638
Yard-Nique, Inc	5,713	6,030

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	June 30, 2024	December 31, 2023
Zipline Logistics, LLC	5,438	6,214
Total unfunded portfolio company commitments	$621,425	$324,051
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings during the normal course of business. As of June 30, 2024, management was not aware of any material pending or threatened litigation.
Note 9.  Net Assets
Equity Issuances

As of June 30, 2024 and December 31, 2023, the Company had 50,347,937 and 31,438,430, respectively, shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	8,146,223	$206,631	17,183,789	$436,398
Share transfers between classes	19,456	495	19,456	495
Distributions reinvested	196,973	5,020	356,714	9,080
Repurchased shares, net of early repurchase reduction	—	—	(19,539)	(487)
Net increase (decrease)	8,362,652	$212,146	17,540,420	$445,486

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	700,503	$17,811	1,316,269	$33,464
Share transfers between classes	(4,112)	(105)	(4,112)	(105)
Distributions reinvested	30,867	785	59,556	1,514
Net increase (decrease)	727,258	$18,491	1,371,713	$34,873

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	5,530	$141	30,306	$771
Share transfers between classes	(15,344)	(390)	(15,344)	(390)
Distributions reinvested	721	15	1,508	35
Net increase (decrease)	(9,093)	$(234)	16,470	$416

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	1,921,844	$49,325	2,227,236	$57,140
Distributions reinvested	11,162	284	11,162	284
Net increase (decrease)	1,933,006	$49,609	2,238,398	$57,424
Dividends
The following table reflects dividends declared on common shares during the six months ended June 30, 2024 and 2023:

For the Six Months Ended June 30, 2024
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2300	$7,355
February 26, 2024	February 29, 2024	March 31, 2024	$0.2300	$7,809
March 28, 2024	March 31, 2024	April 30, 2024	$0.2300	$9,064
April 27, 2024	April 30, 2024	May 31, 2024	$0.2300	$9,566
May 28, 2024	May 31, 2024	June 30, 2024	$0.2300	$9,937
June 27, 2024	June 30, 2024	July 31, 2024	$0.2300	$10,987

For the Six Months Ended June 30, 2024
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2246	$329
February 26, 2024	February 29, 2024	March 31, 2024	$0.2250	$363
March 28, 2024	March 31, 2024	April 30, 2024	$0.2246	$410
April 27, 2024	April 30, 2024	May 31, 2024	$0.2248	$439
May 28, 2024	May 31, 2024	June 30, 2024	$0.2246	$531
June 27, 2024	June 30, 2024	July 31, 2024	$0.2248	$575

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

For the Six Months Ended June 30, 2024
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2246	$3
February 26, 2024	February 29, 2024	March 31, 2024	$0.2250	$11
March 28, 2024	March 31, 2024	April 30, 2024	$0.2246	$12
April 27, 2024	April 30, 2024	May 31, 2024	$0.2248	$10
May 28, 2024	May 31, 2024	June 30, 2024	$0.2246	$10
June 27, 2024	June 30, 2024	July 31, 2024	$0.2248	$6

For the Six Months Ended June 30, 2023
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
March 27, 2023	March 31, 2023	April 28, 2023	$0.1800	$3,825
April 26, 2023	April 28, 2023	May 31, 2023	$0.1800	$4,019
May 25, 2023	May 31, 2023	June 30, 2023	$0.1800	$4,103
June 27, 2023	June 30, 2023	July 28, 2023	$0.1800	$4,173

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

The following table presents the share repurchases completed during the six months ended June 30, 2024:

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

During the six months ended June 30, 2023, no shares were repurchased.

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

All of the dividends declared during the six months ended June 30, 2024 and 2023 were derived from ordinary income, as determined on a tax basis. Taxable income is an estimate and is not fully determined until the Company's tax return is filed.

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
(1)Other assets include a $2 million waiver receivable from AGTB’s adviser for operating expenses.
Note 11.  Income Taxes
Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. There were $776,000 and $1,366,000 of permanent book-to-tax differences for the three and six months ended June 30, 2024. In addition, there were $1,186,000 and $2,552,000 of permanent book-to-tax differences for the three and six months ended June 30, 2023.

Note 12.  Financial Highlights
The following are financial highlights for a common share outstanding for Class I, S, and D for the six months ended June 30, 2024 and 2023.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

(Amounts in thousands, except share and per share amounts)	Six Months Ended June 30, 2024
	Class I	Class S*	Class D*
Per share data:
Net asset value, beginning of period	$25.41	$25.41	$25.41
Net investment income (loss)(1)	1.41	1.38	1.38
Net realized and unrealized gain (loss)(2)	0.01	0.01	0.01
Total from operations	1.42	1.39	1.39
Dividends declared	(1.38)	(1.35)	(1.35)
Total increase (decrease) in net assets	0.04	0.04	0.04
Net asset value, end of period	$25.45	$25.45	$25.45
Shares outstanding, end of period	47,765,958	2,552,923	29,056
Total return(3)(12)	5.7%	5.6%	5.6%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	10.1%	10.4%	10.4%
Ratio of total net operating expenses to average net assets(4)(5)(7)	0.6%	0.6%	0.6%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(9)	11.2%	10.9%	10.9%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	11.1%	10.9%	10.8%
Net assets, end of period	$1,215,466	$64,962	$739
Weighted average shares outstanding	39,569,758	1,959,048	34,071
Portfolio turnover rate(10)	7.6%	7.6%	7.6%
Asset coverage ratio(11)	204.3%	204.3%	204.3%
*Class S inception date on October 1, 2023; Class D inception date on December 1, 2023.

AG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

(Amounts in thousands, except share and per share amounts)	Six Months Ended June 30, 2023
Class I
Per share data:
Net asset value, beginning of period	$25.25
Net investment income (loss)(1)	1.02
Net realized and unrealized gain (loss)(2)	0.20
Total from operations	1.22
Dividends declared	(0.72)
Total increase (decrease) in net assets	0.50
Net asset value, end of period	$25.75
Shares outstanding, end of period	23,183,428
Total return(3)(12)	4.9%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	5.6%
Ratio of total net operating expenses less interest and tax expense to average net assets(4)(5)(7)	0.6%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(8)	4.2%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	4.0%

Net assets, end of period	$596,869
Weighted average shares outstanding	21,890,401
Portfolio turnover rate(10)	11.2%
Asset coverage ratio(11)	241.0%
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
(6)Ratio of total expenses to average net assets is computed using total expenses net of waivers from the Administrator, if applicable. Included in total expenses are incentive fees of 0.8%, as a percent of average net assets for the six months ended June 30, 2024 for Class I, Class S, and Class D. Additionally, included in total expenses for the six months ended June 30, 2023 are incentive fees of 0.7%. The impact of the waiver included in total expenses net of waivers was 0.3% for Class S shares and was not applicable to Class D or Class I shares for the six months ended June 30, 2024. There were no waivers for the six months ended June 30, 2023.
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

Subsequent Subscriptions and Dividend Declarations

The Company received approximately $31 million of net proceeds, inclusive of distributions reinvested through the Company’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective July 1, 2024. Additionally, the Company received approximately $37 million of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective August 1, 2024.

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2024, the Adviser has voluntarily agreed to pay up to 0.25% of the shareholder servicing and/or distribution fee for the period between October 1, 2024 through September 30, 2025 on Class S shares sold in the Company’s continuous offering of Common Shares.

On July 24, 2024, the Company’s Board declared net distributions of $0.2300, $0.2246, and $0.2246 per Class I share, Class S share, and Class D share, respectively, payable on August 28, 2024 to shareholders of record as of July 31, 2024.

On August 9, 2024, ASPV Borrower entered into Amendment No. 1 to Loan, Security and Collateral Management Agreement (the “First Amendment”), by and among ASPV Borrower, as borrower, AGTB Fund Manager, LLC, as the collateral manager, Ally Bank, as administrative agent, and swingline lender, Western Alliance Trust Company, N.A., as the collateral custodian, and the lenders from time to time party thereto, which amends the Loan, Security and Collateral Management Agreement dated as of December 13, 2022.

The First Amendment amends the ASPV Credit Facility to, among other things: (i) increase the initial maximum principal amount from $300 million to $500 million, subject to availability under a borrowing base, (ii) reduce the interest rate on revolving loans from daily simple SOFR plus 2.875% per annum to daily simple SOFR plus 2.40% per annum and (iii) extend the termination date of the lenders’ obligation to make revolving commitments under the ASPV Credit Facility from December 12, 2025 to August 9, 2027 and extend the final scheduled maturity date from December 12, 2027 to August 9, 2029.

Effective July 26, 2024, the Company repurchased 38,837 shares for $968,502, net of Early Repurchase Deductions, when applicable.

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

Our debt investment portfolio consists of primarily floating rate loans. As of June 30, 2024, 99.9% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as Term SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.
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

Leverage
In accordance with the 1940 Act, we can borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations. We may from time to time increase the size of our existing credit facilities, enter into new credit facilities or issue new debt securities. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of June 30, 2024, we had borrowings of $1,228.9 million outstanding at an average all-in rate of 7.82%, which is included in debt on the consolidated statements of assets and liabilities. As of December 31, 2023, the Company had borrowings of $643.0 million outstanding at an average all-in rate of 7.96%. We incurred approximately $18.3 million and $32.4 million and $9.2 million and $16.5 million of interest and unused commitment fees for the three and six months ended June 30, 2024 and 2023, respectively, which is included in interest expense on the consolidated statements of operations. The carrying values of borrowings outstanding under the debt facilities approximate fair value. See Note 5 to the consolidated financial statements for information on the Company’s debt.
Portfolio and Investment Activity
As of June 30, 2024, based on fair value, our portfolio consisted of 97.01% first lien senior secured debt investments and 2.99% investments in affiliated funds that hold our equity co-investments. As of December 31, 2023, based on fair value, our portfolio consisted of 96.09% first lien senior secured debt investments and 3.91% investments in affiliated funds that hold our equity co-investments.
As of June 30, 2024, we had investments in 217 portfolio companies with an aggregate fair value of $2.3 billion. As of December 31, 2023, we had investments in 195 portfolio companies with an aggregate fair value of $1.4 billion.
Our investment activity for the three months ended June 30, 2024 and 2023 is presented below (information presented herein is at par value unless otherwise indicated).

(Amounts in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$779,918	$126,498
Investment in affiliated funds	8,339	3,542
Total principal amount of investments committed	$788,257	$130,040
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(92,880)	$(46,651)
Investment in affiliated funds	(77)	(2)
Total principal amount of investments sold or repaid	$(92,957)	$(46,653)
New debt investments(1):
New commitments	$311,661	$110,983
Number of new commitments in new portfolio companies(2)	12	6
Average new commitment amount	$25,972	$18,497
Weighted average term for new commitments (in years)	4.9	4.6
Percentage of new commitments at floating rates	100.0%	100.0%
Percentage of new commitments at fixed rates	—%	—%
(1)Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2)Number of new debt investment commitments represent commitments to a particular portfolio company.
As of June 30, 2024 and December 31, 2023 our investments consisted of the following:

June 30, 2024	December 31, 2023

(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$2,268,645	$2,266,885	$1,344,371	$1,343,692
Sponsor subordinated note	14	9	13	13
Investment in affiliated funds	64,345	69,913	50,235	54,714
Total investments	$2,333,004	$2,336,807	$1,394,619	$1,398,419

The table below describes investments by industry composition based on fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Aerospace and defense	0.1%	0.1%
Air freight and logistics	0.9%	1.5%
Auto components	3.3%	1.6%
Chemicals	1.8%	0.9%
Commercial services and supplies	2.7%	3.0%
Construction and engineering	3.0%	4.5%
Containers and packaging	3.5%	5.0%
Distributors	0.1%	0.2%
Diversified consumer services	5.4%	7.7%
Electrical equipment	2.0%	0.8%
Electronic equipment, instruments and components	0.6%	1.1%
Food and staples retailing	1.9%	2.8%
Food products	2.3%	3.8%
Gas utilities	0.1%	0.1%
Health care equipment and supplies	3.0%	3.5%
Health care providers and services	28.9%	29.0%
Health care technology	1.3%	2.2%
Household durables	3.8%	5.6%
Industrial Conglomerates	0.6%	1.1%
Internet and direct marketing retail	0.4%	0.8%
IT services	2.2%	1.5%
Leisure equipment and products	0.3%	0.2%
Leisure products	—%	0.1%
Life sciences tools and services	1.7%	0.1%
Machinery	4.5%	2.5%
Media	10.1%	8.7%
Metals and mining	0.1%	0.2%
Multiline retail	2.2%	—%
Multisector holdings	3.0%	3.9%
Pharmaceuticals	0.1%	0.1%
Personal products	0.1%	0.2%
Professional services	0.7%	1.1%
Real estate management and development	0.1%	0.2%
Semiconductors and semiconductor equipment	—%	0.1%
Software	2.8%	1.2%
Specialty retail	1.0%	1.0%
Trading companies and distributors	5.3%	3.5%
Water utilities	0.1%	0.1%

Total	100.0%	100.0%

As of June 30, 2024, 99.9% of our investments were based in the United States and 0.1% were based in Canada. As of December 31, 2023, 99.9% of our investments were based in the United States and 0.1% were based in Canada.
The weighted average yields and interest rates of our funded debt investments as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Weighted average total yield of funded debt investments at cost (1)	11.5%	11.7%
Weighted average total yield of funded debt investments at fair value(1)	11.5%	11.7%
Weighted average spread over reference rates of all floating rate funded debt investments	6.0%	5.4%
(1)Calculated using actual interest rates in effect as of June 30, 2024 and December 31, 2023 based on borrower elections.
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
The following table shows the composition of our debt investments on the A to F rating scale as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$—	—	$—	—
B	2,207,868	97.5%	1,306,541	97.2%
C	50,438	2.2%	32,215	2.4%
D	5,200	0.2%	2,461	0.2%
E	3,379	0.1%	2,476	0.2%
F	—	—	—	—
Total	$2,266,885	100.0%	$1,343,693	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,265,399	99.9%	$1,344,384	100.0%
Non-accrual	3,260	0.1%	—	—
Total	$2,268,659	100.0%	$1,344,384	100.0%

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

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the AGTB Transaction:

Amounts (in thousands)
Total purchase price:	$194,199

Assets acquired:
Investments, at fair value (amortized cost of 185,876)	186,264
Cash	15,567
Accrued interest receivable	2,396
Other assets(1)	2,164
Total assets acquired	206,391
Liabilities assumed:
Distribution payable	9,726
Other liabilities	3,216
Total liabilities assumed	12,942
Net assets acquired	$193,449
Total purchase premium (transaction costs)	$750
(1)Other assets include a $2 million waiver receivable from AGTB’s Adviser for operating expenses.

Results of Operations
The following table represents the operating results for the three and six months ended June 30, 2024, and 2023:

(Amounts in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Total investment income	$63,719	$28,643	$112,481	$53,710
Less: expenses and taxes	30,172	16,282	53,842	$31,386
Net investment income (loss)	33,547	12,361	58,639	22,324
Net realized gain (loss)	311	—	279	(18)
Net change in unrealized gain (loss)	189	1,673	40	4,364
Net increase (decrease) in net assets resulting from operations	$34,047	$14,034	$58,958	$26,670
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income for the three and six months ended June 30, 2024, and 2023, were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Interest	$60,839	$28,253	$107,587	$52,350
Payment-in-kind interest	471	59	1,278	101
Other	2,409	331	3,616	1,259
Total investment income	$63,719	$28,643	$112,481	$53,710

Increases in interest and other investment income were driven by deployment of capital, rising interest rates and an increase in investment activity. Total investments as of June 30, 2024 were $2.3 billion as compared to $984 million as of June 30, 2023.

Expenses
Expenses for the three and six months ended June 30, 2024, and 2023, were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Interest	$19,669	$9,625	$35,127	$17,317
Income incentive fees	4,807	1,915	8,390	3,585
Management fees	3,437	1,770	6,084	3,410
Professional fees	531	721	1,085	1,273
Offering costs	377	836	716	1,618
Other	458	357	618	643
Insurance fees	308	23	461	112
Accounting fees	141	114	310	272
Trustees' fees	45	45	90	89
Distribution and shareholder servicing fees:
Class D	1	—	1	—
Class S	123	—	211	—
Administrative fees	363	321	595	1,072
Organizational costs	—	—	—	528
Capital gains incentive fees	62	209	55	543
Total expenses	$30,322	$15,936	$53,743	$30,462
Distribution and shareholder servicing fees waived	(87)	—	(149)	—
Net expenses	$30,235	$15,936	$53,594	$30,462
Increases in interest and other expenses were driven by the Company’s continued deployment of capital, rising interest rates and an increase in investment activity and leverage.
Increases in incentive fees are correlated to an increase in results from operations. For the three and six months ended June 30, 2024, there were net increases in net assets resulting from operations of $34.0 million and $59.0 million, driving the increase in incentive fees, compared to the three and six months ended June 30, 2023, there were net increases in net assets resulting from operations of $14.0 million and $26.7 million. Increases in management fees were driven by the increase in net assets during the periods presented. The increase in net assets was primarily driven by net capital activity.

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
For the three and six months ended June 30, 2024, the Administrator charged approximately $363,000 and $595,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the three and six months ended June 30, 2023, the Administrator charged approximately $321,000 and $1,072,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

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
Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the three and six months ended June 30, 2024 and 2023, we did not accrue U.S. federal excise tax.

We conduct certain activities through our wholly-owned subsidiaries, Twin Brook Equity XVIII Corp., and Twin Brook Equity XXXIII Corp., both of which are Delaware corporations. They are treated as corporations for United States federal income tax purposes and are subject to U.S. federal, state or local income tax. For the three and six months ended June 30, 2024 and 2023, the Company accrued $32,000 current federal tax. For the three and six months ended June 30, 2024 and 2023 the Company accrued approximately $(95,000), $216,000, $346,000 and $924,000, respectively, of deferred federal tax related to the corporations, which is included in “deferred federal tax provision” on the consolidated statements of operations.
Net Change in Unrealized Gains (Losses) on Investment Transactions
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2024 and 2023, net unrealized gains (losses) on our investment transactions were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Investments	219	1673	3	4364
Foreign currency forward contracts	(30)	—	37	—
Net change in unrealized gain (loss) on investment transactions	$189	$1,673	$40	$4,364
For the three months ended June 30, 2024, the net unrealized gains from investments were primarily driven by changes in market conditions since March 31, 2024.
Net Realized Gains (Losses) on Investment Transactions
The realized gains and losses on fully and partially exited portfolio companies during the three and six months ended June 30, 2024 and 2023, were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Non-controlled, non-affiliated investments	$230	$—	$230	$(18)
Non-controlled, affiliated investments	35	—	35	—
Foreign currency forward contracts	46	—	14	—
Net realized gain (loss) on investments	$311	$—	$279	$(18)

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
We may from time to time increase the size of our existing credit facilities. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. There were $1,228.9 million outstanding borrowings as of June 30, 2024. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of June 30, 2024, taken together with our available debt capacity of $91.0 million, is expected to be sufficient for our investing activities and to conduct our operations.
As of June 30, 2024 we had $178.5 million in cash. During the six months ended June 30, 2024, we used $880.0 million in cash for operating activities, primarily as a result of funding portfolio investments of $1,066.7 million and partially offset by other operating activities of $186.8 million. Net cash provided by financing activities was $995.8 million during the period, primarily the result of proceeds from the issuance of common shares and debt borrowings.
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
As of June 30, 2024, the Company had 50,347,937 shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	8,146,223	$206,631	17,183,789	$436,398
Share transfers between classes	19,456	495	19,456	495
Distributions reinvested	196,973	5,020	356,714	9,080
Repurchased shares, net of early repurchase reduction	—	—	(19,539)	(487)
Net increase (decrease)	8,362,652	$212,146	17,540,420	$445,486

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	700,503	$17,811	1,316,269	$33,464
Share transfers between classes	(4,112)	(105)	(4,112)	(105)
Distributions reinvested	30,867	785	59,556	1,514
Net increase (decrease)	727,258	$18,491	1,371,713	$34,873

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	5,530	$141	30,306	$771
Share transfers between classes	(15,344)	(390)	(15,344)	(390)
Distributions reinvested	721	15	1,508	35
Net increase (decrease)	(9,093)	$(234)	16,470	$416

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	1,921,844	$49,325	2,227,236	$57,140
Distributions reinvested	11,162	284	11,162	284
Net increase (decrease)	1,933,006	$49,609	2,238,398	$57,424

Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for the common shares during the six months ended June 30, 2024:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2024	$25.43	$25.43	$25.43
February 29, 2024	$25.43	$25.43	$25.43
March 31, 2024	$25.40	$25.40	$25.40
April 30, 2024	$25.43	$25.43	$25.43
May 31, 2024	$25.44	$25.44	$25.44
June 30, 2024	$25.45	$25.45	$25.45

Dividends
We plan to make monthly dividends at the Board’s discretion, starting with the first monthly distribution declared in March 2023. The following table reflects dividends declared on common shares during the six months ended June 30, 2024.

For the Six Months Ended June 30, 2024
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2300	$7,355
February 26, 2024	February 29, 2024	March 31, 2024	$0.2300	$7,809
March 28, 2024	March 31, 2024	April 30, 2024	$0.2300	$9,064
April 27, 2024	April 30, 2024	May 31, 2024	$0.2300	$9,566
May 28, 2024	May 31, 2024	June 30, 2024	$0.2300	$9,937
June 27, 2024	June 30, 2024	July 31, 2024	$0.2300	$10,987

For the Six Months Ended June 30, 2024
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2246	$329
February 26, 2024	February 29, 2024	March 31, 2024	$0.2250	$363
March 28, 2024	March 31, 2024	April 30, 2024	$0.2246	$410
April 27, 2024	April 30, 2024	May 31, 2024	$0.2248	$439
May 28, 2024	May 31, 2024	June 30, 2024	$0.2246	$531
June 27, 2024	June 30, 2024	July 31, 2024	$0.2248	$575

For the Six Months Ended June 30, 2024
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2246	$3
February 26, 2024	February 29, 2024	March 31, 2024	$0.2250	$11
March 28, 2024	March 31, 2024	April 30, 2024	$0.2246	$12
April 27, 2024	April 30, 2024	May 31, 2024	$0.2248	$10
May 28, 2024	May 31, 2024	June 30, 2024	$0.2246	$10
June 27, 2024	June 30, 2024	July 31, 2024	$0.2248	$6

The following table reflects dividends declared on common shares for the six months ended June 30, 2023:

For the Six Months Ended June 30, 2023
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
March 27, 2023	March 31, 2023	April 28, 2023	$0.1800	$3,825
April 26, 2023	April 28, 2023	May 31, 2023	$0.1800	$4,019
May 25, 2023	May 31, 2023	June 30, 2023	$0.1800	$4,103
June 27, 2023	June 30, 2023	July 28, 2023	$0.1800	$4,173

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

All of the dividends declared for the three and six months ended June 30, 2024 and 2023 and were derived from ordinary income, as determined on a tax basis. Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

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

The following table presents the share repurchases completed during the six months ended June 30, 2024:

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

During the six months ended June 30, 2023, no shares were repurchased.

Debt
In accordance with the 1940 Act, we can borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations.
For the three and six months ended June 30, 2024 and 2023, the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Interest expense	$18,314	$9,196	$32,369	$16,450
Amortization of deferred financing costs	794	429	1,424	867
Change in unrealized from interest rate swaps designated for hedging (Note 6)	561	—	1,334	—
Total interest expense	$19,669	$9,625	$35,127	$17,317
Average interest rate	7.89%	7.46%	7.85%	7.30%
Average daily borrowings	$913,532	$414,790	$789,318	$386,850
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
From time to time, the Transferor expects to sell and/or contribute certain investments to the MSPV Borrower. Proceeds from the MSPV Credit Facility will be used to finance the origination and acquisition of loans by the MSPV Borrower, including the purchase of such assets from the Transferor. The Company retains a residual interest in assets contributed to or acquired by the MSPV Borrower through its ownership of the MSPV Borrower. The MSPV Borrower is subject to meet financial covenants under the MSPV Credit Facility agreement. As of June 30, 2024 and December 31, 2023, the MSPV Borrower was in compliance with all such covenants.

The MSPV Borrower may, subject to the applicable prepayment premium, prepay the loans and/or terminate or reduce the revolving commitments under the MSPV Credit Facility at any time without penalty. The obligation of the lenders to make revolving commitments under the MSPV Credit Facility will terminate on June 17, 2027 (the “Reinvestment Period”) with a scheduled final maturity date of May 28, 2029. The revolving loans are subject to an interest rate, during the Reinvestment Period, of Term SOFR plus 2.20% per annum and thereafter, Term SOFR plus 2.70% per annum. Prior to May 28, 2024, when the MSPV Credit Facility was amended, the Reinvestment Period terminated on June 17, 2025, the final maturity date was June 17, 2027, and the revolving loans were subject to an interest rate of Term SOFR plus 2.50% per annum during the Reinvestment Period and Term SOFR plus 3.00% per annum during the period following the Reinvestment Period.

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

The ASPV Credit Facility is secured by all of the assets of the ASPV Borrower and a pledge of equity interests in the ASPV Borrower. The ASPV Borrower is subject to meet financial covenants under the ASPV Credit Facility agreement. As of June 30, 2024 and December 31, 2023, the ASPV Borrower was in compliance with all such covenants.

On August 9, 2024, ASPV Borrower entered into Amendment No. 1 to Loan, Security and Collateral Management Agreement (the “First Amendment”), by and among ASPV Borrower, as borrower, AGTB Fund Manager, LLC, as the collateral manager, Ally Bank, as administrative agent, and swingline lender, Western Alliance Trust Company, N.A., as the collateral custodian, and the lenders from time to time party thereto, which amends the Loan, Security and Collateral Management Agreement dated as of December 13, 2022.

The First Amendment amends the ASPV Credit Facility to, among other things: (i) increase the initial maximum principal amount from $300 million to $500 million, subject to availability under a borrowing base, (ii) reduce the interest rate on revolving loans from daily simple SOFR plus 2.875% per annum to daily simple SOFR plus 2.40% per annum and (iii) extend the termination date of the lenders’ obligation to make revolving commitments under the ASPV Credit Facility from December 12, 2025 to August 9, 2027 and extend the final scheduled maturity date from December 12, 2027 to August 9, 2029.

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

The Truist Credit Facility is guaranteed by Twin Brook Capital Funding XXXIII, LLC (the “Guarantor”), a direct and wholly owned subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future. The Truist Credit Facility is secured by all assets of the Company and the Guarantor. The Company is subject to financial covenants under the Truist Credit Facility agreement. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all such covenants.

As of June 30, 2024, there are approximately $202.0 million in borrowings outstanding on the ASPV Credit Facility, $200.0 million borrowings outstanding on the MSPV Credit Facility and $218.4 million in borrowings outstanding on the Truist Credit Facility. Borrowings under the Company’s facilities are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of June 30, 2024 and December 31, 2023, the asset coverage ratio was 204.3% and 224.2%, respectively.

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

As of June 30, 2024, the Company was in compliance with all covenants and other requirements of each of the Tranche A Notes and Tranche B Notes.
Total debt consisted of the following as of June 30, 2024:

	As of June 30, 2024
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value(2)	Assets Pledged as Collateral(3)
ASPV Credit Facility	$300,000	$202,000	$24,142	$202,000	$337,266
MSPV Credit Facility	500,000	200,000	11,317	200,000	360,600
Truist Credit Facility	350,000	218,400	55,528	218,400	1,056,012
Tranche A Notes	90,000	90,000	—	89,776	—
Tranche B Notes	150,000	150,000	—	149,698	—
CLO Transaction	369,000	369,000	—	369,000	513,016
Total debt	$1,759,000	$1,229,400	$90,987	$1,228,874	$2,266,894
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
Debt Securitizations

On May 30, 2024, the Company completed an approximately $445.0 million term debt securitization (the “CLO Transaction”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by a subsidiary of the Company, which is consolidated by the Company and subject to the Company’s overall asset coverage requirements. The secured notes issued in the CLO Transaction and the secured loan borrowed in the CLO Transaction were issued and incurred, as applicable, by Twin Brook CLO 2024-1 LLC (the “Issuer”), an indirect, wholly-owned, consolidated subsidiary of the Company, and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the Issuer.

The following table presents information on the secured notes and equity interests in the CLO Transaction:

	As of June 30, 2024
(Amounts in thousands)	Principal Outstanding	Interest Rate	Credit Rating
Class A Senior Secured Floating Rate Notes	$161,000	SOFR + 1.90%	AAA(sf)
Class A-L Senior Secured Floating Rate Loans	$100,000	SOFR + 1.90%	AAA(sf)
Class B Senior Secured Floating Rate Notes	$45,000	SOFR + 2.30%	AA(sf)
Class C Senior Secured Floating Rate Notes	$36,000	SOFR + 2.95%	A(sf)
Class D Senior Secured Floating Rate Notes	$27,000	SOFR + 4.95%	BBB(sf)
Equity Interests	$76,000	None	Not Rated
Total CLO Transaction	$445,000

The secured notes are scheduled to mature on July 20, 2036, unless redeemed by the Issuer, at the direction of the Adviser, serving as collateral manager, on any business day after July 20, 2026.

The Class A Notes, Class A-L Loans, Class B Notes, Class C Notes and Class D Notes (collectively, the “Secured Debt”) are the secured obligations of the Issuer and the Equity Interests are the unsecured obligations of Issuer. The Class A-L Loans may be exchanged by the lenders for Class A Notes at any time, subject to certain conditions under the indenture and related agreements. The indenture governing the CLO Transaction includes customary covenants and events of default.

As part of the CLO Transaction, an wholly owned subsidiary of the Company (the “Retention Holder”) sold and transferred certain middle market loans to the Issuer for the purchase price and other consideration set forth in a loan sale agreement and for future sales from the Retention Holder to the Issuer on an ongoing basis. Such loans constituted the initial portfolio of assets securing the Secured Debt. In connection with such sale and transfer, the Retention Holder made customary representations, warranties and covenants to the Issuer.

The Notes have not been, and will not be, registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

The Adviser serves as collateral manager to Issuer under a collateral management agreement and is entitled to receive fees for providing the services; however, the Adviser has waived its right to receive such fees but may rescind such waiver at any time.

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

As of June 30, 2024 and December 31, 2023, the Company did not have borrowings under Short-Term Financing Transactions with a third party.
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
As of June 30, 2024 and December 31, 2023, we had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate principal amount of $621,425 million and $324,051 million, respectively.
We seek to carefully manage our unfunded portfolio company commitments for purposes of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage ratio, to cover any outstanding portfolio company unfunded commitments we are required to fund.
Contractual Obligations
A summary of our contractual payment obligations under our borrowing arrangements as of June 30, 2024 is as follows:

	Payment Due by Period
(Amounts in millions)	Total	Less than 1 year	1-3	3-5	More than 5 years
ASPV Credit Facility	$202.0	$—	$—	$202.0	$—
MSPV Credit Facility	$200.0	$—	$—	$200.0	$—
Truist Credit Facility	$218.4	$—	$—	$218.4	$—
Tranche A Notes	$89.8	$—	$89.8	$—	$—
Tranche B Notes	$149.7	$—	$—	$149.7	$—
CLO Transaction	$369.0				$369.0
Total	$1,228.9	$—	$89.8	$770.1	$369.0
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Uncertainty with respect to the economic effects of rising interest rates in response to inflation, the Israel-Hamas war and the war in Russia and Ukraine has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including valuation risk and interest rate risk.
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
As of June 30, 2024, 99.9% of our debt investments based on fair value in our portfolio were at floating rates. Our credit facilities bear interest at floating rates with no interest rate floor. Our unsecured notes, which bear interest at fixed rates, are hedged by fixed to floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to Term SOFR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$46.2	$17.8	$28.4
Up 100 basis points	$23.1	$8.9	$14.2
Down 100 basis points	$(23.1)	$(8.9)	$(14.2)
Down 200 basis points	$(46.2)	$(17.8)	$(28.4)
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the fiscal quarter ended June 30, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

On August 9, 2024, Twin Brook Capital Funding XXXIII ASPV, LLC (the “ASPV Borrower”), an indirect, wholly-owned subsidiary of the Company, entered into Amendment No. 1 to Loan, Security and Collateral Management Agreement (the “First Amendment”), by and among ASPV Borrower, as borrower, AGTB Fund Manager, LLC, as the collateral manager, Ally Bank, as the administrative agent, and swingline lender, Western Alliance Trust Company, N.A., as the collateral custodian, and the lenders from time to time party thereto, which amends the Loan, Security and Collateral Management Agreement dated as of December 13, 2022.

The First Amendment amends the ASPV Credit Facility to, among other things: (i) increase the initial maximum principal amount from $300 million $500 million, subject to availability under a borrowing base, (ii) reduce the interest rate on revolving loans from daily simple SOFR plus 2.875% per annum to daily simple SOFR plus 2.40% per annum and (iii) extend the termination date of the lenders’ obligation to make revolving commitments under the ASPV Credit Facility from December 12, 2025 to August 9, 2027 and extend the final scheduled maturity date from December 12, 2027 to August 9, 2029.

The preceding summary of the First Amendment is not complete and is qualified in its entirety by reference to, and should be read in connection with, the complete copy of the First Amendment attached hereto as Exhibit 10.7 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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
10.1
Amendment No. 3 to Loan and Servicing Agreement, dated as of May 28, 2024, by and among Twin Brook Capital Funding XXXIII MSPV, LLC, AGTB Fund Manager, LLC, the Lenders (defined therein) party thereto, Morgan Stanley Asset Funding, Inc. and the Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2024)

10.2
Purchase and Placement Agency Agreement, dated as of May 30, 2024, by and among Twin Brook CLO 2024-1 LLC, Twin Brook Capital Funding XXXIII, LLC, Morgan Stanley & Co. LLC and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2024)

10.3
Indenture, dated as of May 30, 2024, by and between Twin Brook CLO 2024-1 LLC, as Issuer and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2024)

10.4	3
Credit Agreement, dated as of May 30, 2024, by and between Twin Brook CLO 2024-1 LLC, as Borrower, Various Financial Institutions and Other Persons, as Lenders, Computershare Trust Company, N.A., as Loan Agent, and Computershare Trust Company, N.A., as Collateral Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2024)

10.5
Collateral Management Agreement, dated as of May 30, 2024, by and between Twin Brook CLO 2024-1 LLC and AGTB Fund Manager, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2024)

10.6
Loan Sale Agreement, dated as of May 30, 2024, by and between Twin Brook Capital Funding XXXIII, LLC, as the Seller, and Twin Brook CLO 2024-1 LLC, as the Issuer (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2024)

10.7*
First Amendment to Loan, Security and Collateral Management Agreement, dated as of August 9, 2024, by and among Twin Brook Capital Funding XXXIII ASPV, LLC, as the Borrower, AGTB Fund Manager, LLC, as the Collateral Manager, Ally Bank, as the Administrative Agent and as the Swingline Lender, the Required Lenders party thereto and Western Alliance Trust Company, N.A., as the Collateral Custodian

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

AG Twin Brook Capital Income Fund

August 12, 2024	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer
(Principal Executive Officer)

August 12, 2024	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)