Form 10-Q
period 2024-09-30
TPG Twin Brook Capital Income Fund
filed 2024-11-12
CIK 1913724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 814-01520
TPG Twin Brook Capital Income Fund
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
Yes ☐ No ☒
The number of shares of the Registrant’s common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding as of November 12, 2024 was 53,747,323, 3,259,207 and 58,815 of Class I, Class S and Class D Common Shares, respectively. Common Shares outstanding exclude November 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TPG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $2,702,125 and $1,344,384, respectively)	$2,699,919	$1,343,705
Non-controlled/affiliated investments at fair value (amortized cost of $70,723 and $50,235, respectively)	78,081	54,714
Cash and cash equivalents (restricted cash of $38,952 and $30,496 as of September 30, 2024 and December 31, 2023, respectively)	102,119	62,706
Deferred financing costs	25,103	9,796
Interest receivable	13,137	6,011
Unrealized gain on derivative contracts	5,803	—
Deferred offering costs	1,095	1,068
Prepaid expenses	907	413
Other assets	150	—
Total assets	$2,926,314	$1,478,413
Liabilities
Debt (Note 5)	1,460,751	643,000
Dividend payable	13,350	17,913
Interest payable	15,817	7,824
Income incentive fee payable	5,894	2,794
Management fees payable	4,150	2,329
Accrued expenses and other liabilities payable to affiliate	2,201	2,424
Deferred tax liability	1,924	1,371
Deferred income	1,853	1,367
Unrealized loss on derivative contracts	1,399	44
Capital gains incentive fee payable	318	496
Total liabilities	$1,507,657	679,562
Commitments and contingencies (Note 8)
Net assets
Common shares $0.001 par value, unlimited shares authorized; 55,691,815 and 31,438,430 shares issued and outstanding, respectively	$56	$31
Additional paid-in-capital	1,410,564	794,767
Total distributable earnings (loss)	8,037	4,053
Total net assets	1,418,657	798,851
Total liabilities and net assets	$2,926,314	$1,478,413
Net asset value per share	$25.47	$25.41

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
Net Asset Value per Share
Class I Shares:
Net assets	$1,338,930	$768,513
Common shares $0.001 par value, unlimited shares authorized	52,561,994	30,244,520
Net asset value per share	$25.47	$25.41
Class S Shares:
Net assets	$78,583	$30,015
Common shares $0.001 par value, unlimited shares authorized	3,084,929	1,181,210
Net asset value per share	$25.47	$25.41
Class D Shares:
Net assets	$1,144	$323
Common shares $0.001 par value, unlimited shares authorized	44,892	12,700
Net asset value per share	$25.47	$25.41
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$78,485	$34,963	$186,072	$87,414
Payment-in-kind interest	478	—	1,756	—
Other	1,281	475	4,897	1,734
Total investment income from non-controlled, non-affiliated investments:	80,244	35,438	192,725	89,148
Total investment income	80,244	35,438	192,725	89,148
Expenses
Interest	$28,603	$11,770	$63,730	$29,087
Income incentive fees(1)	5,545	2,205	13,936	5,790
Management fees(1)	4,150	1,986	10,234	5,396
Professional fees	858	136	1,943	1,409
Other	772	275	1,390	917
Offering costs	326	739	1,042	2,357
Insurance fees	144	147	605	259
Administrative fees(1)	489	383	1,084	1,455
Capital gains incentive fees(1)	115	(178)	169	365
Accounting fees	139	174	449	446
Trustees' fees	62	45	152	134
Distribution and shareholder servicing fees:
Class S	157	—	368	—
Class D	1	—	2	—
Organizational costs	—	—	—	528
Total expenses	41,361	17,682	95,104	48,143
Distribution and shareholder servicing fees waived	(111)	—	(260)	—
Net expenses	41,250	17,682	94,844	48,143
Net investment income (loss) before taxes	$38,994	$17,756	$97,881	$41,005
Deferred federal tax provision(2)	337	37	553	$961
Current federal tax(2)	2	—	34	—
Net investment income (loss) after taxes	$38,655	$17,719	$97,294	$40,044
Net realized and change in unrealized gain (loss) on investment transactions
Net realized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	369	3	599	(15)
Non-controlled, affiliated investments	514	5	549	5
Foreign currency forward contracts	(9)	—	5	—
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	(441)	(1,415)	(1,527)	(1,216)
Non-controlled, affiliated investments	1,790	(47)	2,879	4,118
Interest rate swaps	(1,387)	—	(1,387)	—
Foreign currency forward contracts	(4)	9	33	9
The accompanying notes are an integral part of these consolidated financial statements.

Total net realized and change in unrealized gain (loss) on investment transactions	832	(1,445)	1,151	2,901
Net increase (decrease) in net assets resulting from operations	$39,487	$16,274	$98,445	$42,945

(1)Refer to Note 6 - Agreements and Related Party Transactions
(2)Related to the Company’s wholly-owned, consolidated subsidiaries, Twin Brook Equity XVIII Corp. and Twin Brook Equity XXXIII Corp., which are treated as corporations for United States federal income tax purposes
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$38,655	$17,719	$97,294	$40,044
Net realized gain (loss)	874	8	1,153	(10)
Net change in unrealized gain (loss)	(42)	(1,453)	(2)	2,911
Net increase (decrease) in net assets resulting from operations	39,487	16,274	98,445	42,945
Dividends
Class I	(36,045)	(14,824)	(90,763)	(30,944)
Class S	(2,013)	—	(4,660)	—
Class D	(28)	—	(80)	—
Net increase (decrease) in net assets resulting from dividends	(38,086)	(14,824)	(95,503)	(30,944)
Capital share transactions
Class I
Proceeds from shares sold	115,538	106,863	551,935	164,003
Share transfers between classes	—	—	495	—
Distributions reinvested	7,572	734	16,653	1,017
Repurchased shares, net of early repurchase deduction	(970)	—	(1,457)	—
Class S
Proceeds from shares sold	12,415	—	45,879	—
Share transfers between classes	—	—	(105)	—
Distributions reinvested	1,131	—	2,645	—
Repurchased shares, net of early repurchase deduction	—	—	—	—
Class D
Proceeds from shares sold	390	—	1,160	—
Share transfers between classes	—	—	(390)	—
Distributions reinvested	13	—	49	—
Repurchased shares, net of early repurchase deduction	—	—	—	—
Net increase (decrease) in net assets resulting from capital share transactions	136,089	107,597	616,864	165,020
Total increase (decreases) in net assets	137,490	109,047	619,806	177,021
Net assets, at beginning of period	1,281,167	596,869	798,851	528,895
Net assets, at end of period	$1,418,657	$705,916	$1,418,657	$705,916
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$98,445	$42,945
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(1,148)	10
Net realized (gain) loss on foreign currency forward contracts	(5)	—
Net change in unrealized (appreciation) depreciation on investments	(1,352)	(2,902)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(33)	(9)
Net change in unrealized (appreciation) depreciation on interest rate swaps	1,387	—
Net accretion on debt instruments	(8,227)	(3,539)
Net paydown gain on debt instruments	(2,643)	(936)
Interest received in-kind	(1,756)	(283)
Purchases and drawdowns of investments	(1,655,667)	(519,988)
Proceeds from sales and paydowns of investments	291,212	139,749
Net settlements on derivative contracts	5	—
Amortization of deferred financing costs	2,633	1,370
Amortization of deferred offering costs	1,042	2,357
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(7,126)	1,289
(Increase) decrease in other assets	(150)	—
(Increase) decrease in prepaid expenses	(494)	(325)
Increase (decrease) in interest payable	7,993	3,262
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	(223)	1,303
Increase (decrease) in income incentive fees payable	3,100	793
Increase (decrease) in management fees payable	1,821	589
Increase (decrease) in deferred tax liability	553	1,350
Increase (decrease) in deferred income	486	218
Increase (decrease) in capital gains incentive fees payable	(178)	366
Increase (decrease) in due to affiliate	—	(188)
Net cash used in operating activities	(1,270,325)	(332,569)
Cash flows from financing activities
Dividends paid	(80,719)	(40,162)
Payments for repurchase of common shares	(1,457)	—
Proceeds from issuance of common shares	598,974	153,903
Borrowings on debt	1,725,048	462,363
Payments on debt	(913,100)	(231,911)
Payments for deferred financing costs	(17,939)	(223)
Payments for deferred offering costs	(1,069)	(3,443)
Net cash provided by financing activities	1,309,738	340,527
The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net change in cash	39,413	7,958
Cash and restricted cash
Cash and restricted cash, beginning of period	62,706	38,509
Cash and restricted cash, end of period	$102,119	$46,467

Supplemental and non-cash information
Contributions receivable	$—	$10,100
Distributions reinvested	$19,347	$1,017
Cash paid during the period for interest	$51,640	$24,455
Dividends payable	$13,350	$5,472
The following table provides a reconciliation of cash and restricted cash reported within the consolidated statements of assets and liabilities:
Cash	$63,167	$16,959
Restricted cash	38,952	29,508
Total cash and restricted cash	$102,119	$46,467

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt
Aerospace and defense
AlphaCoin LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	10.51%	7/29/2024	7/29/2030	$3,028	$(29)	$(29)	0.00%
AlphaCoin LLC	First lien senior secured revolving loan	S +	5.25%	10.31%	7/29/2024	7/29/2030	4,509	363	363	0.03%
AlphaCoin LLC	First lien senior secured term loan	S +	5.25%	10.51%	7/29/2024	7/29/2030	20,185	19,783	19,786	1.39%
Mattco Forge, Inc (6)	First lien senior secured revolving loan	S +	4.75%	9.50%	7/28/2023	12/6/2024	506	(1)	(1)	0.00%
Mattco Forge, Inc	First lien senior secured term loan	S +	4.75%	9.50%	7/28/2023	1/6/2025	2,064	2,060	2,060	0.15%
								22,176	22,179	1.57%
Air freight and logistics
Load One Purchaser Corporation (6)	First lien senior secured revolving loan	S +	6.00%	10.87%	6/21/2022	6/21/2028	$3,557	$(43)	$(40)	0.00%
Load One Purchaser Corporation	First lien senior secured term loan	S +	6.00%	10.87%	6/21/2022	6/21/2028	14,036	13,844	13,860	0.97%
Zipline Logistics, LLC	First lien senior secured revolving loan	S +	6.00%	11.32%	9/19/2022	9/19/2027	1,687	1,090	1,093	0.08%
Zipline Logistics, LLC	First lien senior secured term loan	S +	6.00%	11.51%	9/19/2022	9/19/2027	6,803	6,701	6,707	0.47%
								21,592	21,620	1.52%
Auto components
A.P.A. Industries, LLC (6)(9)	First lien senior secured revolving loan	S +	6.00%	10.96%	1/10/2023	1/10/2028	$1,523	$(25)	$(24)	0.00%
A.P.A. Industries, LLC	First lien senior secured term loan	S +	6.00%	10.96%	1/10/2023	1/10/2028	8,891	8,733	8,741	0.62%
AvCarb, LLC	First lien senior secured delayed draw term loan	S +	2.00% + 5.00%PIK	11.67%	7/28/2023	11/12/2026	241	237	232	0.02%
AvCarb, LLC (6)	First lien senior secured revolving loan	S +	2.00% + 5.00% PIK	11.67%	7/28/2023	11/12/2026	38	—	(1)	0.00%
AvCarb, LLC	First lien senior secured term loan	S +	2.00% + 5.00% PIK	11.67%	7/28/2023	11/12/2026	514	509	495	0.03%
Bestop, Inc (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.85%	3/29/2024	3/29/2029	6,774	(122)	(102)	(0.01)%
Bestop, Inc (6)	First lien senior secured revolving loan	S +	5.25%	9.85%	3/29/2024	3/29/2029	7,081	(127)	(106)	(0.01)%
Bestop, Inc	First lien senior secured term loan	S +	5.25%	9.85%	3/29/2024	3/29/2029	44,137	43,307	43,475	3.05%
Certified Collision Group Acquisition Corp (6)	First lien senior secured revolving loan	S +	5.00%	9.85%	7/28/2023	5/17/2027	19	—	—	0.00%
Certified Collision Group Acquisition Corp	First lien senior secured term loan	S +	5.00%	9.85%	7/28/2023	5/17/2027	1,106	1,096	1,095	0.08%
Raneys, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.37%	2/17/2023	6/7/2027	4,838	1,271	1,280	0.09%
Raneys, LLC	First lien senior secured revolving loan	S +	6.50%	11.44%	6/7/2022	6/7/2027	1,560	1,259	1,258	0.09%
Raneys, LLC	First lien senior secured term loan	S +	6.50%	11.37%	6/7/2022	6/7/2027	9,227	9,092	9,104	0.64%
Vehicle Accessories, Inc (6)	First lien senior secured revolving loan	S +	5.25%	10.21%	7/28/2023	11/30/2026	877	(10)	(10)	0.00%
Vehicle Accessories, Inc	First lien senior secured term loan	S +	5.25%	10.21%	7/28/2023	11/30/2026	11,267	11,146	11,137	0.79%
								76,366	76,574	5.39%
Building products
US Anchors Group Inc (6)	First lien senior secured revolving loan	S +	5.00%	9.60%	7/15/2024	7/15/2029	$3,275	$(63)	$(63)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
US Anchors Group Inc	First lien senior secured term loan	S +	5.00%	9.60%	7/15/2024	7/15/2029	17,617	17,275	17,273	1.22%
								17,212	17,210	1.22%
Chemicals
AM Buyer, LLC	First lien senior secured revolving loan	S +	6.75%	11.75%	7/28/2023	5/1/2025	$111	$79	$79	0.01%
AM Buyer, LLC	First lien senior secured term loan	S +	6.75%	11.62%	7/28/2023	5/1/2025	461	460	460	0.03%
Answer Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.50%	7/28/2023	12/30/2026	759	(9)	(7)	0.00%
Answer Acquisition, LLC	First lien senior secured term loan	S +	5.75%	10.50%	7/28/2023	12/30/2026	1,669	1,658	1,654	0.12%
Answer Acquisition, LLC	First lien senior secured term loan	S +	5.75%	10.50%	1/16/2024	12/30/2026	854	843	846	0.06%
Answer Acquisition, LLC	First lien senior secured term loan	S +	5.75%	10.50%	6/7/2024	12/30/2026	9,948	9,770	9,860	0.70%
Custom Agronomics Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.46%	8/30/2022	8/30/2027	2,357	(31)	(32)	0.00%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	11.46%	3/25/2024	8/30/2027	2,523	2,489	2,489	0.18%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	11.46%	8/30/2022	8/30/2027	4,092	4,033	4,037	0.28%
Polycorp Ltd (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.60%	1/24/2024	1/24/2030	14,860	(132)	(103)	(0.01)%
Polycorp Ltd (6)	First lien senior secured revolving loan	S +	5.75%	10.60%	1/24/2024	1/24/2030	3,723	(66)	(60)	0.00%
Polycorp Ltd	First lien senior secured term loan	S +	5.75%	10.60%	1/24/2024	1/24/2030	18,100	17,824	17,795	1.25%
Teel Plastics, LLC	First lien senior secured revolving loan	P +	4.00%	9.96%	7/28/2023	1/24/2025	324	32	32	—%
Teel Plastics, LLC	First lien senior secured term loan	S +	5.00%	9.96%	7/28/2023	1/24/2025	1,755	1,755	1,754	0.12%
								38,705	38,804	2.74%
Commercial services and supplies
Alliance Environmental Group, LLC	First lien senior secured delayed draw term loan	S +	6.00% PIK	12.55%	7/28/2023	12/30/2027	$56	$56	$48	0.00%
Alliance Environmental Group, LLC	First lien senior secured revolving loan	P +	5.00%	11.55%	7/28/2023	12/30/2027	38	37	32	—%
Alliance Environmental Group, LLC	First lien senior secured term loan	S +	6.00% PIK	12.05%	7/28/2023	12/30/2027	2,246	2,205	1,892	0.13%
CARDS Acquisition, Inc (6)	First lien senior secured delayed draw term loan	S +	5.25%	10.35%	8/12/2024	8/12/2029	23,837	(463)	(463)	(0.03)%
CARDS Acquisition, Inc	First lien senior secured revolving loan	S +	5.25%	10.25%	8/12/2024	8/12/2029	8,843	2,375	2,375	0.17%
CARDS Acquisition, Inc	First lien senior secured term loan	S +	5.25%	10.35%	8/12/2024	8/12/2029	41,317	40,507	40,502	2.85%
Edko Acquisition, LLC (10)	First lien senior secured revolving loan	S +	6.00%	10.87%	7/28/2023	6/25/2026	38	11	11	0.00%
Edko Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.87%	7/28/2023	6/25/2026	1,111	1,103	1,100	0.08%
Franchise Fastlane, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.76%	7/28/2023	5/2/2027	15	—	—	0.00%
Franchise Fastlane, LLC	First lien senior secured term loan	S +	5.25%	10.76%	7/28/2023	5/2/2027	1,121	1,112	1,109	0.08%
Gold Medal Holdings, Inc (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.35%	6/14/2024	3/17/2027	2,831	(25)	(21)	0.00%
Gold Medal Holdings, Inc (11)	First lien senior secured revolving loan	S +	5.75%	10.37%	7/28/2023	3/17/2027	1,444	276	278	0.02%
Gold Medal Holdings, Inc	First lien senior secured term loan	S +	5.75%	10.35%	7/28/2023	3/17/2027	12,117	12,007	12,026	0.85%
Green Monster Acquisition, LLC	First lien senior secured revolving loan	S +	6.00%	11.32%	7/28/2023	12/28/2026	38	37	37	0.00%
Green Monster Acquisition, LLC	First lien senior secured term loan	S +	6.00%	11.32%	7/28/2023	12/28/2026	1,149	1,141	1,137	0.08%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.21%	7/28/2023	3/31/2028	94	94	93	0.01%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.21%	10/6/2023	3/31/2028	353	347	351	0.02%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
HLSG Intermediate, LLC	First lien senior secured revolving loan	S +	6.25%	11.21%	7/28/2023	3/31/2028	60	43	43	0.00%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	6.25%	11.21%	7/28/2023	3/31/2028	987	984	981	0.07%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	6.25%	11.21%	10/6/2023	3/31/2028	640	629	637	0.04%
Industrial Air Flow Dynamics, Inc (6)	First lien senior secured revolving loan	S +	6.25%	11.63%	8/5/2022	8/5/2028	2,537	(33)	(29)	0.00%
Industrial Air Flow Dynamics, Inc	First lien senior secured term loan	S +	6.25%	11.63%	8/5/2022	8/5/2028	18,508	18,255	18,297	1.29%
Nimlok Company, LLC (6)(12)	First lien senior secured revolving loan	S +	5.50%	10.37%	7/28/2023	11/27/2025	320	(1)	(2)	0.00%
Nimlok Company, LLC	First lien senior secured term loan	S +	5.50%	10.37%	7/28/2023	11/27/2025	1,868	1,861	1,858	0.13%
Nimlok Company, LLC	First lien senior secured term loan	S +	5.50%	11.01%	5/1/2024	11/27/2025	3,849	3,828	3,828	0.27%
Polaris Labs Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.19%	9/17/2024	9/17/2029	2,123	(42)	(42)	0.00%
Polaris Labs Acquisition, LLC	First lien senior secured term loan	S +	5.25%	10.19%	9/17/2024	9/17/2029	6,458	6,330	6,329	0.45%
PRA Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.25%	7/28/2023	5/12/2028	56	(1)	(1)	0.00%
PRA Acquisition, LLC	First lien senior secured term loan	S +	6.50%	11.25%	7/28/2023	5/12/2028	599	587	586	0.04%
Quality Liaison Services of North America, Inc (6)	First lien senior secured revolving loan	S +	6.00%	11.40%	5/2/2023	5/2/2028	1,629	(29)	(28)	0.00%
Quality Liaison Services of North America, Inc	First lien senior secured term loan	S +	6.00%	11.40%	5/2/2023	5/2/2028	12,596	12,364	12,377	0.87%
Steel City Wash, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.87%	7/28/2023	12/27/2026	140	140	140	0.01%
Steel City Wash, LLC	First lien senior secured revolving loan	S +	6.00%	10.87%	7/28/2023	12/27/2026	38	21	22	0.00%
Steel City Wash, LLC	First lien senior secured term loan	S +	6.00%	10.87%	7/28/2023	12/27/2026	5,571	5,533	5,544	0.39%
								111,289	111,047	7.82%
Construction and engineering
BCI Burke Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	10.37%	7/28/2023	12/14/2027	$124	$17	$17	0.00%
BCI Burke Holding Corp (6)	First lien senior secured revolving loan	S +	5.50%	10.37%	7/28/2023	12/14/2027	79	(1)	(1)	0.00%
BCI Burke Holding Corp	First lien senior secured term loan	S +	5.50%	10.37%	7/28/2023	12/14/2027	666	663	661	0.05%
CPS HVAC Group, LLC	First lien senior secured delayed draw term loan	P +	5.75%	13.75%	7/28/2023	12/15/2026	34	33	33	0.00%
CPS HVAC Group, LLC	First lien senior secured revolving loan	P +	5.75%	12.84%	7/28/2023	12/15/2026	38	30	30	0.00%
CPS HVAC Group, LLC	First lien senior secured term loan	P +	5.75%	13.75%	7/28/2023	12/15/2026	268	261	260	0.02%
Domino Equipment Company, LLC	First lien senior secured revolving loan	S +	6.50%	11.79%	7/28/2023	4/1/2026	83	81	33	0.00%
Domino Equipment Company, LLC	First lien senior secured term loan	S +	6.50%	12.01%	7/28/2023	4/1/2026	567	556	226	0.02%
Highland Acquisition, Inc	First lien senior secured revolving loan	S +	5.25%	10.10%	7/28/2023	3/9/2027	2,213	411	410	0.03%
Highland Acquisition, Inc	First lien senior secured term loan	S +	5.25%	10.16%	7/28/2023	3/9/2027	10,849	10,692	10,689	0.75%
Ironhorse Purchaser, LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.10%	9/30/2022	9/30/2027	9,248	9,139	9,146	0.64%
Ironhorse Purchaser, LLC (13)	First lien senior secured revolving loan	S +	5.25%	10.10%	9/30/2022	9/30/2027	5,813	2,242	2,260	0.16%
Ironhorse Purchaser, LLC	First lien senior secured term loan	S +	5.25%	10.10%	9/30/2022	9/30/2027	30,069	29,668	29,706	2.09%
Rose Paving, LLC	First lien senior secured revolving loan	S +	5.50%	11.05%	11/7/2022	11/7/2028	5,055	3,882	3,888	0.27%
Rose Paving, LLC	First lien senior secured term loan	S +	5.50%	10.90%	11/7/2022	11/7/2028	17,295	16,982	17,013	1.20%
Rose Paving, LLC	First lien senior secured term loan	S +	5.50%	10.90%	5/1/2024	11/7/2028	1,790	1,757	1,761	0.12%
								76,413	76,132	5.35%
Containers and packaging
Bulk Lift International, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.12%	7/28/2023	11/15/2027	$126	$125	$124	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Bulk Lift International, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.12%	11/15/2022	11/15/2027	1,801	(31)	(32)	0.00%
Bulk Lift International, LLC	First lien senior secured term loan	S +	6.25%	11.12%	11/15/2022	11/15/2027	8,145	7,990	8,000	0.56%
Innovative FlexPak, LLC (8)	First lien senior secured revolving loan	P +	7.00%	12.85%	7/28/2023	1/23/2025	627	361	193	0.01%
Innovative FlexPak, LLC (8)	First lien senior secured term loan	S +	7.00%	11.96%	7/28/2023	1/23/2025	2,616	2,274	1,569	0.11%
Innovative FlexPak, LLC (8)	First lien senior secured term loan	20.00% PIK		20.00%	7/28/2023	1/23/2025	700	567	420	0.03%
Johns Byrne LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.60%	8/31/2023	8/31/2029	2,578	(52)	(50)	0.00%
Johns Byrne LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.60%	8/31/2023	8/31/2029	1,460	(30)	(28)	0.00%
Johns Byrne LLC	First lien senior secured term loan	S +	6.00%	10.60%	8/31/2023	8/31/2029	9,571	9,369	9,377	0.66%
K-1 Packaging Group LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.12%	10/6/2022	10/6/2027	6,748	(102)	(96)	(0.01)%
K-1 Packaging Group LLC	First lien senior secured term loan	S +	6.25%	11.12%	10/6/2022	10/6/2027	31,107	30,576	30,628	2.16%
MRC Keeler Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.00% + 0.50% PIK	11.25%	7/28/2023	12/4/2025	4	4	4	0.00%
MRC Keeler Acquisition LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.75%	7/28/2023	12/4/2025	150	(1)	(7)	0.00%
MRC Keeler Acquisition LLC	First lien senior secured term loan	S +	6.00% + 0.50% PIK	11.25%	7/28/2023	12/4/2025	907	902	867	0.06%
Sixarp, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.62%	8/5/2022	8/5/2027	3,732	(42)	(39)	0.00%
Sixarp, LLC	First lien senior secured term loan	S +	5.75%	10.62%	8/5/2022	8/5/2027	19,478	19,213	19,235	1.36%
Vanguard Packaging, LLC	First lien senior secured revolving loan	S +	5.00%	9.92%	3/29/2024	8/9/2026	4,408	562	568	0.04%
Vanguard Packaging, LLC	First lien senior secured term loan	S +	5.00%	9.96%	3/29/2024	8/9/2026	10,226	10,164	10,175	0.72%
								81,849	80,908	5.71%
Distributors
RTP Acquisition, LLC	First lien senior secured revolving loan	S +	6.75%	11.71%	7/28/2023	8/17/2026	$38	$37	$36	0.00%
RTP Acquisition, LLC	First lien senior secured term loan	S +	6.75%	12.26%	7/28/2023	8/17/2026	2,700	2,667	2,627	0.19%
								2,704	2,663	0.19%
Diversified consumer services
50Floor, LLC	First lien senior secured revolving loan	S +	3.00%	7.75%	7/28/2023	3/31/2028	$206	$4	$(27)	0.00%
50Floor, LLC	First lien senior secured term loan	S +	3.00%	7.75%	7/28/2023	3/31/2028	1,035	1,014	872	0.06%
ACES Intermediate, Inc	First lien senior secured revolving loan	S +	5.50%	10.58%	7/27/2022	7/27/2027	7,114	631	637	0.04%
ACES Intermediate, Inc	First lien senior secured term loan	S +	5.50%	10.46%	7/27/2022	7/27/2027	30,465	30,082	30,103	2.12%
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.32%	4/25/2023	4/25/2028	7,219	5,503	5,509	0.39%
CL Services Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.65%	5/7/2024	4/25/2028	8,474	(152)	(162)	(0.01)%
CL Services Acquisition, LLC	First lien senior secured revolving loan	S +	6.25%	11.00%	4/25/2023	4/25/2028	1,629	619	620	0.04%
CL Services Acquisition, LLC	First lien senior secured term loan	S +	6.25%	11.65%	4/25/2023	4/25/2028	10,144	9,919	9,950	0.70%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.85%	9/20/2023	12/30/2027	6,984	6,850	6,885	0.49%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.85%	12/30/2022	12/30/2027	6,758	6,643	6,663	0.47%
Esquire Deposition Solutions, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.85%	12/30/2022	12/30/2028	7,666	(130)	(108)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Esquire Deposition Solutions, LLC	First lien senior secured term loan	S +	5.25%	9.85%	12/30/2022	12/30/2028	48,355	47,522	47,672	3.36%
Harley Exteriors Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	10.74%	8/2/2024	8/1/2029	3,929	(76)	(76)	(0.01)%
Harley Exteriors Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.74%	8/2/2024	8/2/2029	1,322	(26)	(26)	—%
Harley Exteriors Acquisition, LLC	First lien senior secured term loan	S +	5.50%	10.74%	8/2/2024	8/2/2029	8,546	8,379	8,378	0.59%
Home Brands Group Holdings, Inc (6)	First lien senior secured revolving loan	S +	4.75%	9.70%	7/28/2023	11/8/2026	48	—	—	0.00%
Home Brands Group Holdings, Inc	First lien senior secured term loan	S +	4.75%	9.70%	7/28/2023	11/8/2026	1,617	1,608	1,604	0.11%
HTI Intermediate, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	10.02%	3/1/2024	3/1/2030	2,354	(21)	(16)	0.00%
HTI Intermediate, LLC	First lien senior secured revolving loan	S +	5.00%	9.99%	3/1/2024	3/1/2030	1,573	129	131	0.01%
HTI Intermediate, LLC	First lien senior secured term loan	S +	5.00%	10.02%	3/1/2024	3/1/2030	5,072	4,976	4,988	0.35%
ISSA, LLC	First lien senior secured revolving loan	S +	6.25%	11.08%	7/28/2023	3/1/2027	131	113	113	0.01%
ISSA, LLC	First lien senior secured term loan	S +	6.25%	11.12%	7/28/2023	3/1/2027	1,843	1,826	1,824	0.13%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.48%	11/13/2023	12/29/2026	86	86	86	0.01%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.13%	7/28/2023	12/29/2026	7,040	5,772	5,811	0.41%
Juniper Landscaping Holdings LLC (14)	First lien senior secured revolving loan	S +	6.25%	11.12%	7/28/2023	12/29/2026	820	125	129	0.01%
Juniper Landscaping Holdings LLC	First lien senior secured term loan	S +	6.25%	11.12%	7/28/2023	12/29/2026	3,009	2,975	2,981	0.21%
Lawn Care Holdings Purchaser, Inc	First lien senior secured delayed draw term loan	S +	5.75%	10.50%	10/24/2023	10/24/2028	4,578	4,466	4,470	0.32%
Lawn Care Holdings Purchaser, Inc (6)	First lien senior secured revolving loan	S +	5.75%	10.50%	10/24/2023	10/24/2028	828	(20)	(20)	0.00%
Lawn Care Holdings Purchaser, Inc	First lien senior secured term loan	S +	5.75%	10.50%	10/24/2023	10/24/2028	2,894	2,815	2,823	0.20%
PPW Acquisition, LLC	First lien senior secured revolving loan	P +	5.75%	12.33%	7/28/2023	9/30/2026	38	16	15	0.00%
PPW Acquisition, LLC	First lien senior secured term loan	S +	4.25% + 2.50% PIK	11.62%	7/28/2023	9/30/2026	610	598	577	0.04%
Premier Early Childhood Education Partners LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.86%	11/22/2023	11/22/2028	10,946	10,577	10,613	0.75%
Premier Early Childhood Education Partners LLC (6)	First lien senior secured delayed draw term loan	P +	5.00%	13.00%	9/25/2024	11/22/2028	9,048	(158)	(158)	(0.01)%
Premier Early Childhood Education Partners LLC	First lien senior secured revolving loan	P +	5.00%	13.00%	11/22/2023	11/22/2028	1,380	799	804	0.06%
Premier Early Childhood Education Partners LLC	First lien senior secured term loan	S +	6.00%	10.96%	11/22/2023	11/22/2028	8,250	8,073	8,106	0.57%
TSR Concrete Coatings, LLC	First lien senior secured revolving loan	P +	5.00%	11.44%	9/22/2023	9/22/2028	1,534	966	968	0.07%
TSR Concrete Coatings, LLC	First lien senior secured term loan	S +	6.00%	10.75%	9/22/2023	9/22/2028	6,164	6,035	6,041	0.43%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.87%	7/28/2023	3/23/2026	1,052	1,044	1,040	0.07%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.87%	7/28/2023	3/23/2026	558	334	333	0.02%
United Land Services Opco Parent, LLC (6)(15)	First lien senior secured revolving loan	S +	6.00%	10.87%	7/28/2023	3/23/2026	150	(1)	(2)	—%
United Land Services Opco Parent, LLC	First lien senior secured term loan	S +	6.00%	10.87%	7/28/2023	3/23/2026	353	350	349	0.02%
Yard-Nique, Inc	First lien senior secured delayed draw term loan	S +	7.00%	11.75%	8/8/2022	4/30/2026	2,575	2,560	2,559	0.18%
Yard-Nique, Inc	First lien senior secured revolving loan	S +	5.00%	9.75%	8/8/2022	4/30/2026	1,947	1,287	1,298	0.09%
Yard-Nique, Inc	First lien senior secured term loan	S +	7.00%	11.75%	8/8/2022	4/30/2026	7,018	6,968	6,975	0.49%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
								181,080	181,332	12.78%
Electrical equipment
AEP Passion Intermediate Holdings, Inc	First lien senior secured delayed draw term loan	S +	6.50%	11.25%	7/28/2023	10/5/2027	$70	$69	$69	0.00%
AEP Passion Intermediate Holdings, Inc	First lien senior secured revolving loan	P +	5.50%	12.28%	7/28/2023	10/5/2027	48	45	45	—%
AEP Passion Intermediate Holdings, Inc	First lien senior secured term loan	S +	6.50%	11.71%	7/28/2023	10/5/2027	1,258	1,238	1,234	0.09%
BPCP NSA Intermedco, Inc	First lien senior secured delayed draw term loan	S +	4.75%	9.60%	5/17/2024	5/17/2030	12,280	1,738	1,779	0.13%
BPCP NSA Intermedco, Inc	First lien senior secured revolving loan	S +	4.75%	9.74%	5/17/2024	5/17/2030	5,930	420	432	0.03%
BPCP NSA Intermedco, Inc	First lien senior secured term loan	S +	4.75%	9.60%	5/17/2024	5/17/2030	35,101	34,600	34,668	2.43%
WCI Volt Purchaser, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.21%	9/15/2022	9/15/2028	2,249	(30)	(27)	0.00%
WCI Volt Purchaser, LLC	First lien senior secured term loan	S +	5.25%	10.21%	9/15/2022	9/15/2028	8,953	8,824	8,835	0.62%
								46,904	47,035	3.30%
Electronic equipment, instruments and components
Advanced Lighting Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.96%	7/28/2023	11/22/2025	$324	$—	$—	0.00%
Advanced Lighting Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.96%	7/28/2023	11/22/2025	1,101	1,101	1,100	0.08%
ITSavvy LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.20%	8/15/2022	8/8/2028	1,778	(11)	(9)	0.00%
ITSavvy LLC	First lien senior secured term loan	S +	5.25%	10.20%	8/15/2022	8/8/2028	11,711	11,633	11,648	0.82%
Nelson Name Plate Company	First lien senior secured delayed draw term loan	S +	5.75%	10.62%	7/28/2023	10/18/2026	117	116	116	0.01%
Nelson Name Plate Company (6)	First lien senior secured revolving loan	S +	5.75%	10.62%	7/28/2023	10/18/2026	90	(1)	(1)	0.00%
Nelson Name Plate Company	First lien senior secured term loan	S +	5.75%	10.62%	7/28/2023	10/18/2026	885	880	876	0.06%
								13,718	13,730	0.97%
Food and staples retailing
Ever Fresh Fruit Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.20%	6/5/2024	11/17/2028	$2,513	$(47)	$(43)	0.00%
Ever Fresh Fruit Company, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.20%	11/17/2023	11/17/2028	1,380	(30)	(24)	0.00%
Ever Fresh Fruit Company, LLC	First lien senior secured term loan	S +	6.25%	11.20%	11/17/2023	11/17/2028	7,307	7,143	7,182	0.51%
Mad Rose Company, LLC (16)	First lien senior secured revolving loan	S +	6.25%	11.52%	7/28/2023	5/7/2026	395	29	30	0.00%
Mad Rose Company, LLC	First lien senior secured term loan	S +	6.25%	11.57%	7/28/2023	5/7/2026	2,906	2,879	2,881	0.20%
Main Street Gourmet, LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.12%	7/28/2023	11/10/2025	41	41	41	0.00%
Main Street Gourmet, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.12%	7/28/2023	11/10/2025	38	—	—	0.00%
Main Street Gourmet, LLC	First lien senior secured term loan	S +	5.25%	10.12%	7/28/2023	11/10/2025	1,093	1,090	1,088	0.08%
NutriScience Innovations, LLC (6)(17)	First lien senior secured revolving loan	S +	7.00%	11.87%	7/28/2023	4/21/2026	131	(1)	(1)	0.00%
NutriScience Innovations, LLC	First lien senior secured term loan	S +	7.00%	11.87%	7/28/2023	4/21/2026	390	388	387	0.03%
Qin's Buffalo, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.60%	5/24/2024	5/5/2027	7,937	1,736	1,746	0.12%
Qin's Buffalo, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.94%	7/28/2023	5/5/2027	75	74	74	0.01%
Qin's Buffalo, LLC	First lien senior secured revolving loan	S +	6.00%	11.31%	7/28/2023	5/5/2027	38	3	3	0.00%
Qin's Buffalo, LLC	First lien senior secured term loan	S +	6.00%	10.60%	7/28/2023	5/5/2027	527	521	520	0.04%
SCP Beverage Buyer, LLC	First lien senior secured revolving loan	S +	5.75%	10.71%	7/28/2023	11/24/2026	38	28	28	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
SCP Beverage Buyer, LLC	First lien senior secured term loan	S +	5.75%	10.71%	7/28/2023	11/24/2026	7,130	7,079	7,058	0.50%
Universal Pure, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.96%	10/31/2022	10/31/2028	363	38	38	0.00%
Universal Pure, LLC (18)	First lien senior secured revolving loan	S +	6.00%	10.81%	10/31/2022	10/31/2028	7,142	5,045	5,051	0.36%
Universal Pure, LLC	First lien senior secured term loan	S +	6.00%	10.75%	10/31/2022	10/31/2028	17,542	17,187	17,198	1.21%
								43,203	43,257	3.06%
Food products
BPCP WLF Intermedco LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.75%	8/19/2022	8/19/2027	$5,846	$(67)	$(62)	0.00%
BPCP WLF Intermedco LLC	First lien senior secured revolving loan	S +	6.00%	10.75%	8/19/2022	8/19/2027	3,383	1,652	1,656	0.12%
BPCP WLF Intermedco LLC	First lien senior secured term loan	S +	6.00%	10.75%	8/19/2022	8/19/2027	22,916	22,623	22,648	1.60%
Icelandirect, LLC	First lien senior secured revolving loan	P +	5.00%	11.41%	7/28/2023	7/30/2026	38	32	32	0.00%
Icelandirect, LLC	First lien senior secured term loan	S +	6.00%	10.87%	7/28/2023	7/30/2026	702	697	696	0.05%
Starwest Botanicals Acquisition, LLC	First lien senior secured revolving loan	S +	5.25%	10.21%	7/28/2023	4/30/2027	174	168	154	0.01%
Starwest Botanicals Acquisition, LLC	First lien senior secured term loan	S +	5.25%	10.21%	7/28/2023	4/30/2027	795	765	704	0.05%
Sun Orchard, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	10.42%	8/2/2024	7/8/2028	6,099	(114)	(91)	(0.01)%
Sun Orchard, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.42%	7/8/2022	7/8/2028	5,336	(85)	(80)	(0.01)%
Sun Orchard, LLC	First lien senior secured term loan	S +	5.50%	10.42%	7/8/2022	7/8/2028	26,453	25,965	26,057	1.84%
Treat Planet Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.37%	1/11/2023	1/11/2028	1,965	(39)	(37)	0.00%
Treat Planet Acquisition, LLC	First lien senior secured term loan	S +	6.50%	11.37%	1/11/2023	1/11/2028	7,173	7,020	7,026	0.50%
Westminster Cracker Company, Inc	First lien senior secured revolving loan	S +	6.25%	11.71%	8/30/2023	8/30/2026	1,534	137	137	0.01%
Westminster Cracker Company, Inc	First lien senior secured term loan	S +	6.25%	11.83%	8/30/2023	8/30/2026	9,595	9,479	9,485	0.67%
								68,233	68,325	4.83%
Gas utilities
Hydromax USA, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.95%	7/28/2023	12/30/2026	$110	$107	$108	0.01%
Hydromax USA, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.95%	7/28/2023	12/30/2026	228	(6)	(3)	0.00%
Hydromax USA, LLC	First lien senior secured term loan	S +	6.00%	10.95%	7/28/2023	12/30/2026	1,194	1,163	1,178	0.08%
								1,264	1,283	0.09%
Health care equipment and supplies
626 Holdings Equity LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.10%	7/28/2023	2/14/2028	$223	$220	$220	0.02%
626 Holdings Equity LLC (6)	First lien senior secured delayed draw term loan	P +	5.00%	11.57%	4/15/2024	2/14/2028	36	—	(1)	0.00%
626 Holdings Equity LLC	First lien senior secured revolving loan	P +	5.00%	11.57%	7/28/2023	2/14/2028	75	71	71	0.01%
626 Holdings Equity LLC	First lien senior secured term loan	S +	6.00%	10.96%	7/28/2023	2/14/2028	868	858	855	0.06%
Alcresta Buyer, Inc (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.81%	3/12/2024	3/12/2030	14,036	(255)	(232)	(0.02)%
Alcresta Buyer, Inc (6)	First lien senior secured revolving loan	S +	5.75%	10.81%	3/12/2024	3/12/2030	2,761	(50)	(46)	0.00%
Alcresta Buyer, Inc	First lien senior secured term loan	S +	5.75%	10.81%	3/12/2024	3/12/2030	13,616	13,362	13,390	0.93%
EMSAR Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.37%	7/28/2023	3/30/2026	212	211	210	0.01%
EMSAR Acquisition LLC	First lien senior secured revolving loan	S +	6.50%	11.37%	7/28/2023	3/30/2026	134	119	119	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
EMSAR Acquisition LLC	First lien senior secured term loan	S +	6.50%	11.37%	7/28/2023	3/30/2026	1,029	1,019	1,020	0.07%
Medical Technology Associates, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.12%	7/25/2022	7/25/2028	1,966	(31)	(30)	—%
Medical Technology Associates, LLC	First lien senior secured term loan	S +	6.25%	11.12%	7/25/2022	7/25/2028	18,696	18,368	18,407	1.30%
Nasco Healthcare Inc.	First lien senior secured revolving loan	S +	5.75%	10.70%	10/19/2022	6/30/2025	3,322	1,067	1,068	0.08%
Nasco Healthcare Inc.	First lien senior secured term loan	S +	5.75%	10.70%	10/19/2022	6/30/2025	14,285	14,225	14,234	1.00%
Reliable Medical Supply LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.62%	7/28/2023	4/8/2025	141	140	140	0.01%
Reliable Medical Supply LLC	First lien senior secured revolving loan	P +	5.75%	12.27%	7/28/2023	4/8/2025	2,013	1,747	1,748	0.12%
Reliable Medical Supply LLC	First lien senior secured term loan	S +	6.75%	11.62%	7/28/2023	4/8/2025	2,528	2,517	2,516	0.18%
SCA Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.01%	7/28/2023	1/20/2027	276	272	271	0.02%
SCA Buyer, LLC	First lien senior secured revolving loan	S +	6.50%	11.94%	7/28/2023	1/20/2027	133	130	130	0.01%
SCA Buyer, LLC	First lien senior secured term loan	S +	6.50%	12.01%	7/28/2023	1/20/2027	2,826	2,773	2,774	0.20%
Spectrum Solutions, LLC	First lien senior secured delayed draw term loan	18.00%		18.00%	7/28/2023	3/5/2026	112	106	79	0.01%
Spectrum Solutions, LLC	First lien senior secured delayed draw term loan	18.00%		18.00%	5/3/2024	3/5/2026	218	151	158	0.01%
Spectrum Solutions, LLC	First lien senior secured revolving loan	S +	6.25%	11.37%	7/28/2023	3/5/2026	278	149	91	0.01%
Spectrum Solutions, LLC	First lien senior secured term loan	S +	6.25%	11.12%	7/28/2023	3/5/2026	563	510	400	0.03%
Surplus Solutions, LLC (6)	First lien senior secured delayed draw term loan	P +	5.25%	11.12%	9/30/2024	11/30/2027	4,664	(70)	(65)	—%
Surplus Solutions, LLC	First lien senior secured revolving loan	S +	5.50%	10.42%	11/30/2022	11/30/2027	1,771	670	684	0.05%
Surplus Solutions, LLC	First lien senior secured term loan	P +	5.25%	11.12%	11/30/2022	11/30/2027	16,324	15,996	16,098	1.13%
								74,275	74,309	5.25%
Health care providers and services
ADVI Health, LLC (6)	First lien senior secured revolving loan	S +	7.00%	11.96%	11/29/2022	11/29/2027	$1,062	$(17)	$(16)	0.00%
ADVI Health, LLC	First lien senior secured term loan	S +	7.00%	11.96%	11/29/2022	11/29/2027	6,112	6,006	6,013	0.42%
Advocate RCM Acquisition Corp (6)	First lien senior secured revolving loan	S +	6.00%	10.70%	12/22/2023	12/22/2026	2,902	(38)	(36)	0.00%
Advocate RCM Acquisition Corp	First lien senior secured term loan	S +	6.00%	10.70%	12/22/2023	12/22/2026	18,226	17,970	17,990	1.27%
Agility Intermediate, Inc	First lien senior secured delayed draw term loan	S +	7.00%	11.87%	7/28/2023	4/15/2026	109	107	104	0.01%
Agility Intermediate, Inc	First lien senior secured revolving loan	S +	7.00%	11.87%	7/28/2023	4/15/2026	134	78	74	0.01%
Agility Intermediate, Inc	First lien senior secured term loan	S +	7.00%	11.87%	7/28/2023	4/15/2026	238	233	228	0.02%
American Family Care, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.70%	2/29/2024	2/28/2029	4,424	(98)	(93)	(0.01)%
American Family Care, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.70%	2/29/2024	2/28/2029	1,775	(39)	(37)	0.00%
American Family Care, LLC	First lien senior secured term loan	S +	6.00%	10.70%	2/29/2024	2/28/2029	11,545	11,282	11,300	0.80%
Apex Dental Partners, LLC	First lien senior secured delayed draw term loan	S +	5.50% + 1.00% PIK	11.46%	7/28/2023	11/23/2025	485	484	483	0.03%
Apex Dental Partners, LLC (6)	First lien senior secured revolving loan	S +	5.50% + 1.00% PIK	11.46%	7/28/2023	11/23/2025	150	(1)	(1)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Apex Dental Partners, LLC	First lien senior secured term loan	S +	5.50% + 1.00% PIK	11.46%	7/28/2023	11/23/2025	620	618	618	0.04%
ASC Ortho Management Company, LLC	First lien senior secured delayed draw term loan	S +	6.00% + 0.50% PIK	11.37%	7/28/2023	12/31/2026	322	320	315	0.02%
ASC Ortho Management Company, LLC	First lien senior secured revolving loan	S +	6.50%	11.37%	7/28/2023	12/31/2026	38	20	19	0.00%
ASC Ortho Management Company, LLC	First lien senior secured term loan	S +	6.00% + 0.50% PIK	11.37%	7/28/2023	12/31/2026	510	506	499	0.04%
Ascend Plastic Surgery Partners MSO LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	10.33%	5/3/2024	5/3/2029	20,682	(379)	(355)	(0.03)%
Ascend Plastic Surgery Partners MSO LLC (6)	First lien senior secured revolving loan	S +	5.00%	10.33%	5/3/2024	5/3/2029	4,197	(77)	(71)	(0.01)%
Ascend Plastic Surgery Partners MSO LLC	First lien senior secured term loan	S +	5.00%	10.33%	5/3/2024	5/3/2029	6,877	6,747	6,759	0.48%
ASP Global Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.10%	7/31/2024	7/31/2029	19,239	14,057	14,057	0.99%
ASP Global Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.10%	7/31/2024	7/31/2029	6,555	(127)	(127)	(0.01)%
ASP Global Holdings, LLC	First lien senior secured term loan	S +	5.25%	10.10%	7/31/2024	7/31/2029	41,071	40,335	40,263	2.84%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.60%	7/28/2023	12/14/2025	520	516	514	0.04%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.60%	7/28/2023	12/14/2026	303	301	301	0.02%
Beacon Oral Specialists Management LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.60%	7/28/2023	12/14/2026	188	(2)	(2)	0.00%
Beacon Oral Specialists Management LLC	First lien senior secured term loan	S +	6.00%	10.60%	7/28/2023	12/14/2026	915	906	906	0.06%
Beghou Consulting, LLC	First lien senior secured revolving loan	S +	5.00%	9.60%	5/1/2023	5/1/2028	2,714	533	542	0.04%
Beghou Consulting, LLC	First lien senior secured term loan	S +	5.00%	9.60%	5/1/2023	5/1/2028	15,274	14,915	14,964	1.05%
Behavior Frontiers, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.87%	4/4/2024	5/21/2026	1,306	(15)	(15)	—%
Behavior Frontiers, LLC (6)(19)	First lien senior secured revolving loan	S +	6.00%	10.87%	7/28/2023	5/21/2026	38	(1)	—	—%
Behavior Frontiers, LLC	First lien senior secured term loan	S +	6.00%	10.87%	7/28/2023	5/21/2026	573	556	567	0.04%
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.75%	6/7/2022	6/7/2026	7,462	7,406	7,396	0.52%
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.75%	6/7/2022	6/7/2026	1,710	(13)	(15)	—%
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured term loan	S +	5.50%	10.75%	5/16/2024	6/7/2026	22,702	22,508	22,502	1.59%
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured term loan	S +	5.50%	10.75%	6/7/2022	6/7/2026	13,544	13,418	13,424	0.95%
BPCP EE Intermedco LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.00%	4/3/2023	4/3/2028	3,187	1,983	1,985	0.14%
BPCP EE Intermedco LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.00%	4/3/2023	4/3/2028	2,244	(43)	(41)	0.00%
BPCP EE Intermedco LLC	First lien senior secured term loan	S +	6.25%	11.00%	4/3/2023	4/3/2028	6,445	6,311	6,316	0.45%
Brightview, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.96%	7/28/2023	12/14/2026	47	47	47	—%
Brightview, LLC	First lien senior secured revolving loan	S +	6.00%	10.96%	7/28/2023	12/14/2026	52	52	52	0.00%
Brightview, LLC	First lien senior secured term loan	S +	6.00%	10.96%	7/28/2023	12/14/2026	680	678	676	0.05%
Canadian Orthodontic Partners Corp (7)	First lien senior secured delayed draw term loan - C$	15.00%		15.00%	4/5/2024	3/19/2026	31	7	7	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Canadian Orthodontic Partners Corp (7)	First lien senior secured delayed draw term loan - C$	T +	7.00%	11.62%	7/28/2023	3/19/2026	354	240	151	0.01%
Canadian Orthodontic Partners Corp	First lien senior secured revolving loan	S +	7.00%	11.87%	7/28/2023	12/31/2026	23	22	15	0.00%
Canadian Orthodontic Partners Corp (7)	First lien senior secured revolving loan -C$	T +	7.00%	11.62%	7/28/2023	12/31/2026	107	104	70	0.00%
Canadian Orthodontic Partners Corp (7)	First lien senior secured revolving loan -C$	T +	7.00%	11.62%	7/28/2023	12/31/2026	319	235	155	0.01%
Canadian Orthodontic Partners Corp (7)	First lien senior secured term loan - C$	T +	7.00%	11.62%	7/28/2023	12/31/2026	268	196	130	0.01%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured revolving loan	P +	4.25%	11.08%	8/2/2022	8/2/2027	5,898	5,831	5,836	0.41%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S +	5.25%	10.00%	8/2/2022	8/2/2027	31,320	30,933	30,960	2.18%
Community Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.96%	7/28/2023	6/10/2026	164	164	161	0.01%
Community Care Partners, LLC	First lien senior secured revolving loan	S +	6.00%	10.96%	7/28/2023	6/10/2026	75	48	47	0.00%
Community Care Partners, LLC	First lien senior secured term loan	S +	6.00%	10.96%	7/28/2023	6/10/2026	937	933	920	0.06%
Dermatology Medical Partners OpCo LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.37%	7/28/2023	10/29/2026	64	64	64	0.00%
Dermatology Medical Partners OpCo LLC	First lien senior secured revolving loan	S +	6.50%	11.37%	7/28/2023	10/29/2026	38	28	28	0.00%
Dermatology Medical Partners OpCo LLC	First lien senior secured term loan	S +	6.50%	11.37%	7/28/2023	10/29/2026	257	254	254	0.02%
EH Management Company, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.37%	7/28/2023	7/15/2026	38	—	—	0.00%
EH Management Company, LLC	First lien senior secured term loan	S +	5.50%	10.37%	7/28/2023	7/15/2026	5,156	5,117	5,115	0.36%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.62%	11/2/2022	11/2/2027	16,830	16,621	16,640	1.17%
Endodontic Practice Partners, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.62%	4/9/2024	11/2/2027	13,778	(197)	(155)	(0.01)%
Endodontic Practice Partners, LLC	First lien senior secured revolving loan	S +	5.75%	10.62%	11/2/2022	11/2/2027	1,956	756	760	0.05%
Endodontic Practice Partners, LLC	First lien senior secured term loan	S +	5.75%	10.62%	11/2/2022	11/2/2027	15,315	15,106	15,143	1.07%
Flourish Research Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.33%	4/28/2023	4/28/2025	2,197	2,161	2,180	0.15%
Flourish Research Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.29%	10/12/2023	4/28/2026	3,371	3,308	3,346	0.24%
Flourish Research Acquisition, LLC	First lien senior secured revolving loan	S +	6.00%	11.10%	4/28/2023	4/28/2026	2,176	1,770	1,779	0.13%
Flourish Research Acquisition, LLC	First lien senior secured term loan	S +	6.00%	11.21%	4/28/2023	4/28/2026	25,248	24,847	25,059	1.77%
FYZICAL Buyer, LLC	First lien senior secured revolving loan	S +	5.25%	10.10%	6/26/2024	6/26/2028	2,710	1,016	1,020	0.07%
FYZICAL Buyer, LLC	First lien senior secured term loan	S +	5.25%	10.10%	6/26/2024	6/26/2028	18,956	18,662	18,701	1.32%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured revolving loan	S +	5.50%	10.37%	7/28/2023	12/21/2025	300	49	49	0.00%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured term loan	S +	5.50%	10.37%	7/28/2023	12/21/2025	20,092	19,841	19,826	1.40%
Golden Bear PT Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.87%	7/28/2023	10/22/2026	174	171	170	0.01%
Golden Bear PT Partners, LLC	First lien senior secured revolving loan	S +	6.00%	10.85%	7/28/2023	10/22/2026	38	5	5	0.00%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S +	6.00%	10.87%	7/28/2023	10/22/2026	1,495	1,469	1,461	0.10%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.46%	7/28/2023	8/20/2026	369	366	365	0.03%
Guardian Dentistry Practice Management, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.46%	7/28/2023	8/20/2027	4,188	(52)	(45)	0.00%
Guardian Dentistry Practice Management, LLC	First lien senior secured term loan	S +	5.50%	10.46%	7/28/2023	8/20/2027	385	382	381	0.03%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
H2 Holdco, Inc	First lien senior secured delayed draw term loan	S +	5.75%	11.07%	6/25/2024	5/5/2028	19,008	1,418	1,447	0.10%
H2 Holdco, Inc	First lien senior secured delayed draw term loan	S +	5.75%	10.86%	5/5/2023	5/5/2028	7,236	7,056	7,145	0.50%
H2 Holdco, Inc (20)	First lien senior secured revolving loan	S +	5.75%	10.99%	5/5/2023	5/5/2028	2,544	954	986	0.07%
H2 Holdco, Inc	First lien senior secured term loan	S +	5.75%	10.71%	5/5/2023	5/5/2028	18,015	17,535	17,789	1.24%
IMA Group Management Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.75%	12.15%	7/28/2023	6/30/2028	174	(4)	(3)	0.00%
IMA Group Management Company, LLC	First lien senior secured revolving loan	S +	6.75%	11.70%	7/28/2023	6/30/2028	35	20	20	0.00%
IMA Group Management Company, LLC	First lien senior secured term loan	S +	6.75%	12.15%	7/28/2023	6/30/2028	845	829	828	0.06%
IPC Pain Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.96%	5/19/2022	5/19/2027	9,882	9,835	9,802	0.69%
IPC Pain Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.96%	5/19/2022	5/19/2027	1,140	(9)	(8)	0.00%
IPC Pain Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.96%	5/19/2022	5/19/2027	2,909	2,883	2,886	0.20%
MWEC Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.44%	2/14/2023	2/14/2025	1,427	420	429	0.03%
MWEC Management, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	10.35%	7/3/2024	2/14/2028	2,532	(35)	(35)	0.00%
MWEC Management, LLC	First lien senior secured revolving loan	S +	5.50%	10.35%	2/14/2023	2/14/2028	1,924	903	919	0.06%
MWEC Management, LLC	First lien senior secured term loan	S +	5.50%	10.35%	2/14/2023	2/14/2028	14,922	14,601	14,714	1.04%
Network Partners Acquisitions, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.87%	7/28/2023	12/30/2026	38	—	—	0.00%
Network Partners Acquisitions, LLC	First lien senior secured term loan	S +	6.00%	10.87%	7/28/2023	12/30/2026	319	317	316	0.02%
NH Kronos Buyer, Inc. (6)	First lien senior secured revolving loan	S +	6.25%	11.20%	11/1/2022	11/1/2028	12,705	(259)	(127)	(0.01)%
NH Kronos Buyer, Inc.	First lien senior secured term loan	S +	6.25%	11.20%	11/1/2022	11/1/2028	45,304	44,307	44,851	3.16%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.18%	7/28/2023	12/31/2025	57	57	57	0.00%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.80%	7/28/2023	12/31/2025	515	513	511	0.04%
Peak Dental Services, LLC	First lien senior secured revolving loan	S +	6.75%	11.76%	7/28/2023	12/31/2025	133	132	132	0.01%
Peak Dental Services, LLC	First lien senior secured term loan	S +	6.75%	11.66%	7/28/2023	12/31/2025	575	572	571	0.04%
Peak Investment Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	7.00%	11.87%	7/28/2023	12/31/2025	113	(1)	(1)	0.00%
Peak Investment Holdings, LLC	First lien senior secured revolving loan	S +	7.00%	11.91%	7/28/2023	12/31/2025	324	111	111	0.01%
Peak Investment Holdings, LLC	First lien senior secured term loan	S +	7.00%	11.87%	7/28/2023	12/31/2025	1,199	1,195	1,192	0.08%
PharmaForceIQ INC. (6)	First lien senior secured revolving loan	S +	5.50%	10.74%	8/2/2024	8/2/2029	2,093	(40)	(40)	0.00%
PharmaForceIQ INC.	First lien senior secured term loan	S +	5.50%	10.74%	8/2/2024	8/2/2029	13,716	13,442	13,447	0.95%
PRM MANAGEMENT COMPANY, LLC (6)	First lien senior secured delayed draw term loan	S +	6.75%	12.10%	1/25/2024	1/25/2029	1,180	(28)	(27)	0.00%
PRM MANAGEMENT COMPANY, LLC (6)	First lien senior secured revolving loan	S +	6.75%	12.10%	1/25/2024	1/25/2029	789	(19)	(18)	0.00%
PRM MANAGEMENT COMPANY, LLC	First lien senior secured term loan	S +	6.75%	12.10%	1/25/2024	1/25/2029	4,134	4,030	4,035	0.28%
Purpose Home Health Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.43%	3/8/2024	11/3/2027	8,099	7,052	7,044	0.50%
Purpose Home Health Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.04%	11/3/2022	11/3/2027	6,781	6,672	6,678	0.47%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.02%	11/3/2022	11/3/2027	1,956	(31)	(30)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Purpose Home Health Acquisition, LLC	First lien senior secured term loan	S +	5.75%	11.02%	11/3/2022	11/3/2027	10,747	10,566	10,581	0.75%
Revival Animal Health, LLC	First lien senior secured revolving loan	S +	6.00%	11.09%	7/28/2023	4/6/2026	131	77	77	0.01%
Revival Animal Health, LLC	First lien senior secured term loan	S +	6.00%	11.16%	7/28/2023	4/6/2026	15,064	14,872	14,899	1.05%
RMS Health Care Management, LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.88%	10/6/2023	10/6/2026	2,703	1,350	1,351	0.10%
RMS Health Care Management, LLC	First lien senior secured revolving loan	S +	6.75%	11.55%	10/6/2023	10/6/2026	920	600	600	0.04%
RMS Health Care Management, LLC	First lien senior secured term loan	S +	6.75%	11.42%	10/6/2023	10/6/2026	4,288	4,217	4,222	0.30%
RQM Buyer, Inc	First lien senior secured delayed draw term loan	S +	5.75%	10.62%	7/28/2023	8/12/2026	83	83	79	0.01%
RQM Buyer, Inc	First lien senior secured revolving loan	P +	4.75%	10.81%	7/28/2023	8/12/2026	206	123	115	0.01%
RQM Buyer, Inc	First lien senior secured term loan	S +	5.75%	10.62%	7/28/2023	8/12/2026	1,714	1,712	1,639	0.12%
Sage Dental Management, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	11.26%	9/25/2024	6/30/2026	9,143	(64)	(64)	0.00%
Sage Dental Management, LLC	First lien senior secured revolving loan	S +	5.25%	9.92%	9/25/2024	6/30/2026	8,220	1,352	1,352	0.10%
Sage Dental Management, LLC	First lien senior secured term loan	S +	5.25%	9.92%	9/25/2024	6/30/2026	58,392	57,984	57,983	4.09%
SAMGI Buyer, Inc (6)	First lien senior secured revolving loan	S +	5.50%	10.37%	7/28/2023	4/14/2025	138	—	—	0.00%
SAMGI Buyer, Inc	First lien senior secured term loan	S +	5.50%	10.37%	7/28/2023	4/14/2025	477	476	476	0.03%
SCP ENT and Allergy Services, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.87%	7/28/2023	9/25/2026	156	155	154	0.01%
SCP ENT and Allergy Services, LLC	First lien senior secured revolving loan	S +	6.00%	10.87%	7/28/2023	9/25/2026	256	125	125	0.01%
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	S +	6.00%	10.87%	7/28/2023	9/25/2026	2,733	2,705	2,696	0.19%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.21%	7/28/2023	10/29/2026	176	174	174	0.01%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.21%	4/22/2024	10/29/2026	17,231	4,865	4,867	0.34%
Signature Dental Partners LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.21%	7/28/2023	10/29/2026	38	—	—	0.00%
Signature Dental Partners LLC	First lien senior secured term loan	S +	6.25%	11.21%	7/28/2023	10/29/2026	4,275	4,223	4,222	0.30%
Signature MD, Inc	First lien senior secured delayed draw term loan	S +	5.75%	10.35%	7/15/2024	7/15/2027	6,968	1,477	1,477	0.10%
Signature MD, Inc (6)	First lien senior secured revolving loan	S +	5.75%	10.35%	7/15/2024	7/15/2027	3,297	(38)	(38)	0.00%
Signature MD, Inc	First lien senior secured term loan	S +	5.75%	10.35%	7/15/2024	7/15/2027	18,394	18,175	18,173	1.28%
Silver Falls MSO, LLC	First lien senior secured revolving loan	S +	6.75%	11.88%	7/28/2023	8/30/2025	235	222	217	0.02%
Silver Falls MSO, LLC	First lien senior secured term loan	S +	4.25% + 2.50% PIK	11.62%	7/28/2023	8/30/2025	1,318	1,273	1,288	0.09%
SimiTree Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.25% + 1.75% PIK	12.32%	7/28/2023	5/17/2026	882	880	860	0.06%
SimiTree Acquisition, LLC	First lien senior secured revolving loan	S +	7.00%	12.32%	7/28/2023	5/17/2026	178	49	45	0.00%
SimiTree Acquisition, LLC	First lien senior secured term loan	S +	5.25% + 1.75% PIK	12.32%	7/28/2023	5/17/2026	1,227	1,224	1,196	0.08%
SIMKO Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.32%	9/19/2023	4/7/2027	182	179	180	0.01%
SIMKO Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.87%	7/28/2023	4/7/2027	6,763	1,859	1,879	0.13%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
SIMKO Merger Sub LLC	First lien senior secured revolving loan	S +	6.00%	11.11%	7/28/2023	4/7/2027	56	22	22	0.00%
SIMKO Merger Sub LLC	First lien senior secured term loan	S +	6.00%	10.87%	7/28/2023	4/7/2027	646	638	639	0.05%
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.12%	7/28/2023	12/30/2025	514	511	510	0.04%
Southeast Primary Care Partners, LLC	First lien senior secured revolving loan	P +	5.25%	11.26%	7/28/2023	12/30/2025	225	74	73	0.01%
Southeast Primary Care Partners, LLC	First lien senior secured term loan	S +	6.25%	11.12%	7/28/2023	12/30/2025	847	842	840	0.06%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.10%	7/28/2023	1/27/2026	188	188	186	0.01%
Southern Orthodontic Partners Management, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	10.10%	5/17/2024	7/27/2026	7,980	(68)	(62)	0.00%
Southern Orthodontic Partners Management, LLC	First lien senior secured revolving loan	S +	5.50%	10.14%	7/28/2023	7/27/2026	171	15	14	0.00%
Southern Orthodontic Partners Management, LLC	First lien senior secured term loan	S +	5.50%	10.10%	7/28/2023	7/27/2026	3,032	3,015	3,008	0.21%
Southern Sports Medicine Partners, LLC	First lien senior secured revolving loan	S +	8.00%	12.96%	7/28/2023	2/23/2027	60	31	31	0.00%
Southern Sports Medicine Partners, LLC	First lien senior secured term loan	S +	4.00% + 4.00% PIK	12.96%	7/28/2023	2/23/2027	690	669	666	0.05%
Spear Education Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.00%	6/26/2024	12/15/2028	7,290	(86)	(73)	(0.01)%
Spear Education Holdings, LLC	First lien senior secured term loan	S +	5.25%	10.00%	6/26/2024	12/15/2028	47,501	46,936	47,026	3.31%
Star Dental Partners LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.96%	12/22/2023	12/22/2028	11,023	8,406	8,424	0.59%
Star Dental Partners LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.96%	12/22/2023	12/22/2028	1,451	(31)	(29)	0.00%
Star Dental Partners LLC	First lien senior secured term loan	S +	6.00%	10.96%	12/22/2023	12/22/2028	9,228	9,026	9,035	0.64%
THE CHEMPETITIVE GROUP, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.35%	3/22/2024	3/22/2029	12,002	1,281	1,298	0.09%
THE CHEMPETITIVE GROUP, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.35%	3/22/2024	3/22/2029	3,414	(61)	(57)	0.00%
THE CHEMPETITIVE GROUP, LLC	First lien senior secured term loan	S +	5.50%	10.35%	3/22/2024	3/22/2029	13,706	13,451	13,473	0.95%
U.S. Urology Partners, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.45%	11/8/2023	11/8/2026	1,401	(14)	(13)	0.00%
U.S. Urology Partners, LLC	First lien senior secured term loan	S +	6.50%	11.45%	11/8/2023	11/8/2026	11,629	11,502	11,515	0.81%
US Foot and Ankle Specialists, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.62%	9/15/2022	9/15/2026	14,073	13,937	13,952	0.98%
US Foot and Ankle Specialists, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.62%	9/15/2022	9/15/2026	2,699	(28)	(26)	0.00%
US Foot and Ankle Specialists, LLC	First lien senior secured term loan	S +	5.75%	10.62%	9/15/2022	9/15/2026	19,522	19,286	19,302	1.36%
Varsity DuvaSawko Operating Corp	First lien senior secured delayed draw term loan	S +	6.00%	11.51%	7/28/2023	5/27/2026	64	63	63	0.00%
Varsity DuvaSawko Operating Corp	First lien senior secured revolving loan	S +	6.00%	11.51%	7/28/2023	5/27/2026	5,189	1,692	1,660	0.12%
Varsity DuvaSawko Operating Corp	First lien senior secured term loan	S +	6.00%	11.51%	7/28/2023	5/27/2026	58,995	58,837	58,183	4.09%
Varsity Rejuvenate Management, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.22%	12/29/2023	9/1/2028	7,132	3,060	3,067	0.22%
Varsity Rejuvenate Management, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.75%	9/1/2023	9/1/2028	1,245	(28)	(25)	0.00%
Varsity Rejuvenate Management, LLC	First lien senior secured term loan	S +	6.00%	10.75%	9/1/2023	9/1/2028	5,973	5,837	5,854	0.41%
VetEvolve Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.10%	10/12/2023	10/12/2028	11,622	2,690	2,720	0.19%
VetEvolve Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.10%	10/12/2023	10/12/2028	3,067	(66)	(58)	0.00%
VetEvolve Holdings, LLC	First lien senior secured term loan	S +	5.25%	10.10%	10/12/2023	10/12/2028	9,143	8,935	8,961	0.63%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.60%	7/28/2023	10/29/2027	180	178	179	0.01%
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.60%	7/28/2023	10/29/2027	319	316	316	0.02%
Western Veterinary Partners LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.61%	9/27/2024	10/29/2027	24,383	(366)	(200)	(0.01)%
Western Veterinary Partners LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.61%	7/28/2023	10/29/2027	24	—	—	0.00%
Western Veterinary Partners LLC	First lien senior secured term loan	S +	5.00%	9.61%	7/28/2023	10/29/2027	9,420	9,284	9,343	0.66%
								803,797	804,966	56.73%
Health care technology
AHR Intermediate, Inc	First lien senior secured delayed draw term loan	S +	5.25%	10.00%	7/29/2022	7/29/2027	$5,256	$5,212	$5,203	0.37%
AHR Intermediate, Inc	First lien senior secured revolving loan	S +	5.25%	10.16%	7/29/2022	7/29/2027	7,858	2,466	2,507	0.18%
AHR Intermediate, Inc	First lien senior secured term loan	S +	5.25%	10.00%	7/29/2022	7/29/2027	25,296	25,120	25,142	1.77%
Millennia Patient Services, LLC	First lien senior secured revolving loan	P +	5.50%	12.97%	7/28/2023	3/8/2026	134	79	79	0.01%
Millennia Patient Services, LLC	First lien senior secured term loan	S +	6.50%	11.37%	7/28/2023	3/8/2026	973	967	965	0.07%
								33,844	33,896	2.40%
Household durables
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.10%	10/20/2023	9/26/2027	$2,985	$2,929	$2,914	0.21%
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.67%	9/26/2022	9/26/2027	2,299	118	114	0.01%
CPS Power Buyer, LLC	First lien senior secured revolving loan	P +	4.50%	12.50%	9/26/2022	9/26/2027	3,036	1,080	1,066	0.08%
CPS Power Buyer, LLC	First lien senior secured term loan	S +	5.50%	10.54%	9/26/2022	9/26/2027	12,881	12,582	12,574	0.89%
Kwalu, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.62%	9/23/2022	9/23/2027	5,061	(60)	(56)	0.00%
Kwalu, LLC	First lien senior secured term loan	S +	5.75%	10.62%	9/23/2022	9/23/2027	23,495	23,187	23,211	1.63%
MacKenzie Childs Acquisition, Inc	First lien senior secured revolving loan	P +	5.00%	12.04%	9/2/2022	9/2/2027	3,374	1,545	1,549	0.11%
MacKenzie Childs Acquisition, Inc	First lien senior secured term loan	S +	6.00%	10.75%	9/2/2022	9/2/2027	17,041	16,890	16,909	1.18%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.00%	1/23/2023	1/23/2028	5,757	5,640	5,675	0.40%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.67%	1/12/2024	1/23/2028	1,997	1,964	1,969	0.14%
Renovation Systems, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.09%	7/29/2024	1/23/2028	5,752	(82)	(82)	(0.01)%
Renovation Systems, LLC	First lien senior secured revolving loan	S +	6.25%	11.65%	1/23/2023	1/23/2028	2,633	1,132	1,147	0.08%
Renovation Systems, LLC	First lien senior secured term loan	S +	6.25%	11.09%	1/23/2023	1/23/2028	26,893	26,396	26,509	1.87%
Storm Smart Buyer LLC	First lien senior secured revolving loan	S +	6.00%	10.87%	7/28/2023	4/5/2026	131	39	39	0.00%
Storm Smart Buyer LLC	First lien senior secured term loan	S +	6.00%	10.87%	7/28/2023	4/5/2026	892	888	886	0.06%
Trademark Global, LLC	First lien senior secured revolving loan	S +	8.50%	13.37%	7/28/2023	6/30/2027	128	108	56	0.00%
Trademark Global, LLC	First lien senior secured term loan	S +	8.50%	13.37%	7/28/2023	6/30/2027	2,104	1,975	1,206	0.09%
								96,331	95,686	6.74%
Industrial Conglomerates
Hultec Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.48%	3/31/2023	3/31/2029	$3,915	$(98)	$(84)	(0.01)%
Hultec Buyer, LLC	First lien senior secured term loan	S +	5.50%	10.48%	3/31/2023	3/31/2029	14,453	14,072	14,124	1.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
								13,974	14,040	0.99%
Interactive Media & Services
Duggal Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	9.35%	9/30/2024	9/30/2030	$5,224	$(52)	$(52)	0.00%
Duggal Acquisition, LLC (6)	First lien senior secured revolving loan	S +	4.75%	9.35%	9/30/2024	9/30/2030	7,319	(146)	(146)	(0.01)%
Duggal Acquisition, LLC	First lien senior secured term loan	S +	4.75%	9.35%	9/30/2024	9/30/2030	20,633	20,221	20,221	1.43%
								20,023	20,023	1.42%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC	First lien senior secured revolving loan	S +	7.00%	11.75%	7/28/2023	12/18/2025	$191	$119	$105	0.01%
Aquatic Sales Solutions, LLC	First lien senior secured term loan	S +	3.00%+ 4.00% PIK	11.75%	7/28/2023	12/18/2025	2,675	2,640	2,460	0.17%
DealerOn Holdco, Inc (6)	First lien senior secured revolving loan	S +	6.00%	10.96%	7/28/2023	5/19/2026	314	(2)	(2)	0.00%
DealerOn Holdco, Inc	First lien senior secured term loan	S +	6.00%	10.96%	7/28/2023	5/19/2026	20,652	20,453	20,494	1.44%
								23,210	23,057	1.62%
IT services
BSC Top Shelf Blocker LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.85%	6/28/2024	6/28/2029	$2,256	$(37)	$(34)	0.00%
BSC Top Shelf Blocker LLC	First lien senior secured term loan	S +	5.25%	9.85%	6/28/2024	6/28/2029	16,112	15,839	15,870	1.12%
E-Phoenix Acquisition Co. Inc	First lien senior secured revolving loan	S +	5.50%	10.45%	7/28/2023	6/23/2027	75	15	15	—%
E-Phoenix Acquisition Co. Inc	First lien senior secured term loan	S +	5.50%	10.25%	7/28/2023	6/23/2027	1,349	1,345	1,341	0.09%
FreshAddress, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.25%	7/28/2023	10/5/2025	30	—	—	—%
FreshAddress, LLC	First lien senior secured term loan	S +	5.50%	10.25%	7/28/2023	10/5/2025	1,630	1,627	1,623	0.11%
Icreon Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.46%	10/26/2022	10/26/2027	1,071	(17)	(16)	—%
Icreon Holdings, LLC	First lien senior secured term loan	S +	6.50%	11.46%	10/26/2022	10/26/2027	13,086	12,857	12,892	0.91%
P and R Dental Strategies, LLC	First lien senior secured revolving loan	S +	5.25%	10.16%	7/28/2023	12/22/2026	23	7	7	—%
P and R Dental Strategies, LLC	First lien senior secured term loan	S +	5.25%	10.12%	7/28/2023	12/22/2026	622	618	616	0.04%
PALMETTO TECHNOLOGY GROUP, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.73%	2/26/2024	1/3/2029	9,417	1,624	1,636	0.12%
PALMETTO TECHNOLOGY GROUP, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.62%	1/3/2024	1/3/2029	10,833	10,649	10,657	0.75%
PALMETTO TECHNOLOGY GROUP, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.60%	1/3/2024	1/3/2029	2,860	(49)	(46)	0.00%
PALMETTO TECHNOLOGY GROUP, LLC	First lien senior secured term loan	S +	5.75%	10.60%	1/3/2024	1/3/2029	6,325	6,216	6,220	0.44%
White Label Communications,LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.10%	10/11/2023	10/11/2029	1,534	(29)	(27)	0.00%
White Label Communications,LLC	First lien senior secured term loan	S +	6.25%	11.10%	10/11/2023	10/11/2029	4,702	4,610	4,616	0.33%
								55,275	55,370	3.91%
Leisure equipment and products
Champion Motorsports Group, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.21%	7/28/2023	10/8/2026	$56	$(1)	$(1)	0.00%
Champion Motorsports Group, LLC	First lien senior secured term loan	S +	6.25%	11.21%	7/28/2023	10/8/2026	1,659	1,646	1,639	0.12%
MacNeill Pride Group Corp	First lien senior secured delayed draw term loan	S +	7.00%	11.87%	7/28/2023	4/22/2026	302	301	300	0.02%
MacNeill Pride Group Corp	First lien senior secured delayed draw term loan	S +	7.00%	11.87%	7/28/2023	4/22/2026	52	52	52	0.00%
MacNeill Pride Group Corp	First lien senior secured revolving loan	S +	7.00%	11.87%	7/28/2023	4/22/2026	287	71	71	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
MacNeill Pride Group Corp	First lien senior secured term loan	S +	7.00%	11.87%	7/28/2023	4/22/2026	810	809	807	0.06%
TruBlue LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	10.35%	1/11/2024	1/11/2029	2,331	(40)	(37)	0.00%
TruBlue LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.35%	1/11/2024	1/11/2029	1,430	(24)	(23)	0.00%
TruBlue LLC	First lien senior secured term loan	S +	5.50%	10.35%	1/11/2024	1/11/2029	5,186	5,095	5,101	0.36%
								7,909	7,909	0.57%
Leisure products
PHGP MB Purchaser, Inc	First lien senior secured delayed draw term loan	S +	6.00%+ 0.50% PIK	11.37%	7/28/2023	5/27/2027	$80	$79	$73	0.01%
PHGP MB Purchaser, Inc (21)	First lien senior secured revolving loan	P +	6.00%+ 0.50% PIK	11.37%	7/28/2023	5/20/2027	75	20	14	0.00%
PHGP MB Purchaser, Inc	First lien senior secured term loan	S +	6.00% + 0.50% PIK	11.37%	7/28/2023	5/20/2027	1,087	1,073	993	0.07%
								1,172	1,080	0.08%
Life sciences tools and services
Aptitude Health Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.12%	7/28/2023	5/3/2026	$267	$(2)	$(1)	0.00%
Aptitude Health Holdings, LLC	First lien senior secured term loan	S +	5.25%	10.12%	7/28/2023	5/3/2026	1,084	1,075	1,076	0.08%
CR Services Intermediate, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.82%	7/28/2023	7/28/2028	187	118	119	0.01%
CR Services Intermediate, LLC	First lien senior secured revolving loan	S +	6.50%	11.56%	7/28/2023	7/28/2028	38	7	7	0.00%
CR Services Intermediate, LLC	First lien senior secured term loan	S +	6.50%	12.01%	7/28/2023	7/28/2028	451	439	440	0.03%
ERG Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.31%	2/26/2024	2/26/2026	344	340	340	0.02%
ERG Buyer, LLC	First lien senior secured revolving loan	S +	6.25%	11.26%	2/26/2024	2/26/2026	5,181	3,399	3,398	0.24%
ERG Buyer, LLC	First lien senior secured term loan	S +	6.25%	11.31%	2/26/2024	2/26/2026	36,147	35,735	35,757	2.52%
								41,111	41,136	2.90%
Machinery
Abrasive Technology Intermediate, LLC	First lien senior secured revolving loan	S +	6.25%	11.12%	7/28/2023	4/30/2026	$173	$33	$33	0.00%
Abrasive Technology Intermediate, LLC	First lien senior secured term loan	S +	6.25%	11.72%	7/28/2023	4/30/2026	1,990	1,968	1,969	0.14%
DNS-IMI Acquisition Corp	First lien senior secured revolving loan	P +	4.50%	12.50%	7/28/2023	11/23/2026	56	16	16	0.00%
DNS-IMI Acquisition Corp	First lien senior secured term loan	S +	5.50%	10.25%	7/28/2023	11/23/2026	1,419	1,411	1,407	0.10%
Double E Company, LLC	First lien senior secured revolving loan	P +	5.75%	11.40%	6/21/2022	6/21/2028	3,110	2,653	2,339	0.16%
Double E Company, LLC	First lien senior secured term loan	S +	4.00% + 2.75% PIK	11.25%	6/21/2022	6/21/2028	18,567	18,430	16,521	1.16%
Kittyhawk, Inc (6)	First lien senior secured revolving loan	S +	5.25%	9.85%	5/1/2024	5/1/2029	3,571	(65)	(60)	0.00%
Kittyhawk, Inc	First lien senior secured term loan	S +	5.25%	9.85%	5/1/2024	5/1/2029	15,215	14,933	14,954	1.05%
L&J Holding Company LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	10.01%	7/29/2024	7/29/2030	9,823	(95)	(95)	(0.01)%
L&J Holding Company LLC (6)	First lien senior secured revolving loan	S +	4.75%	10.01%	7/29/2024	7/29/2030	2,204	(43)	(43)	0.00%
L&J Holding Company LLC	First lien senior secured term loan	S +	4.75%	10.01%	7/29/2024	7/29/2030	11,787	11,552	11,554	0.81%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
My Buyer, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	10.10%	1/26/2024	1/26/2030	3,139	(56)	(51)	0.00%
My Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.10%	1/26/2024	1/26/2030	2,360	(42)	(38)	0.00%
My Buyer, LLC	First lien senior secured term loan	S +	5.50%	10.10%	1/26/2024	1/26/2030	7,890	7,745	7,757	0.55%
SPG Holdco, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.50%	12/1/2023	12/1/2028	2,070	(43)	(41)	0.00%
SPG Holdco, LLC	First lien senior secured term loan	S +	6.00%	10.50%	12/1/2023	12/1/2028	10,607	10,382	10,394	0.73%
USSC Holding Corp (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.85%	6/21/2024	6/21/2030	10,129	(193)	(152)	(0.01)%
USSC Holding Corp (6)	First lien senior secured revolving loan	S +	5.25%	9.85%	6/21/2024	6/21/2030	7,177	(137)	(108)	(0.01)%
USSC Holding Corp	First lien senior secured term loan	S +	5.25%	9.85%	6/21/2024	6/21/2030	34,868	34,183	34,345	2.42%
								102,632	100,701	7.09%
Media
ALM Media, LLC (22)	First lien senior secured revolving loan	S +	5.50%	10.18%	2/21/2024	2/21/2029	$3,102	$558	$562	0.04%
ALM Media, LLC	First lien senior secured term loan	S +	5.50%	10.10%	2/21/2024	2/21/2029	38,264	37,470	37,526	2.65%
Barkley, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.15%	9/29/2023	9/29/2028	2,300	(48)	(39)	0.00%
Barkley, LLC	First lien senior secured term loan	S +	5.75%	11.15%	9/29/2023	9/29/2028	43,565	42,686	42,822	3.02%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.87%	7/28/2023	12/9/2026	221	218	218	0.02%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.87%	12/22/2023	12/9/2026	5,110	182	204	0.01%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.26%	8/1/2024	12/9/2026	2,843	2,798	2,803	0.20%
Exclusive Concepts, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.87%	7/28/2023	12/9/2026	23	—	—	0.00%
Exclusive Concepts, LLC	First lien senior secured term loan	S +	6.00%	10.87%	7/28/2023	12/9/2026	3,499	3,442	3,449	0.24%
Infolinks Media Buyco, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.10%	7/28/2023	11/1/2026	2,088	2,061	2,063	0.15%
Infolinks Media Buyco, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.10%	7/28/2023	11/1/2026	38	—	—	0.00%
Infolinks Media Buyco, LLC	First lien senior secured term loan	S +	5.50%	10.10%	7/28/2023	11/1/2026	20,726	20,455	20,473	1.44%
NTM Acquisition Corp	First lien senior secured revolving loan	S +	6.75%	11.54%	12/18/2023	6/18/2026	1,809	376	377	0.03%
NTM Acquisition Corp	First lien senior secured term loan	S +	6.75%	11.50%	12/18/2023	6/18/2026	13,150	12,980	12,988	0.92%
Optimized Marketing Acquisition, LLC	First lien senior secured revolving loan	S +	5.75%	10.62%	8/19/2022	8/19/2027	3,383	3,172	3,175	0.22%
Optimized Marketing Acquisition, LLC	First lien senior secured term loan	S +	5.75%	10.62%	8/19/2022	8/19/2027	25,708	25,351	25,381	1.79%
Outerbox, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.85%	6/7/2024	6/7/2028	4,077	(56)	(50)	0.00%
Outerbox, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.85%	6/7/2024	6/7/2028	2,280	(31)	(28)	0.00%
Outerbox, LLC	First lien senior secured term loan	S +	5.00%	9.85%	6/7/2024	6/7/2028	18,707	18,444	18,475	1.30%
Peninsula MMGY Corporation (6)(23)	First lien senior secured revolving loan	S +	5.00%	9.60%	10/26/2023	4/26/2029	3,691	(78)	(73)	(0.01)%
Peninsula MMGY Corporation	First lien senior secured term loan	S +	5.00%	9.60%	10/26/2023	4/26/2029	10,261	10,037	10,056	0.71%
RKD Group, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.40%	4/10/2024	8/17/2028	8,089	6,014	6,053	0.43%
RKD Group, LLC	First lien senior secured revolving loan	S +	6.00%	11.01%	8/17/2022	8/17/2028	4,905	2,282	2,288	0.16%
RKD Group, LLC	First lien senior secured term loan	S +	6.00%	10.75%	8/17/2022	8/17/2028	33,085	32,735	32,801	2.31%
The Channel Company, LLC	First lien senior secured revolving loan	S +	6.75%	11.74%	7/28/2023	11/1/2027	62	47	45	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
The Channel Company, LLC	First lien senior secured term loan	S +	3.25% + 3.50% PIK	11.62%	7/28/2023	11/1/2027	2,384	2,369	2,272	0.16%
WTWH Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.46%	12/16/2022	12/16/2027	1,638	(28)	(29)	0.00%
WTWH Buyer, LLC	First lien senior secured term loan	S +	6.50%	11.46%	12/16/2022	12/16/2027	14,176	13,912	13,921	0.98%
								237,348	237,733	16.77%
Metals and mining
Copperweld Group, Inc	First lien senior secured revolving loan	S +	6.00%	10.87%	7/28/2023	3/31/2026	$462	$276	$275	0.02%
Copperweld Group, Inc	First lien senior secured term loan	S +	6.00%	10.87%	7/28/2023	3/31/2026	2,244	2,239	2,233	0.16%
								2,515	2,508	0.18%
Multiline retail
HEC Purchaser Corp.	First lien senior secured revolving loan	S +	5.50%	10.23%	6/17/2024	6/17/2029	$7,843	$4,751	$4,765	0.34%
HEC Purchaser Corp.	First lien senior secured term loan	S +	5.50%	9.75%	6/17/2024	6/17/2029	50,333	49,597	49,704	3.50%
								54,348	54,469	3.84%
Pharmaceuticals
Bio Agri Mix Holdings Inc (6)	First lien senior secured revolving loan	T +	5.75%	10.35%	7/28/2023	7/23/2026	$30	$—	$—	0.00%
Bio Agri Mix Holdings Inc (6)(7)	First lien senior secured revolving loan - C$	T +	5.75%	10.35%	7/28/2023	7/23/2026	75	—	—	0.00%
Bio Agri Mix Holdings Inc (7)	First lien senior secured term loan - C$	T +	5.75%	10.35%	7/28/2023	7/23/2026	1,202	901	882	0.06%
Formulated Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.57%	7/28/2023	9/22/2026	296	294	294	0.02%
Formulated Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	10.87%	7/28/2023	9/22/2026	188	185	185	0.01%
Formulated Buyer, LLC	First lien senior secured term loan	S +	5.50%	11.19%	7/28/2023	9/22/2026	453	450	448	0.03%
								1,830	1,809	0.12%
Personal products
Cosmetic Solutions LLC	First lien senior secured delayed draw term loan	S +	5.75% + 0.75% PIK	11.37%	7/28/2023	10/17/2025	$379	$373	$332	0.02%
Cosmetic Solutions LLC	First lien senior secured revolving loan	S +	6.50%	11.37%	7/28/2023	10/17/2025	344	86	49	0.00%
Cosmetic Solutions LLC	First lien senior secured term loan	S +	5.75% + 0.75% PIK	11.37%	7/28/2023	10/17/2025	2,896	2,845	2,537	0.18%
								3,304	2,918	0.20%
Professional services
Helpware, Inc	First lien senior secured revolving loan	P +	4.75%	11.06%	9/8/2022	9/8/2026	$5,061	$2,092	$1,936	0.14%
Helpware, Inc	First lien senior secured term loan	S +	5.75%	10.62%	9/8/2022	9/8/2026	14,007	13,889	13,479	0.95%
Stax Holding Company, LLC (6)(24)	First lien senior secured revolving loan	S +	5.00%	9.87%	7/28/2023	10/29/2026	60	—	—	0.00%
Stax Holding Company, LLC	First lien senior secured term loan	S +	5.00%	9.87%	7/28/2023	10/29/2026	687	684	683	0.05%
								16,665	16,098	1.14%
Real estate management and development
BBG, Inc (25)	First lien senior secured revolving loan	P +	5.75%	12.23%	7/28/2023	1/8/2026	$233	$219	$213	0.02%
BBG, Inc	First lien senior secured term loan	S +	1.00% + 5.75% PIK	12.23%	7/28/2023	1/8/2026	1,954	1,865	1,818	0.13%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
MetaSource, LLC	First lien senior secured revolving loan	S +	6.75%	11.71%	7/28/2023	5/17/2027	75	31	31	0.00%
MetaSource, LLC	First lien senior secured term loan	S +	6.25% + 0.50% PIK	11.71%	7/28/2023	5/17/2027	925	919	917	0.06%
								3,034	2,979	0.21%
Semiconductors and semiconductor equipment
Altamira Material Solutions, LP	First lien senior secured revolving loan	P +	5.00%	11.62%	7/28/2023	9/2/2026	$45	$34	$34	0.00%
Altamira Material Solutions, LP	First lien senior secured term loan	S +	6.00%	10.75%	7/28/2023	9/2/2026	1,020	1,014	1,011	0.07%
								1,048	1,045	0.07%
Software
AFFINITIV INC	First lien senior secured revolving loan	S +	6.50%	11.37%	7/28/2023	1/26/2025	$248	$74	$74	0.01%
AFFINITIV INC	First lien senior secured term loan	S +	6.50%	11.37%	7/28/2023	1/26/2025	2,224	2,219	2,221	0.16%
GENIUS BIDCO LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.85%	5/1/2024	5/1/2030	4,661	(43)	(34)	0.00%
GENIUS BIDCO LLC (6)(26)	First lien senior secured revolving loan	S +	5.25%	9.85%	5/1/2024	5/1/2030	3,571	(66)	(61)	0.00%
GENIUS BIDCO LLC	First lien senior secured term loan	S +	5.25%	9.85%	5/1/2024	5/1/2030	12,679	12,436	12,463	0.88%
GPSTrackit Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	10.85%	3/29/2024	3/29/2029	1,968	(40)	(37)	0.00%
GPSTrackit Holdings, LLC	First lien senior secured revolving loan	S +	6.25%	10.87%	3/29/2024	3/29/2029	1,934	347	350	0.02%
GPSTrackit Holdings, LLC	First lien senior secured term loan	S +	6.25%	10.85%	3/29/2024	3/29/2029	19,597	19,185	19,205	1.35%
GS XX Corporation (6)	First lien senior secured revolving loan	S +	4.75%	9.35%	4/19/2024	4/19/2029	2,381	(44)	(40)	0.00%
GS XX Corporation	First lien senior secured term loan	S +	4.75%	9.35%	4/19/2024	4/19/2029	16,906	16,591	16,616	1.17%
Shasta Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.96%	8/9/2022	8/9/2028	2,199	(28)	(26)	0.00%
Shasta Buyer, LLC	First lien senior secured term loan	S +	6.00%	10.96%	8/9/2022	8/9/2028	11,428	11,269	11,285	0.80%
ShiftKey, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.62%	7/28/2023	6/21/2027	110	(1)	(1)	0.00%
ShiftKey, LLC	First lien senior secured term loan	S +	5.75%	10.62%	7/28/2023	6/21/2027	3,674	3,654	3,643	0.26%
								65,553	65,658	4.65%
Specialty retail
Dykstras Auto LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.12%	7/28/2023	10/22/2026	$333	$252	$251	0.02%
Dykstras Auto LLC	First lien senior secured revolving loan	S +	6.25%	11.14%	7/28/2023	10/22/2026	38	26	26	0.00%
Dykstras Auto LLC	First lien senior secured term loan	S +	6.25%	11.12%	7/28/2023	10/22/2026	622	616	614	0.04%
Fastlap, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.60%	6/20/2024	6/20/2029	14,130	(268)	(247)	(0.02)%
Fastlap, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.60%	6/20/2024	6/20/2029	2,256	(43)	(39)	0.00%
Fastlap, LLC	First lien senior secured term loan	S +	5.00%	9.60%	6/20/2024	6/20/2029	10,067	9,871	9,891	0.70%
Kaizen Auto Care, LLC	First lien senior secured revolving loan	5.00%		5.00%	3/1/2024	12/22/2026	152	21	(13)	0.00%
Kaizen Auto Care, LLC	First lien senior secured term loan	5.00%		5.00%	7/28/2023	12/22/2027	1,356	1,344	1,058	0.07%
Leonard Group, Inc	First lien senior secured revolving loan	P +	5.50%	11.86%	7/28/2023	2/26/2026	234	131	131	0.01%
Leonard Group, Inc	First lien senior secured term loan	S +	6.50%	11.37%	7/28/2023	2/26/2026	1,547	1,542	1,539	0.11%
Pink Lily Holdings, LLC (6)	First lien senior secured revolving loan	S +	3.50% + 3.50% PIK	11.99%	7/28/2023	11/16/2027	63	(1)	(4)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Pink Lily Holdings, LLC	First lien senior secured term loan	S +	3.50% + 3.50% PIK	11.99%	7/28/2023	11/16/2027	1,291	1,270	1,206	0.09%
Soccer Post Acquisition LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.12%	6/30/2022	6/30/2027	1,779	(17)	(15)	0.00%
Soccer Post Acquisition LLC	First lien senior secured term loan	S +	5.25%	10.12%	6/30/2022	6/30/2027	7,941	7,861	7,867	0.55%
								22,605	22,265	1.57%
Trading companies and distributors
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	10.56%	7/28/2023	4/9/2027	$345	$340	$340	0.02%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	10.56%	12/12/2023	4/9/2027	4,337	4,270	4,274	0.30%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	10.56%	7/28/2023	4/9/2027	126	124	124	0.01%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	10.35%	7/28/2023	4/9/2027	205	202	202	0.01%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	10.35%	7/1/2024	4/9/2027	10,255	14	5	0.00%
AFC-Dell Holding Corp (6)(27)	First lien senior secured revolving loan	S +	5.50%	10.56%	7/28/2023	10/9/2026	156	(2)	(2)	0.00%
AFC-Dell Holding Corp	First lien senior secured term loan	S +	5.50%	10.35%	7/28/2023	4/9/2027	5,489	5,409	5,409	0.38%
American Equipment Systems LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.71%	7/28/2023	11/5/2026	37	37	36	0.00%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	11.70%	3/15/2024	11/5/2026	937	922	922	0.06%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	11.71%	7/28/2023	11/5/2026	318	313	313	0.02%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	11.58%	7/28/2023	11/5/2026	70	69	69	0.00%
Ascent Lifting, Inc (6)	First lien senior secured revolving loan	S +	5.25%	10.20%	9/9/2022	9/9/2027	2,500	(50)	(42)	0.00%
Ascent Lifting, Inc	First lien senior secured term loan	S +	5.25%	10.20%	9/9/2022	9/9/2027	17,063	16,691	16,757	1.18%
AWI Group, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	11.00%	8/1/2024	8/1/2029	4,487	(87)	(87)	(0.01)%
AWI Group, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.00%	8/1/2024	8/1/2029	10,420	(201)	(201)	(0.01)%
AWI Group, LLC	First lien senior secured term loan	S +	5.75%	11.00%	8/1/2024	8/1/2029	55,337	54,259	54,230	3.82%
Banner Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.75% + 0.50% PIK	11.00%	7/28/2023	10/31/2025	559	557	552	0.04%
Banner Buyer, LLC	First lien senior secured revolving loan	S +	5.75% + 0.50% PIK	11.00%	7/28/2023	10/31/2025	370	72	70	0.00%
Banner Buyer, LLC	First lien senior secured term loan	S +	5.75% + 0.50% PIK	11.00%	7/28/2023	10/31/2025	1,347	1,341	1,331	0.09%
CAP KSI Holdings LLC	First lien senior secured revolving loan	S +	5.25%	10.10%	6/28/2024	6/28/2030	7,145	1,207	1,221	0.09%
CAP KSI Holdings LLC	First lien senior secured term loan	S +	5.25%	9.85%	6/28/2024	6/28/2030	42,654	42,019	42,121	2.97%
Empire Equipment Company, LLC (6)	First lien senior secured revolving loan	12.50%		12.50%	7/28/2023	1/17/2026	439	(1)	(4)	0.00%
Empire Equipment Company, LLC	First lien senior secured term loan	S +	6.25%	11.21%	7/28/2023	1/17/2026	1,654	1,650	1,638	0.12%
Lehman Pipe Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.00%	10.06%	8/30/2024	8/30/2030	5,309	(105)	(105)	(0.01)%
Lehman Pipe Buyer, LLC	First lien senior secured term loan	S +	5.00%	10.06%	8/30/2024	8/30/2030	29,624	29,039	29,035	2.04%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Montway LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.94%	7/28/2023	11/4/2025	663	661	660	0.05%
Montway LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.94%	7/28/2023	11/4/2025	150	(1)	(1)	0.00%
Montway LLC	First lien senior secured term loan	S +	6.25%	11.94%	7/28/2023	11/4/2025	703	699	698	0.05%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.98%	12/1/2023	8/5/2028	4,683	4,579	4,638	0.33%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.98%	8/5/2022	8/5/2028	2,680	2,639	2,654	0.19%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.90%	8/5/2022	8/5/2028	2,701	2,655	2,675	0.19%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.59%	8/5/2022	8/5/2028	3,201	3,167	3,170	0.22%
NEFCO Holding Company, LLC (6)	First lien senior secured delayed draw term loan	P +	4.75%	12.75%	3/29/2024	8/5/2028	7,190	(162)	(70)	0.00%
NEFCO Holding Company, LLC	First lien senior secured revolving loan	P +	4.75%	12.75%	8/5/2022	8/5/2028	3,754	1,062	1,090	0.08%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	5.75%	11.03%	8/5/2022	8/5/2028	17,606	17,257	17,435	1.23%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	5.75%	10.45%	12/1/2023	8/5/2028	654	639	648	0.05%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	5.75%	10.86%	8/13/2024	8/5/2028	2,584	2,559	2,559	0.18%
Triad Technologies, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.00%	7/28/2023	6/8/2026	332	(4)	(4)	0.00%
Triad Technologies, LLC	First lien senior secured term loan	S +	5.25%	10.00%	7/28/2023	6/8/2026	1,193	1,181	1,178	0.08%
Wolf Gordon Inc (6)	First lien senior secured revolving loan	P +	4.25%	12.75%	5/1/2024	5/1/2029	3,809	(70)	(64)	0.00%
Wolf Gordon Inc	First lien senior secured term loan	S +	5.25%	9.85%	5/1/2024	5/1/2029	21,868	21,460	21,494	1.51%
								216,410	216,968	15.28%
Water utilities
Diamondback Buyer, LLC	First lien senior secured revolving loan	S +	5.25%	10.21%	7/28/2023	7/22/2026	$75	$15	$15	0.00%
Diamondback Buyer, LLC	First lien senior secured term loan	S +	5.25%	10.21%	7/28/2023	7/22/2026	1,179	1,175	1,172	0.07%
								1,190	1,187	0.07%
Total non-controlled/non-affiliated senior secured debt								$2,702,111	$2,699,909	190.31%
Non-controlled/non-affiliated sponsor subordinated notes
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK		19.50%	7/28/2023	7/17/2026	$15	$14	$10	0.01%
Total non-controlled/non-affiliated sponsor subordinated notes								14	10	0.01%
Total non-controlled/non-affiliated investments								2,702,125	2,699,919	190.33%
Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (28) (29) (30)	Equity - 14.34% membership interest							$70,704	$78,062	5.50%
Twin Brook Segregated Equity Holdings, LLC (28) (29) (30)	Equity - 2.11% membership interest							19	19	0.00%
Total non-controlled/affiliated investments								70,723	78,081	5.50%
Total investments								$2,772,848	$2,778,000	195.83%
(1)Unless otherwise indicated, all investments are considered Level 3 investments.
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands)
(Unaudited)
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
(5)Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“Term SOFR” or “S”), the Canadian Overnight Repo Rate Averag (“Term CORRA” or “T”) and/or an alternate base rate (e.g. prime rate (“P”)), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the applicable margin has been provided over Term SOFR based on each respective credit agreement. As of September 30, 2024, the reference rates for the floating rate loans were the Term SOFR of 4.96%, the Prime Rate of 8.00%, the Term CORRA of 5.00% and the 3M CDOR of 4.97%.
(6)Represents revolvers and delayed draw term loans where the entire balance is unfunded as of September 30, 2024. The negative fair value is a result of the commitment being valued below par. Refer to Note 8 for further information.
(7)Represents investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2024, non-qualifying assets represented approximately 4.39% of the total assets of the Company.
(8)Indicates Loan was on non-accrual status as of September 30, 2024.
(9)Principal balance includes reserve for letter of credit of $50,775 on which the borrower pays 6.00%.
(10)Principal balance includes reserve for letter of credit of $1,875 on which the borrower pays 6.00%.
(11)Principal balance includes reserve for letter of credit of $3,659 on which the borrower pays 5.75%.
(12)Principal balance includes reserve for letter of credit of $10,663 on which the borrower pays 5.50%.
(13)Principal balance includes reserve for letter of credit of $156,238 on which the borrower pays 5.25%.
(14)Principal balance includes reserve for letter of credit of $188,700 on which the borrower pays 6.25%.
(15)Principal balance includes reserve for letter of credit of $15,973 on which the borrower pays 6.00%.
(16)Principal balance includes reserve for letter of credit of $7,896 on which the borrower pays 6.25%.
(17)Principal balance includes reserve for letter of credit of $5,240 on which the borrower pays 7.00%.
(18)Principal balance includes reserve for letter of credit of $163,717 on which the borrower pays 6.00%.
(19)Principal balance includes reserve for letter of credit of $5,410 on which the borrower pays 6.00%.
(20)Principal balance includes reserve for letter of credit of $168,934 on which the borrower pays 5.75%.
(21)Principal balance includes reserve for letter of credit of $3,750 on which the borrower pays 6.00%.
(22)Principal balance includes reserve for letter of credit of $264,120 on which the borrower pays 5.50%.
(23)Principal balance includes reserve for letter of credit of $51,397 on which the borrower pays 5.00%.
(24)Principal balance includes reserve for letter of credit of $2,248 on which the borrower pays 5.00%.
(25)Principal balance includes reserve for letter of credit of $3,517 on which the borrower pays 6.75%.
(26)Principal balance includes reserve for letter of credit of $238,050 on which the borrower pays 5.25%.
(27)Principal balance includes reserve for letter of credit of $6,240 on which the borrower pays 5.50%.
(28)As a practical expedient, the Company uses net asset value to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.
(29)Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2024, the aggregate fair value of these securities is $78,081 or 5.50% of the Company's net assets. The “restricted securities,” Twin Brook Equity Holdings, LLC and Twin Brook Segregated Equity Holdings, LLC, were purchased on May 19, 2022 and July 28, 2023, respectively.
(30)Non-income producing investment.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands)
(Unaudited)

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation/ (Depreciation)
Wells Fargo Bank, National Association	USD 1,415	CAD 1,927	10/17/2024	$(11)
Total				$(11)

Currency Abbreviations:
USD - U.S. Dollar
CAD - Canadian Dollar

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation/(Depreciation)
Morgan Stanley Capital Services LLC	Tranche A Notes(1)	7.6900%	S + 3.500%	3/19/2027	$90,000	$1,644	$—	$1,644
Morgan Stanley Capital Services LLC	Tranche B Notes(1)	7.7800%	S + 3.7680%	3/19/2029	150,000	4,207	—	4,207
Morgan Stanley Capital Services LLC	N/A	6.5200%	S + 3.2610%	10/15/2029	50,000	(204)		(204)
Mitsubishi UFJ Financial Group	N/A	6.4200%	S + 3.0496%	10/15/2028	65,000	(193)		(193)
Mitsubishi UFJ Financial Group	N/A	6.4200%	S + 3.0630%	10/15/2028	20,000	(67)		(67)
Mitsubishi UFJ Financial Group	N/A	6.5200%	S + 3.1544%	10/15/2029	50,000	(182)		(182)
Mitsubishi UFJ Financial Group	N/A	6.5200%	S + 3.1768%	10/15/2029	90,000	(329)		(329)
Wells Fargo Financial Services Company	N/A	6.5200%	S + 3.1050%	10/15/2029	100,000	(412)		(412)
Total						$4,464	$—	$4,464
(1) For interest rate swaps that are designated in qualifying hedging relationships, the change in unrealized gain/(loss) is recorded in interest expense in the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
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

TPG Twin Brook Capital Income Fund
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

TPG Twin Brook Capital Income Fund
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

TPG Twin Brook Capital Income Fund
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

TPG Twin Brook Capital Income Fund
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

TPG Twin Brook Capital Income Fund
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

TPG Twin Brook Capital Income Fund
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

TPG Twin Brook Capital Income Fund
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

TPG Twin Brook Capital Income Fund
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

TPG Twin Brook Capital Income Fund
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

TPG Twin Brook Capital Income Fund
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

TPG Twin Brook Capital Income Fund
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

TPG Twin Brook Capital Income Fund
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

TPG Twin Brook Capital Income Fund
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

TPG Twin Brook Capital Income Fund
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

TPG Twin Brook Capital Income Fund
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

TPG Twin Brook Capital Income Fund
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

TPG Twin Brook Capital Income Fund
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

TPG Twin Brook Capital Income Fund
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

TPG Twin Brook Capital Income Fund
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

TPG Twin Brook Capital Income Fund
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

TPG Twin Brook Capital Income Fund
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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)
Note 1.  Organization

TPG Twin Brook Capital Income Fund (“TCAP” or the “Company”) is a Delaware statutory trust which was formed on January 27, 2022 (date of inception). On September 25, 2024, the Company’s name was changed from “AG Twin Brook Capital Income Fund” to “TPG Twin Brook Capital Income Fund”. AGTB Fund Manager, LLC (the “Adviser”), a wholly-owned subsidiary of Angelo, Gordon & Co., L.P. (“TPG Angelo Gordon”), a diversified credit and real estate investing platform within TPG Inc. (“TPG”) (Nasdaq: TPG), a leading global alternative investment firm, serves as the investment adviser of the Company. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

TPG Twin Brook Capital Income Fund
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

TPG Twin Brook Capital Income Fund
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

TPG Twin Brook Capital Income Fund
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

TPG Twin Brook Capital Income Fund
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

TPG Twin Brook Capital Income Fund
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
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s financing facilities and unsecured notes.  Such financing costs are capitalized and amortized over the life of the facility utilizing the straight-line method.  For the three and nine months ended September 30, 2024, the Company paid approximately $10,102,000 and $17,939,000 of financing costs. For the three and nine months ended September 30, 2024, the Company amortized approximately $1,209,000 and $2,633,000 of financing costs which have been included in “Interest” expense on the consolidated statements of operations. For the three and nine months ended September 30, 2023, the Company paid approximately $73,000 and $223,000 of financing costs. For the three and nine months ended September 30, 2023, the Company amortized approximately $503,000 and $1,370,000 of financing costs which have been included in Interest expense on the consolidated statements of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments. Such fees are deferred when received and recognized as earned over the applicable period.  For the three and nine months ended September 30, 2024, the Company received approximately $1,266,000 and $2,697,000 of agent fees, respectively. During the three and nine months ended September 30, 2024, approximately $884,000 and $2,211,000,

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
respectively, of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the three and nine months ended September 30, 2023, the Company received approximately $777,000 and $1,226,000 of agent fees, respectively. During the three and nine months ended September 30, 2023, approximately $454,000 and $1,008,000, respectively, of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations.
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
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax. For the three and nine months ended September 30, 2024 the Company did not accrue U.S. federal excise tax.
The Company conducts certain of its activities through its wholly-owned subsidiaries, Twin Brook Equity XVIII Corp. and Twin Brook Equity XXXIII Corp., both of which are Delaware corporations. They are treated as corporations for United States federal income tax purposes and are subject to U.S. federal, state or local income tax. For the three and nine months ended September 30, 2024, the Company accrued $2,000 and $34,000 current federal tax. For the three and nine months ended September 30, 2024, the Company accrued approximately $337,000 and $553,000 of deferred federal tax related to the corporations, which is included in “deferred federal tax provision” on the consolidated statements of operations. For the three and nine months ended September 30, 2023, the Company accrued $0 current federal tax. For the three and nine months ended September 30, 2023, the company accrued approximately $37,000 and $961,000 of deferred federal tax related to Twin Brook Equity XXXIII Corp., which is included in “deferred federal tax provision” on the consolidated statements of operations.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no tax penalties, and no interest associated with income taxes incurred through September 30, 2024.
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the three and nine months ended September 30, 2024, the Company earned approximately $397,000 and $2,686,000, respectively, of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations. For the three and nine months ended September 30, 2023, the Company earned approximately $21,000 and $726,000, respectively, of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations.

TPG Twin Brook Capital Income Fund
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
Investments at fair value and amortized cost consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$2,702,111	$2,699,909	$1,344,371	$1,343,692
Sponsor subordinated note	14	10	13	13
Investment in affiliated funds	70,723	78,081	50,235	54,714
Total investments	$2,772,848	$2,778,000	$1,394,619	$1,398,419

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
The industry composition of investments based on fair value as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
Aerospace and defense	0.8%	0.1%
Air freight and logistics	0.8%	1.5%
Auto components	2.8%	1.6%
Building products	0.6%	—%
Chemicals	1.4%	0.9%
Commercial services and supplies	4.0%	3.0%
Construction and engineering	2.7%	4.5%
Containers and packaging	2.9%	5.0%
Distributors	0.1%	0.2%
Diversified consumer services	6.5%	7.7%
Electrical equipment	1.7%	0.8%
Electronic equipment, instruments and components	0.5%	1.1%
Food and staples retailing	1.6%	2.8%
Food products	2.5%	3.8%
Gas utilities	—%	0.1%
Health care equipment and supplies	2.7%	3.5%
Health care providers and services	29.1%	29.0%
Health care technology	1.1%	2.2%
Household durables	3.4%	5.6%
Industrial Conglomerates	0.5%	1.1%
Interactive Media & Services	0.7%	—%
Internet and direct marketing retail	0.8%	0.8%
IT services	2.0%	1.5%
Leisure equipment and products	0.3%	0.2%
Leisure products	—%	0.1%
Life sciences tools and services	1.5%	0.1%
Machinery	3.6%	2.5%
Media	8.6%	8.7%
Metals and mining	0.1%	0.2%
Multiline retail	2.0%	—%
Multisector holdings	2.8%	3.9%
Pharmaceuticals	0.1%	0.1%
Personal products	0.1%	0.2%
Professional services	0.6%	1.1%
Real estate management and development	0.1%	0.2%
Semiconductors and semiconductor equipment	—%	0.1%
Software	2.4%	1.2%
Specialty retail	0.8%	1.0%
Trading companies and distributors	7.8%	3.5%
Water utilities	—%	0.1%
Total	100.0%	100.0%
As of September 30, 2024, 99.9% of investments held were based in the United States and 0.1% were based in Canada. As of December 31, 2023, 99.9% of investments held were based in the United States and 0.1% were based in Canada.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 4.  Fair Value of Investments
Fair Value Disclosures
The following table presents the fair value hierarchy of financial instruments as of September 30, 2024 and December 31, 2023:

	Assets at Fair Value as of September 30, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$2,699,909	$2,699,909
Sponsor subordinated note	—	—	10	10
Interest rate swaps	—	5,803	—	5,803
Total	$—	$5,803	$2,699,919	$2,705,722
Investments measured at net asset value(1)				$78,081
Total financial instruments, at fair value				$2,783,803
(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	Liabilities at Fair Value as of September 30, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$(1,388)	$—	$(1,388)
Foreign currency forward contracts		(11)		$(11)
Total	$—	$(1,399)	$—	$(1,399)

	Assets at Fair Value as of December 31, 2023
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$1,343,692	$1,343,692
Sponsor subordinated note	—	—	13	13
Total	$—	$—	$1,343,705	$1,343,705
Investments measured at net asset value(1)				$54,714
Total financial instruments, at fair value				$1,398,419
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

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and nine months ended September 30, 2024 and 2023:

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Level 3 Assets at Fair Value for the Three Months Ended September 30, 2024*
(Amounts in thousands)	Balance 7/1/2024	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2024	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2024
First lien senior secured debt	$2,266,885	$582,422	$(154,759)	$5,434	$369	$(442)	$2,699,909	$(441)
Sponsor subordinated note	9	—	—	—	—	1	10	—
Total	$2,266,894	$582,422	$(154,759)	$5,434	$369	$(441)	$2,699,919	$(441)

	Level 3 Assets at Fair Value for the Nine Months Ended September 30, 2024*
(Amounts in thousands)	Balance 1/1/2024	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2024	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2024
First lien senior secured debt	$1,343,692	$1,634,764	$(290,248)	$12,625	$599	$(1,523)	$2,699,909	$(1,527)
Sponsor subordinated note	13	—	—	1	—	(4)	10	—
Total	$1,343,705	$1,634,764	$(290,248)	$12,626	$599	$(1,527)	$2,699,919	$(1,527)

	Level 3 Assets at Fair Value for the Three Months Ended September 30, 2023*
(Amounts in thousands)	Balance 7/1/2023	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2023	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2023
First lien senior secured debt	$945,778	$256,112	$(38,883)	$2,154	$3	$(1,415)	$1,163,749	$(1,415)
Sponsor subordinated note	—	12	—	—	—	—	12	—
Total	$945,778	$256,124	$(38,883)	$2,154	$3	$(1,415)	$1,163,761	$(1,415)

	Level 3 Assets at Fair Value for the Nine Months Ended September 30, 2023*
(Amounts in thousands)	Balance 1/1/2023		Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2023	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2023
First lien senior secured debt	$797,019	$—	$502,933	$(139,730)	$4,758	$(15)	$(1,216)	$1,163,749	$(1,216)
Sponsor subordinated note	—		12	—	—	—	—	12	—
Total	$797,019		$502,945	$(139,730)	$4,758	$(15)	$(1,216)	$1,163,761	$(1,216)
*Gains and losses are included in their respective captions in the consolidated statements of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.
Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2024 and December 31, 2023. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Asset Class	Fair Value as of 9/30/24	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$2,014,670	Discounted cash flow	Yield	8.5% - 20.2%	10.4%	Decrease
First lien senior secured debt	4,174	Market comparable	Forward Revenue multiple	1.3x - 2.8x	2.3x	Increase
First lien senior secured debt	2,441	Market comparable	LTM Revenue multiple	0.6x	0.6x	Increase
First lien senior secured debt	1,971	Market comparable	LTM EBITDA multiple	14.0x	14.0x	Increase
First lien senior secured debt	1,262	Market comparable	Forward EBITDA multiple	8.4x	8.4x	Increase
Sponsor subordinated note	10	Market comparable	LTM EBITDA multiple	7.6x	7.6x	Increase
	$2,024,528

Asset Class	Fair Value as of 12/31/23	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$1,222,639	Discounted cash flow	Yield	9.6% - 25.9%	11.2%	Decrease
	4,044	Market comparable	Forward EBITDA multiple	9.1% - 39.4%	27.6%	Increase
Sponsor subordinated note	13	Market comparable	LTM EBITDA multiple	7.6%	7.6%	Increase
	$1,226,696
(1)Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
The Company’s other Level 3 investments, which represented $675,391,000 as of September 30, 2024 and $117,009,000 as of December 31, 2023, have been valued primarily using recent transactions. The significant unobservable input used in the discounted cash flow is the yield. The yield is used to discount the estimated future cash flows expected to be received from the underlying investment. The Company considers the portfolio company performance since close, the leverage used by the portfolio company relative to its total enterprise value and other risks associated with an investment in determining the yield. The significant unobservable inputs used in the market comparable valuation techniques include the next twelve months forward and latest twelve month (“LTM”) EBITDA (net income before net interest expense, income tax expense, depreciation and amortization) multiple. Forward or LTM EBITDA for comparable portfolio companies are multiplied by the portfolio companies most recent available EBITDA to derive the portfolio company fair value. Pricing models take into account the contractual terms of the financial instrument, as well as relevant inputs, including where applicable, equity prices, interest rate yield curves, credit curves, correlation, and the creditworthiness of the counterparty.
Note 5.  Debt
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations.
The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of September 30, 2024 and December 31, 2023, the asset coverage ratio was 197.1% and 224.2%, respectively.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
For the three and nine months ended September 30, 2024 and 2023 the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Interest expense	$27,394	$11,267	$61,097	$27,717
Amortization of deferred financing costs	1,209	503	2,633	1,370
Total interest expense	$28,603	$11,770	$63,730	$29,087
Average interest rate	7.72%	7.97%	7.84%	7.56%
Average daily borrowings	$1,299,712	$495,756	$960,691	$423,551
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
From time to time, the Transferor expects to sell and/or contribute certain investments to the MSPV Borrower. Proceeds from the MSPV Credit Facility will be used to finance the origination and acquisition of loans by the MSPV Borrower, including the purchase of such assets from the Transferor. The Company retains a residual interest in assets contributed to or acquired by the MSPV Borrower through its ownership of the MSPV Borrower. The MSPV Borrower is subject to meet financial covenants under the MSPV Credit Facility agreement. As of September 30, 2024 and December 31, 2023, the MSPV Borrower was in compliance with all such covenants.
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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
The ASPV Credit Facility has a maximum principal amount of $500 million, subject to availability under a borrowing base which consists primarily of commercial loans acquired by the ASPV Borrower from the Transferor, a wholly-owned subsidiary of the Company. The ASPV Borrower may, subject to the applicable prepayment premium, prepay the loans and/or terminate or reduce the revolving commitments under the ASPV Credit Facility at any time without penalty. The obligation of the lenders to make revolving commitments under the ASPV Credit Facility will terminate on December 12, 2025 (the “Reinvestment Period”) with a scheduled final maturity date of December 12, 2027. The revolving loans will be subject to an interest rate of daily simple SOFR plus 2.875% per annum.

On August 9, 2024, the ASPV Credit Facility was amended to, among other things: (i) increase the initial maximum principal amount from $300 million to $500 million, subject to availability under a borrowing base, (ii) reduce the interest rate on revolving loans from daily simple SOFR plus 2.875% per annum to daily simple SOFR plus 2.40% per annum and (iii) extend the termination date of the lenders’ obligation to make revolving commitments under the ASPV Credit Facility from December 12, 2025 to August 9, 2027 and extend the final scheduled maturity date from December 12, 2027 to August 9, 2029.

The ASPV Credit Facility is secured by all of the assets of the ASPV Borrower and a pledge of equity interests in the ASPV Borrower. The ASPV Borrower is subject to meet financial covenants under the ASPV Credit Facility agreement. As of September 30, 2024 and December 31, 2023, the ASPV Borrower was in compliance with all such covenants.

On November 17, 2023, the Company, as borrower, entered into a new Senior Secured Revolving Credit Agreement (as amended, supplemented or otherwise modified from time to time, the “Truist Credit Facility”), with the lenders and issuing banks party thereto and Truist Bank, as administrative agent.

On August 16, 2024, the Truist Credit Facility was amended to, among other things: (i) increase the initial maximum principal amount from $300 million to $975 million, subject to availability under a borrowing base, (ii) increase the additional commitments that the Company may seek from new and existing lenders in the future, up to an aggregate facility size not to exceed $1,462,500,000, and (iii) extend the termination date of the lenders’ obligation to make loans under the Truist Credit Facility from November 17, 2027 to August 16, 2028 and extend the final scheduled maturity date from November 17, 2028 to August 16, 2029.

The Company may prepay any class of loans and/or terminate or reduce the revolving commitments of any class under the Truist Credit Facility at any time without penalty. The revolving loans will be subject to an interest rate of, at the Company’s option, adjusted term SOFR plus 2.00% or the alternate base rate plus 1.00%.

The Truist Credit Facility is guaranteed by Twin Brook Capital Funding XXXIII, LLC (the “Guarantor”), a direct and wholly owned subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future. The Truist Credit Facility is secured by all assets of the Company and the Guarantor. The Company is subject to meet financial covenants under the Truist Credit Facility agreement. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all such covenants.

As of September 30, 2024, there are approximately $260.1 million in borrowings outstanding on the ASPV Credit Facility, $194.0 million in borrowings outstanding on the MSPV Credit Facility and $391.8 million in borrowings outstanding on the Truist Credit Facility. Borrowings under the Company’s facilities are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

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

TPG Twin Brook Capital Income Fund
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

As of September 30, 2024, the Company was in compliance with all financial covenants and other requirements of each of the Tranche A Notes and Tranche B Notes.

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

	As of September 30, 2024
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

TPG Twin Brook Capital Income Fund
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

As of September 30, 2024 and December 31, 2023, the Company did not have borrowings under Short-Term Financing Transactions.

Total debt consisted of the following as of September 30, 2024:

	As of September 30, 2024
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value(2)	Assets Pledged as Collateral(3)
ASPV Credit Facility	$500,000	$260,100	$15,780	$260,100	$434,015
MSPV Credit Facility	500,000	194,000	16,921	194,000	341,634
Truist Credit Facility	975,000	391,800	501,699	391,800	1,482,072
Tranche A Notes	90,000	90,000	—	91,644	—
Tranche B Notes	150,000	150,000	—	154,207	—
CLO Transaction	369,000	369,000	—	369,000	442,198
Total debt	$2,584,000	$1,454,900	$534,400	$1,460,751	$2,699,919
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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Average debt outstanding and weighted average interest rates of outstanding debt for the three and nine months ended September 30, 2024 were as follows:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)
ASPV Credit Facility	7.91%	$258,816	8.06%	$212,435
MSPV Credit Facility	7.52%	$195,370	7.74%	$261,637
Truist Credit Facility	7.49%	$236,526	7.56%	$147,947
Tranche A Notes	7.69%	$90,000	7.69%	$64,380
Tranche B Notes	7.78%	$150,000	7.78%	$107,299
CLO Transaction	7.57%	$369,000	7.57%	$166,993
Total Weighted Average	7.72%	$1,299,712	7.84%	$960,691
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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
For the three and nine months ended September 30, 2024, the Administrator charged approximately $489,000 and $1,084,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the three and nine months ended September 30, 2023, the Administrator charged approximately $383,000 and $1,455,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

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
As of September 30, 2024 and December 31, 2023, the Company has approximately $2.2 million and $2.4 million, respectively, payable to the Adviser for organizational, offering and operating costs, which is included in “accrued expenses and other liabilities payable to affiliate” and “due to affiliate” on the statements of assets and liabilities.
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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
first calendar month in which the Company has operations, net assets will be measured as the beginning net assets as of the date on which the Company begins operations. Base management fees for any partial month or quarter will be appropriately pro-rated.
For the three and nine months ended September 30, 2024, the Company accrued approximately $4.2 million and $10.2 million, respectively, of base management fees payable to the Adviser. For the three and nine months ended September 30, 2023, the Company accrued approximately $2.0 million and $5.4 million, respectively, of base management fees payable to the Adviser. As of September 30, 2024 and December 31, 2023, base management fees payable by the Company to the Adviser were approximately $4.2 million and $2.3 million, respectively.
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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain.
For the three and nine months ended September 30, 2024, the Company accrued approximately $5.5 million and $13.9 million, respectively, of income incentive fees. For the three and nine months ended September 30, 2023, the Company accrued approximately $2.2 million and $5.8 million, respectively, of income incentive fees. As of September 30, 2024 and December 31, 2023, the Company had approximately $5.9 million and $2.8 million, respectively, of income incentive fees payable, respectively.
As of September 30, 2024, the Company had approximately $0.3 million of accrued capital gains incentive fees, of which none were paid or payable to the Adviser. As of December 31, 2023, the Company had approximately $496,000 of capital gains incentive fees payable.

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
The Adviser voluntarily agreed to pay up to 0.60% of the shareholder servicing and/or distribution fee on Class S shares sold for the one-year period beginning October 1, 2023 and ending October 1, 2024. The Adviser has voluntarily agreed to pay up to 0.25% of the shareholder servicing and/or distribution fee on Class S shares sold for the period between October 1, 2024 through September 30, 2025. The Adviser has voluntarily agreed to pay up to 0.25% of the shareholder servicing and/or distribution fee on Class D shares sold in the Company’s continuous offering of Common Shares for the period between December 1, 2024 and September 30, 2025.
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

TPG Twin Brook Capital Income Fund
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
For the three and nine months ended September 30, 2024, the Company accrued approximately $157,000 and $368,000, respectively, of Class S shareholder servicing and distribution fees, of which $111,000 and $260,000, respectively, of servicing fees were waived. For the three and nine months ended September 30, 2024, the Company accrued approximately $1,000 and $2,000, respectively, of Class D shareholder servicing and distribution fees. For the three and nine months ended September 30, 2023, the Company did not accrue servicing fees.

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

For the three and nine months ended September 30, 2024 and 2023, no such Expense Payments were made by the Adviser.

TPG Twin Brook Capital Income Fund
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
Fair value for the three and nine months ended September 30, 2024 and 2023, and transactions of the Company’s investments in affiliates were as follows:

	Investment in Affiliated Funds at Fair Value for the Three Months Ended September 30, 2024
(Amounts in thousands)	Fair Value as of July 1, 2024	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2024	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$69,894	$6,514	$(650)	$514	$1,790	$78,062	$—
Twin Brook Segregated Equity Holdings, LLC	19	—	—	—	—	19
Total non-controlled/affiliated investments	$69,913	$6,514	$(650)	$514	$1,790	$78,081	$—

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Investment in Affiliated Funds at Fair Value for the Nine Months Ended September 30, 2024
(Amounts in thousands)	Fair Value as of January 1, 2024	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2024	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$54,697	$20,903	$(964)	$549	$2,877	$78,062	$—
Twin Brook Segregated Equity Holdings, LLC	17	—	—	—	2	19	—
Total non-controlled/affiliated investments	$54,714	$20,903	$(964)	$549	$2,879	$78,081	$—

	Investment in Affiliated Funds at Fair Value for the Three Months Ended September 30, 2023
(Amounts in thousands)	Fair Value as of July 1, 2023	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2023	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$38,564	$10,091	$(17)	$5	$(46)	$48,597	$—
Twin Brook Segregated Equity Holdings, LLC	—	19	—	—	(1)	18	—
Total non-controlled/affiliated investments	$38,564	$10,110	$(17)	$5	$(47)	$48,615	$—

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Investment in Affiliated Funds at Fair Value for the Nine Months Ended September 30, 2023
(Amounts in thousands)	Fair Value as of January 1, 2023	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2023	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$27,468	$17,024	$(19)	$5	$4,119	$48,597	$—
Twin Brook Segregated Equity Holdings, LLC	—	19	—	—	(1)	18	—
Total non-controlled/affiliated investments	$27,468	$17,043	$(19)	$5	$4,118	$48,615	$—
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
For the three and nine months ended September 30, 2024, the Company’s monthly average USD notional exposure to foreign currency forward contracts was approximately $1,391,000 and $1,521,000, respectively. For the three and nine months ended September 30, 2023, the Company’s monthly average USD notional exposure to foreign currency forward contracts was approximately $1,427,000 and $476,000, respectively.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the impact to the consolidated statements of operations from derivative contracts that were not designated in a qualifying hedging relationship during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine months Ended September 30, 2023
Net change in unrealized gain (loss) on foreign currency forward contracts	$(4)	$9	$33	9
Net change in unrealized gain (loss) on interest rate swaps	(1,387)	—	(1,387)	—
Realized (loss) on foreign currency forward contracts	(9)	—	5	—
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
The table below presents the impact to the consolidated statements of operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three and nine months ended September 30, 2024 and 2023:

(Amounts in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Financial Statement Location
Interest rate swaps	$6,377	$—	$5,851	$—	Interest expense
Hedged items	$(6,377)	$—	$(5,851)	$—	Interest expense

The table below presents the carrying value of unsecured borrowings as of September 30, 2024 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

Description	Pricipal Amount (Amounts in thousands)	Carrying Value (Amounts in thousands)	Cumulative Hedging Adjustments (Amounts in thousands)
Tranche A Notes	$90,000	$91,644	$1,644
Tranche B Notes	$150,000	$154,207	$4,207

There were no unsecured borrowings as of December 31, 2023 that were designated in a qualifying hedging relationship.

TPG Twin Brook Capital Income Fund
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
As of September 30, 2024 and December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	September 30, 2024	December 31, 2023
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$199	$53
626 Holdings Equity, LLC	39	118
A.P.A Industries, LLC	1,523	1,523
Abrasive Technology Intermediate, LLC	138	97
ACES Intermediate, LLC	6,403	7,114
Advanced Lighting Acquisition, LLC	324	324
ADVI Health, LLC	1,062	1,062
Advocate RCM Acquisition Corp	2,902	2,902
AEP Passion Intermediate Holdings, Inc.	2	16
AFC Industries, Inc.	10,258	4,628
Affinitiv, Inc.	174	248
Agility Intermediate, Inc.	53	53
AHR Intermediate, Inc	5,304	7,072
Alcresta Buyer, Inc.	16,797	—
Alliance Environmental Group, LLC	—	3
ALM Media, LLC	2,481	971
AlphaCoin LLC	7,086	—
Altamira Material Solutions, LP	11	37
AM Buyer, LLC	32	95
American Family Care, LLC	6,199	—
Answer Acquisition, LLC	759	9
Apex Dental Partners, LLC	150	167
Aptitude Health Holdings, LLC	267	214
Aquatic Sales Solutions, LLC	70	70
ASC Ortho Management, LLC	17	57
Ascend Plastic Surgery Partners MSO LLC	24,879	—
Ascent Lifting, Inc.	2,500	2,500
ASP Global Acquisition, LLC	11,364	485
AvCarb, LLC	38	38
AWI Group, LLC	14,907	—
Banner Buyer, LLC	296	370

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	September 30, 2024	December 31, 2023
Barkley, LLC	2,300	2,300
BBG Intermediate Holdings, Inc.	4	4
BCI Burke Holding Corp.	185	185
Beacon Oral Specialists Management LLC	188	188
Beghou Consulting, LLC	2,120	2,714
Behavior Frontiers, LLC	1,344	38
Benefit Plan Administrators of Eau Claire, LLC	1,710	6,122
Bestop, Inc	13,854	—
Bio Agri Mix Holdings Inc.	85	87
BPCP EE Intermedco LLC	3,387	3,387
BPCP NSA Intermedco, Inc	15,868	—
BPCP WLF Intermedco LLC	7,538	7,876
BSC Top Shelf Blocker LLC	2,256	—
Bulk Lift International, LLC	1,801	1,801
Canadian Orthodontic Partners Corp.	37	23
CAP KSI Holdings LLC	5,835	—
CARDS Acquisition, Inc	30,133	—
Certified Collision Group Acquisition Corp	19	19
Champion Motorsports Group, LLC	56	56
Change Academy at Lake of the Ozarks, LLC	—	2,556
CL Services Acquisition, LLC	11,023	4,976
Community Care Partners, LLC	26	31
Copperweld Group, Inc.	185	139
Cosmetic Solutions, LLC	252	344
CPS HVAC Group, LLC	6	141
CPS Power Buyer, LLC	4,028	4,348
CR Services Intermediate, LLC	94	101
Custom Agronomics Holdings, LLC	2,357	2,161
DealerOn Inc.	314	314
Dermatology Medical Partners OpCo, LLC	9	9
Diamondback Buyer, LLC	60	56
DNS IMI Acquisition Corp	40	42
Domino Equipment Company, LLC	—	66
Double E Company, LLC	438	2,167
Duggal Acquisition, LLC	12,543	—
Dykstra's Auto, LLC	88	112
Edko Acquisition, LLC	26	38
EH Management Company, LLC	38	26
Empire Equipment Company, LLC	439	439
EMSAR Acquisition LLC	13	13
Endodontic Practice Partners, LLC	14,951	5,415
Engelman Baking Co., LLC	—	200
E-Phoenix Acquisition Co. Inc.	60	75
ERG Buyer, LLC	1,727	—
Esquire Deposition Solutions, LLC	7,666	3,061

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	September 30, 2024	December 31, 2023
Ever Fresh Fruit Company, LLC	3,893	1,380
Exclusive Concepts, LLC	4,855	2,880
Fastlap, LLC	16,386	—
Flourish Research Acquisition, LLC	381	3,433
Formulated Buyer, LLC	2	234
Franchise Fastlane, LLC	15	15
FreshAddress, LLC	30	30
FYZICAL Buyer, LLC	1,653	—
GENIUS BIDCO LLC	8,231	—
Geriatric Medical and Surgical Supply, LLC	248	248
Gold Medal Holdings, Inc.	3,986	5
Golden Bear PT Partners, LLC	32	22
GPSTrackit Holdings, LLC	3,514	—
GS XX Corporation	2,381	—
Green Monster Acquisition, LLC	—	11
Guardian Dentistry Practice Management, LLC	4,188	4
H2 Holdco, Inc.	18,850	7,349
Harley Exteriors Acquisition, LLC	5,251	—
HEC Purchaser Corp.	2,980	—
Helpware, Inc.	2,935	3,880
Highland Acquisition, Inc.	1,771	30
HLSG Intermediate, LLC	16	239
Home Brands Group Holdings, Inc.	48	48
HTI Intermediate, LLC	3,770	—
Hultec Buyer, LLC	3,915	2,819
Hydromax USA, LLC	228	228
Icelandirect, LLC	6	6
Icreon Holdings, LLC	1,071	803
IMA Group Management Company, LLC	188	201
Industrial Air Flow Dynamics, Inc.	2,537	2,537
Infolinks Media Buyco, LLC	38	38
Innovative FlexPak, LLC	183	—
IPC Pain Acquisition, LLC	1,140	2,240
Ironhorse Purchaser, LLC	3,488	2,471
ISSA, LLC	17	131
ITSavvy LLC	1,778	2,012
Johns Byrne LLC	4,039	4,039
Juniper Landscaping Holdings LLC	1,849	7,099
K-1 Packaging Group, LLC.	6,748	6,748
Kaizen Auto Care, LLC	131	—
Kalkomey Enterprises, LLC	—	77
Kittyhawk, Inc	3,571	—
Kwalu, LLC	5,061	5,061
L&J Holding Company LLC	12,027	—
Lawn Care Holdings Purchaser, Inc	828	4,506

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	September 30, 2024	December 31, 2023
Lehman Pipe Buyer, LLC	5,309	—
Leonard Group, Inc.	101	234
Load One Purchaser Corporation	3,557	9,787
MacKenzie Childs Acquisition, Inc.	1,799	1,799
MacNeill Pride Group Corp.	215	332
Mad Rose Company, LLC	362	395
Main Street Gourmet, LLC	38	38
Mattco Forge, Inc.	506	506
Medical Technology Associates, Inc.	1,966	1,966
MetaSource, LLC	43	94
Millennia Patient Services, LLC	53	53
Montway LLC	150	150
MRC Keeler Acquisition, LLC	150	150
MWEC Management, LLC	4,488	2,606
My Buyer, LLC	5,499	—
Nasco Healthcare Inc.	2,242	3,322
NEFCO Holding Company, LLC	9,817	6,316
Nelson Name Plate Company	90	90
Network Partners Acquisition, LLC	38	150
NH Kronos Buyer, Inc.	12,705	12,705
Nimlok Company, LLC	320	320
NTM Acquisition Corp	1,411	1,176
NutriScience Innovations, LLC	131	131
Optimized Marketing Acquisition, LLC	169	1,861
Outerbox, LLC	6,357	—
P and R Dental Strategies, LLC	15	23
Palmetto Technology Group, LLC	10,488	—
Peak Dental Services, LLC	—	38
Peak Investment Holdings, LLC	323	404
Peninsula MMGY Corporation	3,691	3,691
Pentec Acquisition Corp.	—	75
PharmaForceIQ INC.	2,093	—
PHGP MB Purchaser, Inc.	54	88
Pink Lily Holdings, LLC	63	63
Polaris Labs Acquisition, LLC	2,123	—
Polycorp Ltd	18,583	—
PPW Acquisition, LLC	21	30
PRA Acquisition, LLC	56	56
Premier Early Childhood Education Partners LLC	9,741	9,570
PRM Management Company, LLC	1,969	—
Purpose Home Health Acquisition, LLC	2,892	1,956
Qin's Buffalo, LLC	6,129	105
Quality Liaison Services of North America, Inc	1,629	1,629
Raneys, LLC	3,781	4,825
Reliable Medical Supply LLC	255	112

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	September 30, 2024	December 31, 2023
Renovation Systems, LLC	7,200	1,719
Revival Animal Health, LLC	52	34
RKD Group, LLC	4,542	4,905
RMS Health Care Management, LLC	1,620	3,018
Rose Paving, LLC	1,084	4,319
RQM Buyer, Inc.	83	165
RTP Acquisition, LLC	—	38
Sage Dental Management, LLC	15,954	49
SAMGI Buyer, Inc.	138	138
SASE Company, LLC	—	20
SCP Beverage Buyer, LLC	9	25
SCP ENT and Allergy Services, LLC	128	256
Shasta Buyer, LLC	2,199	2,081
ShiftKey, LLC	110	110
Signature Dental Partners LLC	12,188	—
Signature MD, Inc	8,706	—
Silver Falls MSO, LLC	12	79
SimiTree Acquisition LLC	128	137
SIMKO Merger Sub, LLC	4,839	6,818
Sixarp, LLC	3,732	6,912
Soccer Post Acquisition, LLC	1,779	1,856
Southeast Primary Care Partners, LLC	150	225
Southern Orthodontic Partners Management, LLC	8,137	92
Southern Sports Medicine Partners, LLC	27	35
Spear Education Holdings, LLC	7,290	4,463
Spectrum Solutions, LLC	165	267
SPG Holdco, LLC	2,070	2,070
Star Dental Partners LLC	3,835	11,806
Starwest Botanicals Acquisition, LLC	—	96
Stax Holding Company, LLC	60	60
Steel City Wash, LLC	16	16
Storm Smart Buyer LLC	92	105
Sun Orchard, LLC	11,435	5,336
Surplus Solutions, LLC	5,726	1,771
Teel Plastics, LLC	291	324
The Channel Company, LLC	14	45
The Chempetitive Group, LLC	13,919	—
Trademark Global, LLC	18	18
Treat Planet Acquisition, LLC	1,965	1,965
Triad Technologies, LLC	332	332
TruBlue LLC	3,761	—
TSR Concrete Coatings, LLC	537	1,534
U.S. Urology Partners, LLC	1,401	1,401
United Land Services Opco Parent, LLC	369	259
Universal Pure, LLC	2,283	5,139

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	September 30, 2024	December 31, 2023
US Anchors Group Inc	3,275	—
US Foot and Ankle Specialists, LLC	2,699	439
USALCO, LLC	—	59
USSC Holding Corp	17,306	—
Vanguard Packaging, LLC	3,821	535
Varsity DuvaSawko Operating Corp.	3,459	537
Varsity Rejuvenate Partners, LLC	5,167	8,377
Vehicle Accessories, Inc.	877	38
VetEvolve Holdings, LLC	11,747	14,699
Vital Care Buyer, LLC	—	580
WCI Volt Purchaser, LLC	2,249	2,249
Western Veterinary Partners, LLC	24,407	24
Westminster Cracker Company, Inc.	1,380	1,534
White Label Communications, LLC	1,534	1,534
Wolf Gordon Inc	3,809	—
WTWH Buyer, LLC	1,638	1,638
Yard-Nique, Inc	637	6,030
Zipline Logistics, LLC	574	6,214
Total unfunded portfolio company commitments	$729,993	$324,051
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings during the normal course of business. As of September 30, 2024, management was not aware of any material pending or threatened litigation.
Note 9.  Net Assets
Equity Issuances

As of September 30, 2024 and December 31, 2023, the Company had 55,691,815 and 31,438,430, respectively, shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares during the three and nine months ended September 30, 2024 and 2023:

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	4,537,474	$115,538	21,721,263	$551,935
Share transfers between classes	—	—	19,456	495
Distributions reinvested	297,399	7,572	654,113	16,653
Repurchased shares, net of early repurchase reduction	(38,837)	(970)	(58,376)	(1,457)
Net increase (decrease)	4,796,036	$122,140	22,336,456	$567,626

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	487,599	$12,415	1,803,868	$45,879
Share transfers between classes	—	—	(4,112)	(105)
Distributions reinvested	44,407	1,131	103,964	2,645
Net increase (decrease)	532,006	$13,546	1,903,720	$48,419

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	15,317	$390	45,623	$1,160
Share transfers between classes	—	—	(15,344)	(390)
Distributions reinvested	519	13	1,913	49
Net increase (decrease)	15,836	$403	32,192	$819

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	4,149,208	$106,863	6,376,443	$164,003
Distributions reinvested	28,472	734	39,635	1,017
Net increase (decrease)	4,177,680	$107,597	6,416,078	$165,020
Dividends
The following table reflects dividends declared on common shares during the nine months ended September 30, 2024 and 2023:

For the Nine Months Ended September 30, 2024
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2300	$7,355
February 26, 2024	February 29, 2024	March 31, 2024	$0.2300	$7,809
March 28, 2024	March 31, 2024	April 30, 2024	$0.2300	$9,064
April 27, 2024	April 30, 2024	May 31, 2024	$0.2300	$9,566
May 28, 2024	May 31, 2024	June 30, 2024	$0.2300	$9,937
June 27, 2024	June 30, 2024	July 31, 2024	$0.2300	$10,987
July 28, 2024	July 31, 2024	August 31, 2024	$0.2300	$11,247
August 28, 2024	August 31, 2024	September 30, 2024	$0.2400	$12,183
September 27, 2024	September 30, 2024	October 31, 2024	$0.2400	$12,615

For the Nine Months Ended September 30, 2024
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2246	$329
February 26, 2024	February 29, 2024	March 31, 2024	$0.2250	$363
March 28, 2024	March 31, 2024	April 30, 2024	$0.2246	$410
April 27, 2024	April 30, 2024	May 31, 2024	$0.2248	$439
May 28, 2024	May 31, 2024	June 30, 2024	$0.2246	$531
June 27, 2024	June 30, 2024	July 31, 2024	$0.2248	$575
July 28, 2024	July 31, 2024	August 31, 2024	$0.2246	$603
August 28, 2024	August 31, 2024	September 30, 2024	$0.2346	$686
September 27, 2024	September 30, 2024	October 31, 2024	$0.2348	$724

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

For the Nine Months Ended September 30, 2024
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2246	$3
February 26, 2024	February 29, 2024	March 31, 2024	$0.2250	$11
March 28, 2024	March 31, 2024	April 30, 2024	$0.2246	$12
April 27, 2024	April 30, 2024	May 31, 2024	$0.2248	$10
May 28, 2024	May 31, 2024	June 30, 2024	$0.2246	$10
June 27, 2024	June 30, 2024	July 31, 2024	$0.2248	$6
July 28, 2024	July 31, 2024	August 31, 2024	$0.2246	$7
August 28, 2024	August 31, 2024	September 30, 2024	$0.2346	$10
September 27, 2024	September 30, 2024	October 31, 2024	$0.2348	$11

For the Nine Months Ended September 30, 2023
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
March 27, 2023	March 31, 2023	April 28, 2023	$0.1800	$3,825
April 26, 2023	April 28, 2023	May 31, 2023	$0.1800	$4,019
May 25, 2023	May 31, 2023	June 30, 2023	$0.1800	$4,103
June 27, 2023	June 30, 2023	July 28, 2023	$0.1800	$4,173
July 25, 2023	July 28, 2023	August 31, 2023	$0.1800	$4,234
August 28, 2023	August 31, 2023	September 30, 2023	$0.1900	$5,117
September 26, 2023	September 30, 2023	October 31, 2023	$0.1950	$5,473

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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

The following table presents the share repurchases completed during the nine months ended September 30, 2024:

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
January 30, 2024	19,539	0.1%	$25.43	December 31, 2023	$487	0
April 25, 2024	—	—%	$25.40	March 31, 2024	$—	0
July 26, 2024	38,837	0.1%	$25.45	June 30, 2024	$969	0
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction.
(3) All repurchases were satisfied in full.

During the nine months ended September 30, 2023, no shares were repurchased.

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

All of the dividends declared during the nine months ended September 30, 2024 and 2023 were derived from ordinary income, as determined on a tax basis. Taxable income is an estimate and is not fully determined until the Company's tax return is filed.

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

TPG Twin Brook Capital Income Fund
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
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. There were $969,000 and $1,366,000 of permanent book-to-tax differences for the three and nine months ended September 30, 2024. In addition, there were $770,700 and $3,322,700 of permanent book-to-tax differences for the three and nine months ended September 30, 2023.

Note 12.  Financial Highlights
The following are financial highlights for a common share outstanding for Class I, S, and D for the nine months ended September 30, 2024 and 2023.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

(Amounts in thousands, except share and per share amounts)	Nine Months Ended September 30, 2024
	Class I	Class S*	Class D*
Per share data:
Net asset value, beginning of period	$25.41	$25.41	$25.41
Net investment income (loss)(1)	2.14	2.09	2.09
Net realized and unrealized gain (loss)(2)	0.01	0.01	0.01
Total from operations	2.15	2.10	2.10
Dividends declared	(2.09)	(2.04)	(2.04)
Total increase (decrease) in net assets	0.06	0.06	0.06
Net asset value, end of period	$25.47	$25.47	$25.47
Shares outstanding, end of period	52,561,994	3,084,929	44,892
Total return(3)(12)	8.8%	8.6%	8.6%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	10.9%	11.2%	11.1%
Ratio of total net operating expenses to average net assets(4)(5)(7)	0.7%	0.7%	0.7%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(8)	11.2%	10.9%	10.9%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	11.2%	10.9%	10.9%
Net assets, end of period	$1,338,930	$78,583	$1,144
Weighted average shares outstanding	43,300,760	2,271,939	36,172
Portfolio turnover rate(10)	14.3%	14.3%	14.3%
Asset coverage ratio(11)	197.1%	197.1%	197.1%
*Class S inception date on October 1, 2023; Class D inception date on December 1, 2023.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

(Amounts in thousands, except share and per share amounts)	Nine Months Ended September 30, 2023
Class I
Per share data:
Net asset value, beginning of period	$25.25
Net investment income (loss)(1)	1.72
Net realized and unrealized gain (loss)(2)	0.12
Total from operations	1.84
Dividends declared	(1.29)
Total increase (decrease) in net assets	0.55
Net asset value, end of period	$25.80
Shares outstanding, end of period	27,361,108
Total return(3)(12)	7.4%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	8.3%
Ratio of total net operating expenses to average net assets(4)(5)(7)	0.8%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(8)	7.0%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	6.8%

Net assets, end of period	$705,916
Weighted average shares outstanding	23,231,467
Portfolio turnover rate(10)	13.7%
Asset coverage ratio(11)	227.5%
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
(6)Ratio of total expenses to average net assets is computed using total expenses net of waivers from the Administrator, if applicable. Included in total expenses are incentive fees of 1.2%, as a percent of average net assets for the nine months ended September 30, 2024 for Class I, Class S, and Class D. Additionally, included in total expenses for the nine months ended September 30, 2023 are incentive fees of 1.0%. The impact of the waiver included in total expenses net of waivers was 0.4% for Class S shares and was not applicable to Class D or Class I shares for the nine months ended September 30, 2024. There were no waivers for the nine months ended September 30, 2023.
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

TPG Twin Brook Capital Income Fund
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

Subsequent Activity, Subscriptions and Dividend Declarations

The Company received approximately $35 million of net proceeds, inclusive of distributions reinvested through the Company’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective October 1, 2024. Additionally, the Company received approximately $41 million of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective November 1, 2024.

On October 25, 2024, the Company’s Board declared net distributions of $0.2400, $0.2271, and $0.2346 per Class I share, Class S share, and Class D share, respectively, payable on November 26, 2024 to shareholders of record as of October 31, 2024.

Effective October 28, 2024, the Company repurchased 32,540 shares for $827,000, net of Early Repurchase Deductions, when applicable.

On October 15, 2024, the Company entered into a First Supplement to the Note Purchase Agreement (the “First Supplement”). The First Supplement governs the issuance of $400 million aggregate principal amount of Series B Notes consisting of (i) $85 million aggregate principal amount of 6.42% Series B Senior Notes, Tranche A, due October 15, 2028 (the “Series B Tranche A Notes”), (ii) $25 million aggregate principal amount of Series B Senior Notes, Tranche B, due October 15, 2029 to be issued at a floating rate equal to three-month SOFR plus 3.24% (the “Series B Tranche B Notes”), and (iii) $290 million aggregate principal amount of 6.52% Series B Senior Notes, Tranche C, due October 15, 2029 (the “Tranche C Notes,” collectively with the Series B Tranche A Notes and Series B Tranche B Notes, the “Series B Notes”), to qualified institutional investors in a private placement. All of the Series B Tranche A Notes and the Series B Tranche B Notes and $100,000,000 of the Series B Tranche C Notes were delivered and paid for on October 15, 2024. Of the remaining Series B Tranche C Notes, $100,000,000 and $90,000,000 are expected to be delivered and paid for on November 14, 2024 and December 12, 2024, respectively, subject to customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this quarterly report on Form 10-Q, or this "report," we refer to TPG Twin Brook Capital Income Fund (formerly known as, “AG Twin Brook Capital Income Fund”) and its consolidated subsidiaries as "we," "us," the "Company," "TCAP," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our investment adviser, AGTB Fund Manager, LLC, as our "Adviser," and we refer to the direct parent company of our Adviser, Angelo, Gordon & Co., L.P., as "TPG Angelo Gordon." The Adviser serves as the Company’s Administrator and may also be referred to herein as "Administrator".
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

On September 25, 2024, our board of trustees (the “Board”) adopted the Fourth Amended and Restated Agreement and Declaration of Trust (the “Fourth A&R Declaration of Trust”) in order to reflect the change of the Company’s name from “AG Twin Brook Capital Income Fund” to “TPG Twin Brook Capital Income Fund”. Further, to reflect the new name of the Company, on September 25, 2024, the Board adopted the Third Amended and Restated Bylaws (the “Third A&R Bylaws”), effective the same day.

Pursuant to our Investment Management Agreement, subject to the overall supervision of the Board, our Adviser manages our day-to-day operations, and provides investment advisory and management services to us. Our Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis.
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
Our debt investment portfolio consists of primarily floating rate loans. As of September 30, 2024, 99.9% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as Term SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.
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
Leverage
In accordance with the 1940 Act, we can borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations. As market conditions permit and at the discretion of our Adviser, we currently estimate that our portfolio will be approximately 1.00-1.10x levered consistent with our target leverage profile of 0.90x – 1.25x. We may from time to time increase the size of our existing credit facilities, enter into new credit facilities or issue new debt securities. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

As of September 30, 2024, we had borrowings of $1,460.8 million outstanding at an average all-in rate of 7.82%, which is included in debt on the consolidated statements of assets and liabilities. As of December 31, 2023, the Company had borrowings of $643.0 million outstanding at an average all-in rate of 7.96%. We incurred approximately $27.4 million and $61.1 million and $11.3 million and $27.7 million of interest and unused commitment fees for the three and nine months ended September 30, 2024 and 2023, respectively, which is included in interest expense on the consolidated statements of operations. The carrying values of borrowings outstanding under the debt facilities approximate fair value. See Note 5 to the consolidated financial statements for information on the Company’s debt.
Portfolio and Investment Activity
As of September 30, 2024, based on fair value, our portfolio consisted of 97.19% first lien senior secured debt investments and 2.81% investments in affiliated funds that hold our equity co-investments. As of December 31, 2023, based on fair value, our portfolio consisted of 96.09% first lien senior secured debt investments and 3.91% investments in affiliated funds that hold our equity co-investments.
As of September 30, 2024, we had investments in 226 portfolio companies with an aggregate fair value of $2.8 billion. As of December 31, 2023, we had investments in 195 portfolio companies with an aggregate fair value of $1.4 billion.

Our investment activity for the three months ended September 30, 2024 and 2023 is presented below (information presented herein is at par value unless otherwise indicated).

(Amounts in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$746,778	$279,526
Sponsor subordinated note	—	12
Investment in affiliated funds	6,514	10,110
Total principal amount of investments committed	$753,292	$289,648
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(197,471)	$(33,597)
Investment in affiliated funds	(650)	(17)
Total principal amount of investments sold or repaid	$(198,121)	$(33,614)
New debt investments(1):
New commitments	$434,581	$247,673
Number of new commitments in new portfolio companies(2)	12	129
Average new commitment amount	$36,215	$1,920
Weighted average term for new commitments (in years)	4.5	3.4
Percentage of new commitments at floating rates	100.0%	100.0%
Percentage of new commitments at fixed rates	—%	—%
(1)Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2)Number of new debt investment commitments represent commitments to a particular portfolio company.
As of September 30, 2024 and December 31, 2023 our investments consisted of the following:

	September 30, 2024		December 31, 2023
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$2,702,111	$2,699,909	$1,344,371	$1,343,692
Sponsor subordinated note	14	10	13	13
Investment in affiliated funds	70,723	78,081	50,235	54,714
Total investments	$2,772,848	$2,778,000	$1,394,619	$1,398,419

The table below describes investments by industry composition based on fair value as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Aerospace and defense	0.8%	0.1%
Air freight and logistics	0.8%	1.5%
Auto components	2.8%	1.6%
Building products	0.6%	—%
Chemicals	1.4%	0.9%
Commercial services and supplies	4.0%	3.0%
Construction and engineering	2.7%	4.5%

Containers and packaging	2.9%	5.0%
Distributors	0.1%	0.2%
Diversified consumer services	6.5%	7.7%
Electrical equipment	1.7%	0.8%
Electronic equipment, instruments and components	0.5%	1.1%
Food and staples retailing	1.6%	2.8%
Food products	2.5%	3.8%
Gas utilities	—%	0.1%
Health care equipment and supplies	2.7%	3.5%
Health care providers and services	29.1%	29.0%
Health care technology	1.1%	2.2%
Household durables	3.4%	5.6%
Industrial Conglomerates	0.5%	1.1%
Interactive Media & Services	0.7%	—%
Internet and direct marketing retail	0.8%	0.8%
IT services	2.0%	1.5%
Leisure equipment and products	0.3%	0.2%
Leisure products	—%	0.1%
Life sciences tools and services	1.5%	0.1%
Machinery	3.6%	2.5%
Media	8.6%	8.7%
Metals and mining	0.1%	0.2%
Multiline retail	2.0%	—%
Multisector holdings	2.8%	3.9%
Pharmaceuticals	0.1%	0.1%
Personal products	0.1%	0.2%
Professional services	0.6%	1.1%
Real estate management and development	0.1%	0.2%
Semiconductors and semiconductor equipment	—%	0.1%
Software	2.4%	1.2%
Specialty retail	0.8%	1.0%
Trading companies and distributors	7.8%	3.5%
Water utilities	—%	0.1%
Total	100.0%	100.0%
As of September 30, 2024, 99.9% of our investments were based in the United States and 0.1% were based in Canada. As of December 31, 2023, 99.9% of our investments were based in the United States and 0.1% were based in Canada.
The weighted average yields and interest rates of our funded debt investments as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Weighted average total yield of funded debt investments at cost (1)	10.6%	11.7%
Weighted average total yield of funded debt investments at fair value(1)	10.6%	11.7%
Weighted average spread over reference rates of all floating rate funded debt investments	5.6%	5.4%
(1)Calculated using actual interest rates in effect as of September 30, 2024 and December 31, 2023 based on borrower elections.

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

The following table shows the composition of our debt investments on the A to F rating scale as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$—	—	$—	—
B	2,657,304	98.4%	1,306,541	97.2%
C	28,647	1.1%	32,215	2.4%
D	9,157	0.3%	2,461	0.2%
E	4,801	0.2%	2,476	0.2%
F	—	—	—	—
Total	$2,699,909	100.0%	$1,343,693	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,698,923	99.9%	$1,344,384	100.0%
Non-accrual	3,202	0.1%	—	—
Total	$2,702,125	100.0%	$1,344,384	100.0%

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

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the AGTB Transaction:

Amounts (in thousands)
Total purchase price:	$194,199

Assets acquired:
Investments, at fair value (amortized cost of 185,876)	186,264
Cash	15,567
Accrued interest receivable	2,396
Other assets(1)	2,164
Total assets acquired	206,391
Liabilities assumed:
Distribution payable	9,726
Other liabilities	3,216
Total liabilities assumed	12,942
Net assets acquired	$193,449
Total purchase premium (transaction costs)	$750
(1)Other assets include a $2 million waiver receivable from AGTB’s Adviser for operating expenses.

Results of Operations
The following table represents the operating results for the three and nine months ended September 30, 2024, and 2023:

(Amounts in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Total investment income	$80,244	$35,438	$192,725	$89,148
Less: expenses and taxes	41,589	17,719	95,431	$49,104
Net investment income (loss)	38,655	17,719	97,294	40,044
Net realized gain (loss)	874	8	1,153	(10)
Net change in unrealized gain (loss)	(42)	(1,453)	(2)	2,911
Net increase (decrease) in net assets resulting from operations	$39,487	$16,274	$98,445	$42,945
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income for the three and nine months ended September 30, 2024, and 2023, were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Interest	$78,485	$34,963	$186,072	$87,414
Payment-in-kind interest	478	—	1,756	—
Other	1,281	475	4,897	1,734
Total investment income	$80,244	$35,438	$192,725	$89,148

Increases in interest and other investment income were driven by deployment of capital and an increase in investment activity. Total investments as of September 30, 2024 were $2.8 billion as compared to $1.2 billion as of September 30, 2023.

Expenses
Expenses for the three and nine months ended September 30, 2024, and 2023, were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Interest	$28,603	$11,770	$63,730	$29,087
Income incentive fees	5,545	2,205	13,936	5,790
Management fees	4,150	1,986	10,234	5,396
Professional fees	858	136	1,943	1,409
Offering costs	326	739	1,042	2,357
Other	772	275	1,390	917
Insurance fees	144	147	605	259
Accounting fees	139	174	449	446
Trustees' fees	62	45	152	134
Distribution and shareholder servicing fees:
Class D	1	—	2	—
Class S	157	—	368	—
Administrative fees	489	383	1,084	1,455
Organizational costs	—	—	—	528
Capital gains incentive fees	115	(178)	169	365
Total expenses	$41,361	$17,682	$95,104	$48,143
Distribution and shareholder servicing fees waived	(111)	—	(260)	—
Net expenses	$41,250	$17,682	$94,844	$48,143
Increases in interest and other expenses were driven by the Company’s continued deployment of capital, rising interest rates and an increase in investment activity and leverage.
Increases in incentive fees are correlated to an increase in results from operations. For the three and nine months ended September 30, 2024, there were net increases in net assets resulting from operations of $39.5 million and $98.4 million, driving the increase in incentive fees, compared to the three and nine months ended September 30, 2023, there were net increases in net assets resulting from operations of $16.3 million and $42.9 million. Increases in management fees were driven by the increase in net assets during the periods presented. The increase in net assets was primarily driven by net capital activity.

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
For the three and nine months ended September 30, 2024, the Administrator charged approximately $489,000 and $1,084,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the three and nine months ended September 30, 2023, the Administrator charged approximately $383,000 and $1,455,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

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
Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the three and nine months ended September 30, 2024 and 2023, we did not accrue U.S. federal excise tax.

We conduct certain activities through our wholly-owned subsidiaries, Twin Brook Equity XVIII Corp., and Twin Brook Equity XXXIII Corp., both of which are Delaware corporations. They are treated as corporations for United States federal income tax purposes and are subject to U.S. federal, state or local income tax. For the three and nine months ended September 30, 2024 and 2023, the Company accrued $2,000 current federal tax. For the three and nine months ended September 30, 2024 and 2023 the Company accrued approximately $337,000, $553,000, $37,000 and $961,000, respectively, of deferred federal tax related to the corporations, which is included in “deferred federal tax provision” on the consolidated statements of operations.
Net Change in Unrealized Gains (Losses) on Investment Transactions
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2024 and 2023, net unrealized gains (losses) on our investment transactions were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Investments	1349	(1,462)	1,352	2902
Interest rate swaps	(1,387)	—	(1,387)	—
Foreign currency forward contracts	(4)	9	33	9
Net change in unrealized gain (loss) on investment transactions	$(42)	$(1,453)	$(2)	$2,911

For the three months ended September 30, 2024, the net unrealized gains from investments were primarily driven by changes in market conditions since June 30, 2024.

Net Realized Gains (Losses) on Investment Transactions
The realized gains and losses on fully and partially exited portfolio companies during the three and nine months ended September 30, 2024 and 2023, were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Non-controlled, non-affiliated investments	$369	$3	$599	$(15)
Non-controlled, affiliated investments	514	5	549	5
Foreign currency forward contracts	(9)	—	5	—
Net realized gain (loss) on investments	$874	$8	$1,153	$(10)
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
We may from time to time increase the size of our existing credit facilities. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As market conditions permit and at the discretion of our Adviser, we currently estimate that our portfolio will be approximately 1.00-1.10x levered consistent with our target leverage profile of 0.90x – 1.25x. There were $1,460.8 million outstanding borrowings as of September 30, 2024. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of September 30, 2024, taken together with our available debt capacity of $534.4 million, is expected to be sufficient for our investing activities and to conduct our operations.
As of September 30, 2024 we had $102.1 million in cash. During the nine months ended September 30, 2024, we used $1,270.3 million in cash for operating activities, primarily as a result of funding portfolio investments of $1,655.7 million and partially offset by other operating activities of $385.3 million. Net cash provided by financing activities was $1,309.7 million during the period, primarily the result of proceeds from the issuance of common shares and debt borrowings.
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
As of September 30, 2024, the Company had 55,691,815 shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	4,537,474	$115,538	21,721,263	$551,935
Share transfers between classes	—	—	19,456	495
Distributions reinvested	297,399	7,572	654,113	16,653
Repurchased shares, net of early repurchase reduction	(38,837)	(970)	(58,376)	(1,457)
Net increase (decrease)	4,796,036	$122,140	22,336,456	$567,626

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	487,599	$12,415	1,803,868	$45,879
Share transfers between classes	—	—	(4,112)	(105)
Distributions reinvested	44,407	1,131	103,964	2,645
Net increase (decrease)	532,006	$13,546	1,903,720	$48,419

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	15,317	$390	45,623	$1,160
Share transfers between classes	—	—	(15,344)	(390)
Distributions reinvested	519	13	1,913	49
Net increase (decrease)	15,836	$403	32,192	$819

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	4,149,208	$106,863	6,376,443	$164,003
Distributions reinvested	28,472	734	39,635	1,017
Net increase (decrease)	4,177,680	$107,597	6,416,078	$165,020

Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for the common shares during the nine months ended September 30, 2024:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2024	$25.43	$25.43	$25.43
February 29, 2024	$25.43	$25.43	$25.43
March 31, 2024	$25.40	$25.40	$25.40
April 30, 2024	$25.43	$25.43	$25.43
May 31, 2024	$25.44	$25.44	$25.44
June 30, 2024	$25.45	$25.45	$25.45
July 31, 2024	$25.47	$25.47	$25.47
August 31, 2024	$25.47	$25.47	$25.47
September 30, 2024	$25.47	$25.47	$25.47

Dividends
We plan to make monthly dividends at the Board’s discretion, starting with the first monthly distribution declared in March 2023. The following table reflects dividends declared on common shares during the nine months ended September 30, 2024.

For the Nine Months Ended September 30, 2024
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2300	$7,355
February 26, 2024	February 29, 2024	March 31, 2024	$0.2300	$7,809
March 28, 2024	March 31, 2024	April 30, 2024	$0.2300	$9,064
April 27, 2024	April 30, 2024	May 31, 2024	$0.2300	$9,566
May 28, 2024	May 31, 2024	June 30, 2024	$0.2300	$9,937
June 27, 2024	June 30, 2024	July 31, 2024	$0.2300	$10,987
July 28, 2024	July 31, 2024	August 31, 2024	$0.2300	$11,247
August 28, 2024	August 31, 2024	September 30, 2024	$0.2400	$12,183
September 27, 2024	September 30, 2024	October 31, 2024	$0.2400	$12,615

For the Nine Months Ended September 30, 2024
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2246	$329
February 26, 2024	February 29, 2024	March 31, 2024	$0.2250	$363
March 28, 2024	March 31, 2024	April 30, 2024	$0.2246	$410
April 27, 2024	April 30, 2024	May 31, 2024	$0.2248	$439
May 28, 2024	May 31, 2024	June 30, 2024	$0.2246	$531
June 27, 2024	June 30, 2024	July 31, 2024	$0.2248	$575
July 28, 2024	July 31, 2024	August 31, 2024	$0.2246	$603
August 28, 2024	August 31, 2024	September 30, 2024	$0.2346	$686
September 27, 2024	September 30, 2024	October 31, 2024	$0.2348	$724

For the Nine Months Ended September 30, 2024
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2246	$3
February 26, 2024	February 29, 2024	March 31, 2024	$0.2250	$11
March 28, 2024	March 31, 2024	April 30, 2024	$0.2246	$12
April 27, 2024	April 30, 2024	May 31, 2024	$0.2248	$10
May 28, 2024	May 31, 2024	June 30, 2024	$0.2246	$10
June 27, 2024	June 30, 2024	July 31, 2024	$0.2248	$6
July 28, 2024	July 31, 2024	August 31, 2024	$0.2246	$7
August 28, 2024	August 31, 2024	September 30, 2024	$0.2346	$10
September 27, 2024	September 30, 2024	October 31, 2024	$0.2348	$11

The following table reflects dividends declared on common shares for the nine months ended September 30, 2023:

For the Nine Months Ended September 30, 2023
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
March 27, 2023	March 31, 2023	April 28, 2023	$0.1800	$3,825
April 26, 2023	April 28, 2023	May 31, 2023	$0.1800	$4,019
May 25, 2023	May 31, 2023	June 30, 2023	$0.1800	$4,103
June 27, 2023	June 30, 2023	July 28, 2023	$0.1800	$4,173
July 25, 2023	July 28, 2023	August 31, 2023	$0.1800	$4,234
August 28, 2023	August 31, 2023	September 30, 2023	$0.1900	$5,117
September 26, 2023	September 30, 2023	October 31, 2023	$0.1950	$5,473

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

All of the dividends declared for the three and nine months ended September 30, 2024 and 2023 and were derived from ordinary income, as determined on a tax basis. Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

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

Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

The following table presents the share repurchases completed during the nine months ended September 30, 2024:

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
January 30, 2024	19,539	0.1%	$25.43	December 31, 2023	$487	0
April 25, 2024	—	—%	$25.40	March 31, 2024	$—	0
July 26, 2024	38,837	0.1%	$25.45	June 30, 2024	$969	0
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction.
(3) All repurchases were satisfied in full.

During the nine months ended September 30, 2023, no shares were repurchased.

Debt
In accordance with the 1940 Act, we can borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations.
For the three and nine months ended September 30, 2024 and 2023, the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Interest expense	$27,394	$11,267	$61,097	$27,717
Amortization of deferred financing costs	1,209	503	2,633	1,370
Total interest expense	$28,603	$11,770	$63,730	$29,087
Average interest rate	7.72%	7.97%	7.84%	7.56%
Average daily borrowings	$1,299,712	$495,756	$960,691	$423,551

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
From time to time, the Transferor expects to sell and/or contribute certain investments to the MSPV Borrower. Proceeds from the MSPV Credit Facility will be used to finance the origination and acquisition of loans by the MSPV Borrower, including the purchase of such assets from the Transferor. The Company retains a residual interest in assets contributed to or acquired by the MSPV Borrower through its ownership of the MSPV Borrower. The MSPV Borrower is subject to meet financial covenants under the MSPV Credit Facility agreement. As of September 30, 2024 and December 31, 2023, the MSPV Borrower was in compliance with all such covenants.

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

The ASPV Credit Facility is secured by all of the assets of the ASPV Borrower and a pledge of equity interests in the ASPV Borrower. The ASPV Borrower is subject to meet financial covenants under the ASPV Credit Facility agreement. As of September 30, 2024 and December 31, 2023, the ASPV Borrower was in compliance with all such covenants.

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

On August 16, 2024, the Truist Credit Facility was amended to, among other things: (i) increase the initial maximum principal amount from $300 million to $975 million, subject to availability under a borrowing base, (ii) increase the additional commitments that the Company may seek from new and existing lenders in the future, up to an aggregate facility size not to exceed $1,462,500,000, and (iii) extend the termination date of the lenders’ obligation to make loans under the Truist Credit Facility from November 17, 2027 to August 16, 2028 and extend the final scheduled maturity date from November 17, 2028 to August 16, 2029.

The Company may prepay any class of loans and/or terminate or reduce the revolving commitments of any class under the Truist Credit Facility at any time without penalty. The revolving loans will be subject to an interest rate of, at the Company’s option, adjusted term SOFR plus 2.00% or the alternate base rate plus 1.00%.

The Truist Credit Facility is guaranteed by Twin Brook Capital Funding XXXIII, LLC (the “Guarantor”), a direct and wholly owned subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future. The Truist Credit Facility is secured by all assets of the Company and the Guarantor. The Company is subject to financial covenants under the Truist Credit Facility agreement. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all such covenants.

As of September 30, 2024, there are approximately $260.1 million in borrowings outstanding on the ASPV Credit Facility, $194.0 million borrowings outstanding on the MSPV Credit Facility and $391.8 million in borrowings outstanding on the Truist Credit Facility. Borrowings under the Company’s facilities are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of September 30, 2024 and December 31, 2023, the asset coverage ratio was 197.1% and 224.2%, respectively.

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

As of September 30, 2024, the Company was in compliance with all covenants and other requirements of each of the Tranche A Notes and Tranche B Notes.
Total debt consisted of the following as of September 30, 2024:

	As of September 30, 2024
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value(2)	Assets Pledged as Collateral(3)
ASPV Credit Facility	$500,000	$260,100	$15,780	$260,100	$434,015
MSPV Credit Facility	500,000	194,000	16,921	194,000	341,634
Truist Credit Facility	975,000	391,800	501,699	391,800	1,482,072
Tranche A Notes	90,000	90,000	—	91,644	—
Tranche B Notes	150,000	150,000	—	154,207	—
CLO Transaction	369,000	369,000	—	369,000	442,198
Total debt	$2,584,000	$1,454,900	$534,400	$1,460,751	$2,699,919
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

	As of September 30, 2024
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

As of September 30, 2024 and December 31, 2023, the Company did not have borrowings under Short-Term Financing Transactions with a third party.
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
As of September 30, 2024 and December 31, 2023, we had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate principal amount of $729,993 million and $324,051 million, respectively.

We seek to carefully manage our unfunded portfolio company commitments for purposes of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage ratio, to cover any outstanding portfolio company unfunded commitments we are required to fund.
Contractual Obligations
A summary of our contractual payment obligations under our borrowing arrangements as of September 30, 2024 is as follows:

	Payment Due by Period
(Amounts in millions)	Total	Less than 1 year	1-3	3-5	More than 5 years
ASPV Credit Facility	$260.1	$—	$—	$260.1	$—
MSPV Credit Facility	$194.0	$—	$—	$194.0	$—
Truist Credit Facility	$391.8	$—	$—	$391.8	$—
Tranche A Notes	$90.0	$—	$90.0	$—	$—
Tranche B Notes	$150.0	$—	$—	$150.0	$—
CLO Transaction	$369.0				$369.0
Total	$1,454.9	$—	$90.0	$995.9	$369.0
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
As of September 30, 2024, 99.9% of our debt investments based on fair value in our portfolio were at floating rates. Our credit facilities bear interest at floating rates with no interest rate floor. Our unsecured notes, which bear interest at fixed rates, are hedged by fixed to floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to Term SOFR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$55.0	$24.3	$30.7
Up 100 basis points	$27.4	$12.1	$15.3
Down 100 basis points	$(27.4)	$(12.1)	$(15.3)
Down 200 basis points	$(54.9)	$(24.3)	$(30.6)
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act. In addition to other information set forth in this report, you should carefully consider the information regarding repurchases discussed in Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Share Repurchase Plan”, herein.

The following table sets forth information regarding repurchases of our Common Shares pursuant to a tender offer during the nine months ended September 30, 2024 (dollar amounts in thousands, except per share amounts).

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
January 30, 2024	19,539	0.1%	$25.43	December 31, 2023	$487	0
April 25, 2024	—	—%	$25.40	March 31, 2024	$—	0
July 26, 2024	38,837	0.1%	$25.45	June 30, 2024	$969	0

(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction.
(3) All repurchases were satisfied in full.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the fiscal quarter ended September 30, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits.

Exhibit No.	Description
3.1
Fourth Amended and Restated Agreement and Declaration of Trust, dated September 25, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2024)

3.2	Third Amended and Restated By-laws, dated September 25, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2024)
10.1
First Amendment to Loan, Security and Collateral Management Agreement, dated as of August 9, 2024, by and among Twin Brook Capital Funding XXXIII ASPV, LLC, as the Borrower, AGTB Fund Manager, LLC, as the Collateral Manager, Ally Bank, as the Administrative Agent and as the Swingline Lender, the Required Lenders party thereto and Western Alliance Trust Company, N.A., as the Collateral Custodian (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2024)

10.2
First Amendment to Senior Secured Revolving Credit Agreement, dated as of August 16, 2024, by and among AG Twin Brook Capital Income Fund, the Lenders and Issuing Banks (as defined therein) party thereto and Truist Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 16, 2024)

10.3
First Supplement to Master Note Purchase Agreement, dated October 15, 2024, by and among TPG Twin Brook Capital Income Fund and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2024)

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

TPG Twin Brook Capital Income Fund

November 12, 2024	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer
(Principal Executive Officer)

November 12, 2024	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)