Form 10-K
period 2024-12-31
TPG Twin Brook Capital Income Fund
filed 2025-03-18
CIK 1913724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of December 31, 2024, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).
The number of shares of the Registrant’s Common Shares, $0.001 par value per share, outstanding as of March 17, 2025, were 60,748,290 Class I shares, 4,651,048 Class S shares, and 76,883 Class D shares. Common Shares outstanding exclude March 1, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

Documents incorporated by reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2025 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about TPG Twin Brook Capital Income Fund (together, with its consolidated subsidiaries, the “Company,” the “Fund,” “TCAP,” “we,” “us,” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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
•We are exposed to risks associated with changes in interest rates, including the current elevated interest rate environment.
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

PART I - FINANCIAL INFORMATION
Item 1. Business
General
TPG Twin Brook Capital Income Fund (together, with its consolidated subsidiaries, the “Company,” the "Fund," “TCAP,” “we,” “us,” or “our”) was formed on January 27, 2022 as a Delaware statutory trust.  On September 25, 2024, the Company’s name was changed from “AG Twin Brook Capital Income Fund” to “TPG Twin Brook Capital Income Fund”. We are a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are externally managed by our adviser, AGTB Fund Manager, LLC (the “Adviser”), who also serves as our administrator (the “Administrator”). The Adviser is an affiliate of Angelo, Gordon & Co., LP and its subsidiaries (“TPG Angelo Gordon”). We intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Fund invests primarily in floating rate senior secured debt, but may invest in fixed rate loans from time to time. The Fund expects that a vast majority of its loans will use the Secured Overnight Financing Rate (“SOFR”) as a reference rate or an alternative reference rate.

The level of our investment activity depends on many factors, including the amount of debt and equity capital available to prospective portfolio companies, the level of merger, acquisition and refinancing activity for such companies, the availability of credit to finance transactions, the general economic environment and the competitive environment for the types of investments we make.

TPG Angelo Gordon believes the Fund’s investment strategy represents a differentiated approach to middle market direct lending and seeks to provide investors with consistent, downside-protected returns. More specifically, TPG Angelo Gordon believes that the following characteristics distinguish the Fund as a compelling investment opportunity, as the Adviser and the Fund are uniquely situated to benefit from the below noted strategies and wide array of experience of TPG Angelo Gordon and Twin Brook Capital Partners, LLC (“TPG Twin Brook”), TPG Angelo Gordon’s middle market direct lending platform. Twin Brook is a wholly owned subsidiary of TPG Angelo Gordon and maintains dedicated investment, operations, accounting, and treasury capabilities as well as access to TPG Angelo Gordon’s vast resources in legal, tax, treasury, compliance, accounting, reporting, investor relations, human resources, and operations.

•Differentiated Business Selection. TPG Twin Brook, including the Fund, seeks to invest primarily in U.S. middle market companies with between $3 million and $50 million in annual EBITDA, with a focus on companies with EBITDA of $25 million or less. By focusing on the lower end of the middle market spectrum, TPG Twin Brook is able to maintain a consistent flow of investment opportunities without changing either underwriting standards or return targets. In addition, due to TPG Twin Brook’s expertise in complex structuring across capital structures as well as its in-depth due diligence and underwriting, TPG Twin Brook is able to provide creative and tailored financial solutions to companies where traditional lenders may not be able to do so.
•Proprietary Private Equity Sourcing Network. We primarily lend to middle market companies that are owned by private equity firms. TPG Twin Brook has developed deep and long-standing relationships with many private equity firms operating in the middle market space, and in the lower middle market in particular. TPG Twin Brook has reviewed transactions for over 965 sponsors and closed transactions with 146 unique sponsors since its inception.
•Selectivity. TPG Twin Brook has screened over 12,915 transactions since the 2015 closing of its first commingled direct lending fund through December 31, 2024. TPG Twin Brook reviews 1,000 to 1,500 middle market lending opportunities per year and has closed on less than 4% of the transactions screened. This deal flow allows TPG Twin Brook to target only those transactions that meet the rigorous structure, price, industry, scale, geographic, environmental, social and governance (“ESG”), and diversification standards.
•Transaction Leadership. TPG Twin Brook targets transactions where it is the Sole Lead, or Co-Lead Arranger. TPG Twin Brook has served as the Sole Lead, or Co-Lead Arranger in 97% of closed transactions as of the date of this report. Additionally, TPG Twin Brook is differentiated by providing revolving credit facilities to nearly all of our borrowers. These leadership roles result in better information during the diligence process and documents that protect creditors’ interests.
•Rigorous Investment Underwriting Process. The Adviser follows a rigorous underwriting process conducted over a 60- to 90-day period during which the Adviser has access to the same level of information private equity firms had when determining to purchase the target company, including financial data, quality of earnings reports, environmental reports, and other third party materials. Additionally, TPG Twin Brook’s underwriting team conducts insurance and environmental reviews, background checks, and on-site visits. This disciplined process and independent research differentiates TPG Twin Brook in a market where the diligence process is truncated and access to borrowers and sponsors is limited.
•Prudent Structuring to Preserve Capital. Consistent with our risk-averse underwriting approach, we structure our investments to ensure that we are situated to closely monitor the investment performance and have the appropriate lender protections in place to mitigate risk. We primarily focus on senior secured loans, which are loans at the top of the capital structure, where we have the first lien perfected security interests on all available tangible and intangible assets. We also obtain robust covenant packages with both financial and negative covenants. These structural features differentiate TPG Twin Brook in a market where strong creditor protections like providing revolvers, liens, and covenants, are often sacrificed in order to deploy capital. In addition, TPG Twin Brook’s structuring discipline is reflected in its inception to date weighted average loan-to-value ratio for its clients, which averaged 43% as of December 31, 2024.
•Cash Flow Lending. TPG Twin Brook primarily targets transactions that have a demonstrated track record of cash flow generation rather than annualized recurring revenues transactions or asset-based loans.
•Portfolio Variety. Historically, TPG Twin Brook has targeted 125-175 discreet borrowers in its portfolios, with position sizes of 1% or less. The Adviser will seek to utilize the same disciplined approach to investing because it believes that a wide variety of borrowers across a broad range of geographies and industries can limit material adverse events to the Fund’s portfolio and single borrower risk.
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

We intend to employ leverage within the limitations of the applicable laws and regulations for BDCs (which generally allows us to incur while maintaining an asset coverage ratio of at least 150%). As market conditions permit and at the discretion of our Adviser, we currently estimate that our portfolio will be approximately 1.00-1.10x levered consistent with our target leverage profile of 0.90x - 1.25x. As of December 31, 2024, our asset coverage ratio was 188.3%. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity, and Capital Resources.” Any decision on our part to use leverage will depend upon our assessment of the attractiveness of available investment opportunities in relation to the costs and perceived risks of such leverage. The amount of borrowings and leverage will depend on market conditions and investment opportunities, as well as the types of investments held by us and the liquidity and value of the investments.

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

About TPG Angelo Gordon

TPG Angelo Gordon is a diversified credit and real estate investing platform within TPG Inc. (NASDAQ: TPG), a leading global alternative asset management firm. TPG Angelo Gordon has $91 billion in assets under management as of December 31, 2024, with more than 675 employees, including over 225 investment professionals, in offices across the U.S., Europe and Asia.

TPG Angelo Gordon manages capital across four primary areas: (i) corporate credit; (ii) direct lending; (iii) securitized products and (iv) real estate. Funds are managed in single-strategy vehicles or multi-strategy vehicles. TPG Angelo Gordon believes that a great deal of synergy exists among the investment teams, and their ability to work together has proven to be a key element of its success. In each discipline, TPG Angelo Gordon seeks to generate absolute returns, in all market environments and with less volatility than the overall markets, by exploiting market inefficiencies and capitalizing on situations that are not in the mainstream of investment opportunities. Each of TPG Angelo Gordon and the Adviser is an SEC registered investment adviser.

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
TPG Angelo Gordon and its affiliates manage a number of pooled investment vehicles that may compete with the Company for investment opportunities. We expect to invest alongside investment funds, accounts and investment vehicles managed by TPG Angelo Gordon in certain circumstances where doing so is consistent with our investment strategy, as well as applicable law and SEC staff interpretations. We, our Adviser and TPG Angelo Gordon have received an exemptive order from the SEC that permits us and certain of our controlled affiliates, subject to certain terms and conditions, to co-invest with other funds managed by the Adviser and TPG Angelo Gordon in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.
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
The Adviser has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with TPG Angelo Gordon, pursuant to which TPG Angelo Gordon provides the Adviser with experienced investment professionals and access to the resources of TPG Angelo Gordon so as to enable the Adviser to fulfill its obligations under the Investment Management Agreement (as described in further detail below). Through the Resource Sharing Agreement, the Adviser intends to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of TPG Angelo Gordon’s investment professionals, and its wholly-owned subsidiary, TPG Twin Brook. There can be no assurance that TPG Angelo Gordon will perform its obligations under the Resource Sharing Agreement. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on our operations.
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
The Investment Team
TPG Twin Brook’s Chicago-based direct lending investment team (the “Investment Team”) provided to our Adviser pursuant to the Resource Sharing Agreement is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. As of December 31, 2024, the Investment Team was comprised of over 75 investment professionals, all of whom dedicate a substantial portion of their time to supporting lending to U.S. middle market companies. In addition, the team has over ten dedicated operations professionals, two of whom have over a decade of experience. The team also has a dedicated Chief Financial Officer, who also serves as our Chief Financial Officer, and dedicated accounting, finance and treasury professionals (in both Chicago and New York). These individuals may have additional responsibilities other than those relating to us, but generally allocate the vast majority of their time in support of our business and our investment objective as a whole. In addition, the Adviser believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
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

Market Opportunity

TPG Angelo Gordon believes there are many market characteristics that make lending to private equity-backed middle market companies an attractive business for the Fund. On a broad level, TPG Angelo Gordon believes that the opportunity set for investing in middle market companies is appealing; the market segment that we intend to focus on in sourcing investment opportunities is transaction and target rich, with approximately 200,000 U.S. companies with revenue between $25 and $500 million. We believe this strategy is less correlated with the broader macro-economic environment and therefore regardless of current economic conditions TPG Angelo Gordon expects there will be a need for the Fund’s capital for the foreseeable future. Furthermore, in TPG Angelo Gordon’s view, the competitive landscape is favorable – many of the historical providers of financing, including many banking institutions, have either been acquired by other institutions, exited this market segment or are facing ongoing structural and regulatory challenges as a result of the global financial crisis. In addition, the Fund will benefit from the investment team’s extensive historical relationships with the private equity sponsor community. Many of the new lenders in the market do not share this historical experience. The market segment the Fund intends to focus on is less able to access capital via the traditional public debt and equity markets because of the smaller size of their loan demands. Although smaller companies have had access to debt capital from regional and local banks, these banks may have limited lending capacity, fairly conservative underwriting guidelines and very limited loan syndication capabilities. As a direct lender to private equity sponsored middle market companies, the Fund expects to receive a pricing premium versus broadly syndicated loans, as well as more lender friendly legal documentation and ongoing borrower support from sponsors. In many instances, TPG Angelo Gordon is expected to drive deal documentation and structure, thereby ensuring the presence of covenants and a lender-friendly structure. Finally, TPG Angelo Gordon believes that expected recovery rates in this market segment are generally higher than those in the broadly syndicated loan market due to more conservative capital structures, more manageable lender groups and more stringent legal documentation.

Over the last several years private equity firms have raised a significant amount of capital. TPG Angelo Gordon believes private equity firms are poised to deploy meaningful amounts of capital, thus creating ongoing investment opportunities for private lenders. Since the founding of TPG Angelo Gordon’s non-investment grade corporate credit strategy in 1998, TPG Angelo Gordon has frequently analyzed the middle market direct lending space. In the fourth quarter of 2014 TPG Angelo Gordon hired a seasoned Investment Team to establish its middle market direct lending strategy. Since its inception at TPG Angelo Gordon, the team has grown and now comprises more than 125 professionals in its Chicago office. Many of the senior team members previously worked together and have successfully navigated the direct lending markets through multiple credit, economic and interest rate cycles. The Fund’s investment offering brings together an experienced and seasoned direct lending investment team and the strength and breadth of the TPG Angelo Gordon platform. TPG Angelo Gordon believes that the hiring of this exceptionally qualified and experienced team has enabled TPG Angelo Gordon to successfully enter the middle market direct lending space and that the Fund is well positioned to capitalize on the target segment’s middle market lending opportunities. Importantly, TPG Twin Brook intends to continue to grow its Chicago-based team as our middle market direct lending platform grows.
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

In addition, our Adviser adheres to a detailed underwriting process, screening, evaluating and executing prospective investments in a rigorous manner, beginning with an initial screen of a new investment opportunity to ensure that the investment is appropriate for the Fund. The Investment Team members generally have underwriting backgrounds and thus utilize a credit-based approach in analyzing prospective investments. Should a potential investment pass the initial screen the next step includes engaging underwriting resources for a due diligence review—this review will typically include an on-site meeting with executive management and a thorough review of all diligence material. If the information attained during the review provides support for the transaction, then a transaction summary of the opportunity is presented to the Investment Committee. Initial screening may be conducted by a subset of the Investment Committee. Upon approval of an opportunity through the transaction summary review process, a term sheet is issued to the private equity group(s) involved in the auction process. Once the private equity group(s) sign off on the term sheet terms, then the due diligence team proceeds to a full underwriting review – this review will include third-party accounting and insurance reviews, as well as environmental reviews, including but not limited to disposal of waste, land usage and clean water, where relevant – and executive background checks (other documentation such as third-party market studies might also be requested). This third-party information will be reviewed, and follow up meetings with management will take place to answer any additional diligence questions raised by review of the third-party sources. We recognize that a range of Environmental, Social and Governance (“ESG”) issues can impact risk-adjusted returns that we seek and, as such, we consider ESG factors in our investment process alongside other non-ESG factors. Our approach to responsible investing is tailored to reflect the nature of our investment strategy and is integrated into our investment process. The factors we consider and analyze in assessing ESG risk as part of our underwriting process are derived from the Sustainability Accounting Standards Board (SASB) materiality matrix. Once the diligence process is complete, an underwriting approval document is created to highlight what was learned during diligence and to request approval or request changes to the transaction from what was originally approved in the transaction summary. After the underwriting document has received majority approval from the Investment Committee, a commitment letter will typically be issued to the private equity group(s) that have the target company under letter of intent to purchase. At this stage, if both the Investment Team and the prospective client agree upon the specifics in the commitment letter, the deal team will commence the legal documentation and transaction closing process.

Given this very rigorous underwriting process, only a small percentage of the transactions that are screened are expected to be approved and closed. From the build out of the initial Investment Team from October 2014 through December 31, 2024, the team had screened over 12,915 deals from over 965 private equity sponsors and closed on nearly 450 transactions. This represents less than 4% of total deals screened; the Investment Team anticipates remaining highly selective in terms of transactions going forward. In this process, the Fund and the Adviser will leverage the collective knowledge and resources of the Investment Team, TPG Twin Brook and TPG Angelo Gordon.

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

Under applicable law, the TPG Transaction resulted in an assignment and automatic termination of the amended and restated investment management agreement, dated September 6, 2023, between the Company and the Adviser (the “Prior Investment Management Agreement”). In connection with the TPG Transaction, on November 1, 2023, the Company entered into an amended and restated investment management agreement (the “Investment Management Agreement”) with the Adviser, on terms identical to the Prior Investment Management Agreement. The Fund’s shareholders approved the Investment Management Agreement at a special meeting of shareholders of the Fund held on September 26, 2023. The Fund’s investment objective remains unchanged as a result of the entry into the Investment Management Agreement.
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

Non-Exchange Traded, Perpetual-Life BDC

The Fund is a non-exchange traded BDC, meaning its shares are not listed for trading on a stock exchange or other securities market, and a perpetual-life BDC, meaning it is an investment vehicle of indefinite duration, whose common shares are intended to be sold by the BDC monthly on a continuous basis at a price generally equal to the BDC’s monthly NAV per share. In our perpetual-life structure, we offer investors an opportunity to repurchase their shares on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter in our discretion. With a perpetual-life BDC, we believe we can provide a tax-efficient structure that is continuously invested in a full yielding portfolio of investments in the lower middle market asset class, representing a wide range of geographies and industries. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time.

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

We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.

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
Base Management Fee

The base management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first business day of the applicable month. For purposes of the Investment Management Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Fund had operations, net assets were measured as the beginning net assets. Substantial additional fees and expenses may also be charged by the Administrator to the Fund.
Incentive Fee

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns.

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
Administration Agreement

Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board of Trustees, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Fund’s allocable portion of compensation and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Fund’s chief compliance officer, chief financial officer, general counsel and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Fund; and (iii) any internal audit group personnel of TPG Angelo Gordon or any of its affiliates, subject to the limitations described in Investment Management and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator may hire a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.

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
Certain Terms of the Investment Management Agreement and Administration Agreement

Each of the Investment Management Agreement and the Administration Agreement has been approved by the Board of Trustees. Unless earlier terminated as described below, each of the Investment Management Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board of Trustees or by the holders of a majority of our outstanding voting securities (as defined by the 1940 Act) and, in each case, a majority of the Board of Trustees who are not parties to this Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the Investment Company Act) (the “Independent Trustees”). We may terminate the Investment Management Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the Investment Management Agreement may be made by a majority of the Board of Trustees or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Investment Management Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 60 days’ written notice. The Investment Management Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.

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

Distributions

We have declared distributions each month beginning March 2023 through the date of this report and expect to continue to pay regular monthly distributions to our shareholders. Any distributions we make will be at the discretion of our Board of Trustees, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

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

The Adviser has voluntarily agreed to pay (1) up to 0.60% of the shareholder servicing and/or distribution fee on Class S shares sold for a one-year period ended October 1, 2024 and (2) up to 0.25% of the shareholder servicing and/or distribution fee on Class S shares sold beginning October 1, 2024 through September 30, 2025. The Adviser has voluntarily agreed to pay up to 0.25% of the shareholder servicing and/or distribution fee for the period between December 1, 2024 through September 30, 2025, on Class D shares sold.

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

Distribution Reinvestment Plan

We have adopted a DRIP, pursuant to which we reinvest all cash dividends declared by the Board of Trustees on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board of Trustees authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our DRIP will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

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
Since we have no employees, we depend on the investment expertise, skill and network of business contacts of the broader networks of TPG Angelo Gordon, the Adviser and its affiliates, as well as the persons and firms our Adviser may retain to provide services on our behalf. The Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of TPG Angelo

Gordon and its senior management team. The departure of any members of TPG Angelo Gordon’s senior management team could have a material adverse effect on our ability to achieve our investment objective. Additionally, while the Adviser anticipates that the various TPG Angelo Gordon teams will communicate frequently and assist each other in market intelligence and investment analysis, from time to time communications among the teams may be limited due to the possession of confidential or material non-public information. In such circumstances where the Adviser’s investment professionals are in possession of confidential or material non-public information, the Fund may not be in a position to benefit from any such information, and may be restricted from effecting certain securities transactions for the Fund that otherwise may have been effected.
Our ability to achieve our investment objective depends on the Adviser’s ability to identify and analyze, and to invest in, finance and monitor companies that meet our investment criteria. The Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, the Adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. There is increasing competition among financial sponsors, investment banks and other investors for hiring and retaining qualified investment professionals, and there can be no assurance that the Adviser will be able to find qualified investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.
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
The Adviser depends on the broader TPG Angelo Gordon relationships with private equity sponsors, investment banks and commercial banks and others, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser or its organizations fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser or its broader organizations have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
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
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value. The Board of Trustees has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of our investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board of Trustees. Even though the Board of Trustees designated the Adviser as “valuation designee,” the Board of Trustees is ultimately responsible for fair value determinations under the 1940 Act. There is not a public market for the securities of the privately-held companies and certain other assets in which we invest. Most of our investments will not be publicly-traded or actively traded on a secondary market. As a result, we value these securities quarterly (and monthly, to accommodate subscriptions) at fair value as determined in good faith as required by the 1940 Act. In connection with striking a NAV as of the last day of a month that is not also the last day of a calendar quarter, the Fund will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter end process.
As part of our valuation process, the Adviser will generally take into account relevant factors in determining the fair value of the Fund’s investments without market quotations. Such factors that the Adviser may take into account generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. The Adviser’s determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially differ from the value that we may ultimately realize upon the sale of one or more of our investments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from what was previously the value, and such differences could be material.
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
The success of the Fund’s investment strategy and our investment activities will be affected by, and will depend, in part, upon general economic and market conditions in the U.S. and global economies, such as interest rates, currency exchange rates, availability of credit, credit defaults, inflation rates, economic uncertainty, as well as by changes in applicable laws and regulations (including laws relating to taxation of our investments), trade barriers, currency exchange controls, asset re-investment, resource self-sufficiency and national and international political and socioeconomic circumstances in respect of the countries in which the Fund may invest. These factors may affect the level and volatility of securities prices and the liquidity of the Fund’s portfolio investments, which could impair the Fund’s profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect the Fund’s investment opportunities and the value of the Fund’s investments and prolonged disruption may prevent the Fund from advantageously realizing or disposing of portfolio investments. Periods of elevated inflation and high interest rates, such as those experienced in recent years, can contribute to significant volatility in debt and equity markets. We may maintain substantial trading positions that can be adversely affected by the level of volatility in the financial markets; the larger the positions, the greater the potential for loss. Declines in the performance of national economies or the credit markets in certain jurisdictions have had a negative impact on general economic and market conditions globally, and as a result, could have a material adverse effect on our business, financial condition and results of operations.
Further, the Adviser’s financial condition may be adversely affected by a significant general economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Adviser’s businesses and operations (including those of the Fund).
Uncertainty and volatility in the financial markets and political systems of the United States, the United Kingdom and other countries may have adverse spill-over effects into the global financial markets generally. The election of a new U.S. president for a term that commenced in 2025, coupled with a consolidation of party control of both chambers of Congress, has led to new legislative and regulatory initiatives and the roll-back of certain initiatives of the previous presidential administration, which may impact our business and our portfolio companies’ businesses in unpredictable ways. Moreover, a recession, slowdown and/or a sustained downturn in the U.S. or global economy (or any particular segment thereof) will have a pronounced impact on the Fund and could adversely affect the Fund’s profitability, impede the ability of the Fund’s portfolio companies to perform under or refinance their existing obligations, and impair the Fund’s ability to effectively deploy its capital or realize upon portfolio investments on favorable terms and may have an adverse impact on the business and operations of the Fund. TPG Angelo Gordon and the Adviser may also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry of the U.S. and/or global economies. Any of the foregoing events could result in substantial or total losses to the Fund in respect of certain or all portfolio investments, which losses will likely be exacerbated by the presence of leverage in the Fund’s capital structure. An economic downturn could adversely affect the financial resources of the Fund’s portfolio companies and their ability to make principal and interest payments on, or refinance, outstanding debt when due. In the event of such defaults, whereby portfolio companies default under the Fund’s loans to them, the Fund could lose both invested capital in, and anticipated profits from, the affected portfolio companies. Such marketplace events may also impact the availability and terms of financing for leveraged transactions. Private equity investors have recently been required to finance transactions with a greater proportion of equity relative to prior periods and the terms of debt financing are significantly less flexible for borrowers compared to prior periods. These developments may impair the Fund’s ability to consummate transactions and may cause the Fund to enter into transactions on less attractive terms than those executed by other TPG Angelo Gordon funds.
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
We are exposed to risks associated with changes in interest rates, including the current elevated interest rate environment.

General interest rate fluctuations may have a substantial negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income. In an effort to combat inflation, after increasing the target federal funds rate by 4.25% over the course of 2022, the U.S. Federal Reserve (“Federal Reserve”) increased rates only by another 1.00% in 2023 via 0.25% increases at four of its first five meetings of 2023. Despite multiple federal fund rate decreases over the course of 2024, interest rates have remained elevated, with the U.S. Federal Reserve indicating in early 2025 an expectation of slower rate decreases moving forward. Although generally decelerating, inflation remains above the U.S. Federal Reserve’s target levels.
Because we may borrow money and issue debt securities or preferred shares to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred shares and the rate at which we invest these funds. In this period of elevated interest rates, our interest income will increase if the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, if the majority of our indebtedness bears interest at fixed rates, with the net impact being an increase to our net investment income. Conversely, if interest rates decrease we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, TPG Angelo Gordon and its affiliates have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate exposure to adverse fluctuations in interest rates, and the Fund may do so in the future. However, we cannot assure shareholders that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Elevated interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, an increase in interest rates available to investors could make an investment in our shares less attractive if we are not able to pay dividends at a level that provides a similar return, which could reduce the value of our shares.
Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

The Federal Reserve has raised, and may continue to raise, certain benchmark interest rates in an effort to combat inflation and the Fund as well as our portfolio companies will continue to be impacted by such inflation. Such inflationary pressures have increased the costs of labor, energy and raw materials, have adversely affected consumer spending, economic growth and our portfolio companies’ operations, and may continue to adversely affect our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. Despite multiple federal fund rate decreases over the course of 2024, interest rates have remained elevated, with the U.S. Federal Reserve indicating in early 2025 an expectation of slower rate decreases moving forward. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.
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
While investments in leveraged companies offer the potential opportunity for capital appreciation, such investments also involve a higher degree of risk as a result of recessions, operating problems and other general business and economic risks that may have a more pronounced effect on the profitability or survival of such companies. Such investments are inherently more sensitive to declines in revenues, competitive pressures and increases in expenses. Moreover, elevated interest rates may significantly increase portfolio companies’ interest expense, causing losses and/or the inability to service debt levels. Leverage magnifies gains and losses attributable to other investment policies and practices, such as investing in below investment grade instruments. If a portfolio company cannot generate adequate cash flow to meet debt obligations, the portfolio company may default on its loan agreements or be forced into bankruptcy resulting in a restructuring of the company’s capital structure or liquidation of the company, and the Fund may suffer a partial or total loss of capital invested in the portfolio company. Furthermore, to the extent companies in which the Fund has invested become insolvent, the Fund may determine, in cooperation with other debt holders or on its own, to engage, at the Fund’s expense in whole or in part, counsel and other advisors in connection therewith. In addition to leverage in the capital structure of portfolio companies, the Fund may incur leverage.
We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares less attractive to investors.
We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of:
(a)    the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and
(b)    the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Additionally, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, including most recently in March 2025, which suspended the debt ceiling through September 2025, unless Congress takes legislative action to further extend or defer it. However, despite taking action to suspend the debt ceiling, ratings agencies have threatened to lower the long-term sovereign credit rating on the United States, including Fitch downgrading the U.S. government’s long-term rating from AAA to AA+ in August 2023 and Moody’s lowering the U.S. government’s credit rating outlook from “stable” to “negative” in November 2023. Further downgrades or warnings by S&P, Moody’s or other rating agencies, and the government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Shares.

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
Ongoing conflicts between Russia and Ukraine and between Israel and the Middle East have led, are currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. Furthermore, the aforementioned conflicts and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Fund and the performance of its investments or operations, and the ability of the Fund to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in such conflict zones, they may have adverse consequences related to the ongoing conflict.
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
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. At the same time, some stakeholders and regulators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives. This divergence increases the risk that any action or lack thereof with respect to sustainability matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. Regional and investor-specific sentiment may differ in what constitutes a material positive or negative ESG factor. There is no guarantee that our ESG practices will uniformly fit every investor’s definition of best practices for all ESG considerations across geographies and investor types. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

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
We generally intend to distribute substantially all of our available earnings annually by paying distributions on a monthly basis, as determined by the Board of Trustees in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, if we enter into a credit facility or any other borrowing facility, for so long as such facility is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.

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
Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Moreover, an increase in interest rates available to investors could make investment in our Common Shares less attractive if we are not able to increase our dividend rate, which could reduce the value of our Common Shares. Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, elevated interest rates and/or a return to unfavorable economic conditions could adversely affect our business.
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

The companies in which we intend to invest may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Recent inflationary pressure and elevated interest rates have and may continue to disrupt economic markets. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, has caused disruption in the global markets. In particular, the U.S. government has recently imposed, and may in the future increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Such tariffs could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from China or other jurisdictions where tariffs are imposed. There can be no assurance that market conditions will not worsen in the future.
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
Current trends in the market generally, including technological advancements in artificial intelligence, have disrupted a traditional approach to an industry with technological innovation. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that will compete with the Fund and/or its investments or alter the market practices the Fund’s strategy has been designed to function within and depend on for investment returns. Any of these new approaches could damage the Fund’s investments, significantly disrupt the market in which it operates and subject it to increased competition, which could materially and adversely affect its business, financial condition and results of investments.
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
As a result of the annual distribution requirement to qualify for taxation as a RIC under the Code, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined under the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage meets the threshold set forth in the 1940 Act immediately after each such issuance. The 1940 Act currently requires an asset coverage of at least 150% (i.e., the amount of debt may not exceed two-thirds of the value of our assets). Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately- owned competitors, which may lead to greater shareholder dilution.
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
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. The use of leverage involves increased risk, including increased variability of the Fund’s net income, distributions and NAV in relation to market changes. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser. The Company’s leverage strategy may not work as planned or achieve its goal.
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
Our credit facilities impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our tax treatment as a RIC under the Code. A failure to renew our facilities or to add new or replacement debt facilities or issue debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition or results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
The Company’s business is highly dependent on the communications and information systems of the Adviser, its affiliates and third-party service providers. The Adviser is an affiliate of TPG Inc. (“TPG”), a leading global alternative asset management firm. We, in conjunction with the Adviser and its affiliates, have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. These processes include assessments of internal and external threats to the confidentiality, integrity and availability of the Company’s data and systems along with other material risks to its operations. These risk assessments inform our cybersecurity program and the continued development of a layered set of controls aimed at preventing, detecting, and responding to threats. TPG’s administrative, organizational, technical and physical security controls include, but are not limited to, policies and procedures, system hardening vulnerability scanning, and patching, employee training and awareness, third-party risk management processes, backup and recovery processes, access controls, data encryption in transit and at rest, network perimeter controls, and identity verification. TPG also has policies and controls in place designed to detect and respond to cybersecurity events, including an incident response plan, an incident response team with dedicated roles and responsibilities for assessing and responding to a cybersecurity event, system logging and ongoing monitoring, and periodic training exercises simulating cybersecurity events that are designed to raise awareness and test the team’s response readiness capabilities.
The nature, scope and effectiveness of these controls are regularly reviewed through a series of internal and external processes. TPG’s cybersecurity team itself performs both automated monitoring on a continuous basis and manual reviews of key controls. TPG has informed us that it also conducts annual assessments of our cybersecurity program using industry standard cybersecurity frameworks, such as the NIST Cybersecurity Framework, as benchmarks to perform its evaluation. This does not imply that TPG, its affiliates or we fully meet any particular industry standards, specifications, or requirements. In addition, independent reviews of our cybersecurity control effectiveness are conducted by TPG’s internal audit team on a periodic basis. We also engage external providers to conduct periodic external assessments, including penetration testing.
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
As an externally managed company, we rely on the Adviser and its affiliates’ information systems in connection with our day-to-day operations. Consequently, we also rely on the processes for assessing, identifying, and managing material risks from cybersecurity threats undertaken by TPG. TPG has established an Enterprise Risk Committee (“ERC”) to manage overall risk across the organization including cybersecurity risks identified by TPG's cybersecurity team; the ERC includes representatives from relevant functions and is led by TPG’s Chief Executive Officer. TPG has also established an Operational Risk Committee (“ORC”) which is responsible for applying the policy decisions of the ERC. Operational responsibility for ensuring the adequacy and effectiveness of the Adviser’s risk management, control and governance processes is assigned to TPG’s Chief Information Security Officer ("CISO"), who periodically reports, among other things, potentially material cybersecurity incidents to the ORC and reports to the ERC at least annually. TPG's cybersecurity team also regularly coordinates with other key stakeholders within the organization, including compliance, human resources, internal audit and legal. The CISO leads TPG’s cybersecurity team, which is responsible for implementing, maintaining and enforcing our cybersecurity program. TPG's CISO previously held various leadership roles within the Technology Risk department of one of the world's largest banking institutions over a 17-year period. TPG has informed us that the CISO holds a Bachelor of Science in Electrical Engineering and Mathematics from the University of Texas at Arlington and is a Certified Information Systems Security Professional (CISSP). TPG's cybersecurity team possesses a variety of cybersecurity skill sets and extensive expertise obtained through decades of experience, numerous industry certifications, and advanced degrees. TPG's cybersecurity team continues to take steps to maintain up-to-date knowledge of evolving cybersecurity threats and countermeasures.
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

As of February 28, 2025, there were 1,743 holders of record of our Class I shares, 796 holders of our Class S shares, and 23 holders of our Class D shares.

Common Shares outstanding exclude March 1, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. See “Item 7.—Management’s Discussion and Analysis—Financial Condition, Liquidity and Capital Resources—Net Asset Value per Share and Offering Price.”

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

The following tables reflect dividends declared for each share class for the year ended December 31, 2024.

Year Ended December 31, 2024
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 27, 2024	$0.2300	$7,355
February 26, 2024	February 29, 2024	March 27, 2024	$0.2300	$7,809
March 28, 2024	March 31, 2024	April 26, 2024	$0.2300	$9,064
April 27, 2024	April 30, 2024	May 29, 2024	$0.2300	$9,566
May 28, 2024	May 31, 2024	June 26, 2024	$0.2300	$9,937
June 27, 2024	June 30, 2024	July 29, 2024	$0.2300	$10,987
July 28, 2024	July 31, 2024	August 28, 2024	$0.2300	$11,247
August 28, 2024	August 31, 2024	September 26, 2024	$0.2400	$12,183
September 27, 2024	September 30, 2024	October 29, 2024	$0.2400	$12,615
October 28, 2024	October 31, 2024	November 26, 2024	$0.2400	$12,899
November 27, 2024	November 30, 2024	December 27, 2024	$0.2400	$13,373
December 28, 2024	December 31, 2024	January 29, 2025	$0.2400	$13,710

Year Ended December 31, 2024
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 27, 2024	$0.2246	$329
February 26, 2024	February 29, 2024	March 27, 2024	$0.2250	$363
March 28, 2024	March 31, 2024	April 26, 2024	$0.2246	$410
April 27, 2024	April 30, 2024	May 29, 2024	$0.2248	$439
May 28, 2024	May 31, 2024	June 26, 2024	$0.2246	$531
June 27, 2024	June 30, 2024	July 29, 2024	$0.2248	$575
July 28, 2024	July 31, 2024	August 28, 2024	$0.2246	$603
August 28, 2024	August 31, 2024	September 26, 2024	$0.2346	$686
September 27, 2024	September 30, 2024	October 29, 2024	$0.2348	$724
October 28, 2024	October 31, 2024	November 26, 2024	$0.2271	$740
November 27, 2024	November 30, 2024	December 27, 2024	$0.2275	$801
December 28, 2024	December 31, 2024	January 29, 2025	$0.2271	$847

Year Ended December 31, 2024
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 27, 2024	$0.2246	$3
February 26, 2024	February 29, 2024	March 27, 2024	$0.2250	$11
March 28, 2024	March 31, 2024	April 26, 2024	$0.2246	$12
April 27, 2024	April 30, 2024	May 29, 2024	$0.2248	$10
May 28, 2024	May 31, 2024	June 26, 2024	$0.2246	$10
June 27, 2024	June 30, 2024	July 29, 2024	$0.2248	$6
July 28, 2024	July 31, 2024	August 28, 2024	$0.2246	$7
August 28, 2024	August 31, 2024	September 26, 2024	$0.2346	$10
September 27, 2024	September 30, 2024	October 29, 2024	$0.2348	$11
October 28, 2024	October 31, 2024	November 26, 2024	$0.2346	$14
November 27, 2024	November 30, 2024	December 27, 2024	$0.2348	$17
December 28, 2024	December 31, 2024	January 29, 2025	$0.2400	$17

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

The Adviser has voluntarily agreed to pay (1) up to 0.60% of the shareholder servicing and/or distribution fee on Class S shares sold for a one-year period ended October 1, 2024 and (2) up to 0.25% of the shareholder servicing and/or distribution fee on Class S shares sold beginning October 1, 2024 through September 30, 2025. The Adviser has voluntarily agreed to pay up to 0.25% of the shareholder servicing and/or distribution fee for the period between December 1, 2024 through September 30, 2025, on Class D shares sold.

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

The following table sets forth information regarding repurchases of our Common Shares pursuant to a tender offer during the three months ended December 31, 2024 (dollar amounts in thousands, except per share amounts).

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
October 28, 2024	32,540	0.1%	$25.47	September 30, 2024	$827	$—

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

On March 17, 2025, our board of trustees (the “Board”) adopted the Fifth Amended and Restated Agreement and Declaration of Trust in order to address comments from certain state securities divisions. Further, to reflect comments from certain state securities divisions, on March 17, 2025, the Board adopted the Fourth Amended and Restated Bylaws (the “Fourth A&R Bylaws”), effective the same day.

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
Our debt investment portfolio consists of primarily floating rate loans. As of December 31, 2024, approximately 100% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as Term SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.
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
Leverage
In accordance with the 1940 Act, we can borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations. As market conditions permit and at the discretion of our Adviser, we currently estimate that our portfolio will be approximately 1.00-1.10x levered consistent with our target leverage profile of 0.90x - 1.25x. We may from time to time increase the size of our existing credit facilities or enter into new credit facilities. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of December 31, 2024, we had borrowings of $1,751 million outstanding at an average all-in rate of 7.56%, which is included in debt on the consolidated statements of assets and liabilities. As of December 31, 2023, we had borrowings of $643.0 million outstanding at an average all-in rate of 7.96%. We incurred approximately $93.6 million of interest and unused commitment fees as of December 31, 2024, respectively, which is included in interest expense on the consolidated statements of operations. The carrying values of borrowings outstanding under the debt facilities approximate fair value. See Note 5 to the consolidated financial statements for information on the Company’s debt.
Portfolio and Investment Activity
As of December 31, 2024, based on fair value, our portfolio consisted of 97.45% first lien senior secured debt investments and 2.55% investments in affiliated funds, that hold our equity co-investments. As of December 31, 2023, based on fair value, our portfolio consisted of 96.09% first lien senior secured debt investments and 3.91% investments in affiliated funds, that hold our equity co-investments.

As of December 31, 2024, we had investments in 234 portfolio companies with an aggregate fair value of $3.2 billion. As of December 31, 2023, we had investments in 195 portfolio companies with an aggregate fair value of $1.4 billion.

Our investment activity for the year ended December 31, 2024 and December 31, 2023 is presented below (information presented herein is at par value unless otherwise indicated).

(Amounts in thousands)	December 31, 2024	December 31, 2023
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$2,789,994	$774,291
Sponsor subordinated note	—	12
Investment in affiliated funds	27,394	23,087
Total principal amount of investments committed	$2,817,388	$797,390
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(524,057)	$(132,930)
Investment in affiliated funds	(7,017)	(123)
Total principal amount of investments sold or repaid	$(531,074)	$(133,053)
New debt investments(1):
New commitments	$1,610,849	$687,208
Number of new commitments in new portfolio companies(2)	54	152
Average new commitment amount	$29,831	$4,521
Weighted average term for new commitments (in years)	5.1	4.0
Percentage of new commitments at floating rates	100.0%	100.0%
Percentage of new commitments at fixed rates	—%	—%
(1)Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2)Number of new debt investment commitments represent commitments to a particular portfolio company.
As of December 31, 2024 and December 31, 2023 our investments consisted of the following:

	December 31, 2024		December 31, 2023
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$3,084,605	$3,080,554	$1,344,371	$1,343,692
Sponsor subordinated note	14	15	13	13
Investment in affiliated funds	74,552	80,654	50,235	54,714
Total investments	$3,159,171	$3,161,223	$1,394,619	$1,398,419

The table below describes investments by industry composition based on fair value as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Aerospace and defense	2.1%	0.1%
Air freight and logistics	0.7%	1.5%
Auto components	3.6%	1.6%
Building products	0.5%	—%
Chemicals	1.3%	0.9%
Commercial services and supplies	3.7%	3.0%
Construction and engineering	3.4%	4.5%
Containers and packaging	2.6%	5.0%
Distributors	0.1%	0.2%
Diversified consumer services	6.0%	7.7%
Diversified telecommunication services	0.2%	—%
Electrical equipment	1.6%	0.8%
Electronic equipment, instruments and components	0.1%	1.1%
Food and staples retailing	1.5%	2.8%
Food products	2.1%	3.8%
Gas utilities	—%	0.1%
Health care equipment and supplies	2.9%	3.5%
Health care providers and services	24.9%	28.9%
Health care technology	1.2%	2.2%
Household durables	4.3%	5.6%
Industrial Conglomerates	0.5%	1.1%
Insurance	0.3%	—%
Interactive Media & Services	0.7%	—%
Internet and direct marketing retail	0.7%	0.8%
IT services	1.8%	1.5%
Leisure equipment and products	0.2%	0.2%
Leisure products	—%	0.1%
Life sciences tools and services	1.4%	0.1%
Machinery	4.1%	2.5%
Media	9.2%	8.7%
Metals and mining	0.1%	0.2%
Multiline Retail	1.6%	—%
Multisector holdings	2.6%	3.9%
Pharmaceuticals	—%	0.1%
Personal products	—%	0.2%
Professional services	1.1%	1.1%
Real estate management and development	0.1%	0.2%
Semiconductors and semiconductor equipment	—%	0.1%
Software	2.8%	1.2%
Specialty retail	0.5%	1.0%
Textiles, apparel and luxury goods	1.1%	—%
Trading companies and distributors	8.3%	3.5%
Water utilities	0.1%	0.1%
Total	100.0%	99.9%
As of December 31, 2024, approximately 100.0% of our investments were based in the United States and approximately 0.0% were based in Canada. As of December 31, 2023, 99.9% of our investments were based in the United States and 0.1% were based in Canada.

The weighted average yields and interest rates of our funded debt investments as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024	December 31, 2023
Weighted average total yield of funded debt investments at cost (1)	10.1%	11.7%
Weighted average total yield of funded debt investments at fair value(1)	10.1%	11.7%
Weighted average spread over reference rates of all floating rate funded debt investments	5.6%	5.4%
(1)Calculated using actual interest rates in effect as of December 31, 2024 and December 31, 2023 based on borrower elections.
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

The following table shows the composition of our debt investments on the A to F rating scale as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$—	—	$—	—
B	3,037,796	98.6%	1,306,541	97.2%
C	29,483	0.9%	32,215	2.4
D	8,179	0.3%	2,461	0.2
E	5,111	0.2%	2,476	0.2
F	—	—	—	—
Total	$3,080,569	100.0%	$1,343,693	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,078,161	99.8%	$1,344,384	100.0%
Non-accrual	6,458	0.2%	—	—
Total	$3,084,619	100.0%	$1,344,384	100.0%
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

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the AGTB Transaction:

Amounts (in thousands)
Total purchase price:	$194,199

Assets acquired:
Investments, at fair value (amortized cost of 185,876)	186,264
Cash	15,567
Accrued interest receivable	2,396
Other assets(1)	2,164
Total assets acquired	206,391
Liabilities assumed:
Distribution payable	9,726
Other liabilities	3,216
Total liabilities assumed	12,942
Net assets acquired	$193,449
Total purchase premium (transaction costs)	$750
(1)Other assets include a $2 million waiver receivable from the Adviser for operating expenses.

Results of Operations
The following table represents the operating results for the year ended December 31, 2024 and December 31, 2023:

(Amounts in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Total investment income	$278,239	$130,094
Less: expenses and taxes	142,223	70,426
Net investment income (loss)	136,016	59,668
Net realized gain (loss)	3,967	43
Net change in unrealized gain (loss)	(9,466)	1,932
Net increase (decrease) in net assets resulting from operations	$130,517	$61,643
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income for the year ended December 31, 2024 and December 31, 2023, were as follows:

(Amounts in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Interest	$269,645	$127,216
Payment-in-kind interest	2,249	—
Other	6,345	2,878
Total investment income	$278,239	$130,094

Increases in investment income were driven by deployment of capital, and an increase in investment activity. Total investments as of December 31, 2024 were $3.2 billion as compared to $1.4 billion as of December 31, 2023.

Expenses
Expenses for the year ended December 31, 2024 and December 31, 2023, were as follows:

(Amounts in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Interest	$98,006	$42,950
Income incentive fees	19,400	8,584
Management fees	14,813	7,724
Offering costs	1,460	3,192
Professional fees	2,472	1,848
Administrative fees	1,525	1,811
Other	1,992	1,281
Accounting fees	757	677
Organizational costs	—	528
Insurance fees	766	413
Capital gains incentive fees	(496)	247
Trustees' fees	206	180
Distribution and shareholder servicing fees
Class S	560	31
Class D	3	—
Total expenses	$141,464	$69,466
Distribution and shareholder servicing fees waived
Class S	(316)	(22)
Class D	—	—
Net expenses	$141,148	$69,444
Increases in interest and other expenses were driven by the Company’s continued deployment of capital, elevated interest rates and an increase in investment activity and leverage.

Increases in incentive fees are correlated to an increase in net assets resulting from operations. For the year ended December 31, 2024 and December 31, 2023, there were net increases in net assets resulting from operations of $130.5 million, and $61.6 million, respectively. Increases in management fees for the year ended December 31, 2024 and December 31, 2023 were driven by the increase in net assets during the periods presented.

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
For the year ended December 31, 2024, the Administrator charged approximately $1.5 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the year ended December 31, 2023, the Administrator charged approximately $1.8 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.
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
Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. As of December 31, 2024, we did not accrue U.S. federal excise tax.
We conduct certain activities through our wholly-owned subsidiaries, Twin Brook Equity XVIII Corp., and Twin Brook Equity XXXIII Corp., both of which are Delaware corporations. They are treated as corporations for United States federal income tax purposes and are subject to U.S. federal, state or local income tax. For the year ended December 31, 2024, the Company accrued $870,000 current federal tax which is included in “current federal tax” on the consolidated statements of operations and $205,000 of deferred federal tax related to the corporations which is included in “deferred federal tax provision” on the consolidated statements of operations. For the year ended December 31, 2023, the Company accrued approximately $982,000 of deferred federal tax related to the corporations, which is included in “deferred federal tax provision” on the consolidated statements of operations. On December 23, 2024, Twin Brook Equity XVIII Corp. was merged with and into its direct parent, Twin Brook Equity XXXIII Corp., with Twin Brook Equity XXXIII Corp. continuing as the surviving entity.
Net Change in Unrealized Gains (Losses) on Investment Transactions
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. For the year ended December 31, 2024 and December 31, 2023, net unrealized gains (losses) on our investment transactions were as follows:

(Amounts in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Non-controlled, non-affiliated investments	$(3,371)	$(2,269)
Non-controlled, affiliated investments	1,623	4,245
Interest rate swaps and options	(7,808)	—
Foreign currency forward contracts	90	(44)
Net change in unrealized gain (loss) on investment transactions	$(9,466)	$1,932
For the year ended December 31, 2024, the net unrealized losses from non-affiliated investments were primarily driven by increased market volatility and offset by the tightening of credit spreads. The unrealized loss on interest rate swaps and options primarily represents the unrealized losses on interest rate swaps before swaps were designated as fair value hedges, and was partially offset by unrealized gains on interest rate options.
Net Realized Gains (Losses) on Investment Transactions
The realized gains and losses on fully and partially exited portfolio companies for the year ended December 31, 2024 and December 31, 2023, were as follows:

(Amounts in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Non-controlled, non-affiliated investments	$6	$(11)
Non-controlled, affiliated investments	3,940	37
Foreign currency forward contracts	21	17
Net realized gain (loss) on investments	$3,967	$43
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
We may from time to time increase the size of our existing credit facilities. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. There were $1,746.0 million outstanding borrowings as of December 31, 2024. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash for the year ended December 31, 2024, taken together with our available debt capacity of $717.8 million, is expected to be sufficient for our investing activities and to conduct our operations.
As of December 31, 2024, we had $161.1 million in cash. For the year ended December 31, 2024, we used $1,594.5 million in cash for operating activities, primarily as a result of funding portfolio investments of $2,271.2 million and partially offset by other operating activities of $676.6 million. Cash provided by financing activities was $1,692.9 million during the period, primarily the result of proceeds from the issuance of common shares and debt borrowings.
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

As of December 31, 2024, the Company had 60,925,719 shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares for the year ended December 31, 2024 and December 31, 2023:

	Year Ended December 31, 2024
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	25,899,530	$658,537
Share transfers between classes	106,986	2,723
Distributions reinvested	963,461	24,497
Repurchased shares, net of early repurchase reduction	(90,917)	(2,282)
Net increase (decrease)	26,879,060	$683,475

	Year Ended December 31, 2024
	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	2,481,562	$63,094
Share transfers between classes	(91,641)	(2,333)
Distributions reinvested	158,631	4,033
Repurchased shares, net of early repurchase reduction	—	—
Net increase (decrease)	2,548,552	$64,794

	Year Ended December 31, 2024
	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	72,525	$1,842
Share transfers between classes	(15,344)	(390)
Distributions reinvested	2,498	66
Net increase (decrease)	59,679	$1,518

	Year Ended December 31, 2023
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	9,197,698	$236,709
Distributions reinvested	101,791	2,621
Net increase (decrease)	9,299,489	$239,330

	Year Ended December 31, 2023
	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	1,179,452	$30,374
Repurchased shares, net of early repurchase reduction	1,758	45
Net increase (decrease)	1,181,210	$30,419

	Year Ended December 31, 2023
	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	12,700	$327
Net increase (decrease)	12,700	$327

Net Asset Value per Share and Offering Price
The Company determines net asset value (“NAV”) for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for the common shares as of December 31, 2024:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2024	$25.43	$25.43	$25.43
February 29, 2024	$25.43	$25.43	$25.43
March 31, 2024	$25.40	$25.40	$25.40
April 30, 2024	$25.43	$25.43	$25.43
May 31, 2024	$25.44	$25.44	$25.44
June 30, 2024	$25.45	$25.45	$25.45
July 31, 2024	$25.47	$25.47	$25.47
August 31, 2024	$25.47	$25.47	$25.47
September 30, 2024	$25.47	$25.47	$25.47
October 31, 2024	$25.38	$25.38	$25.38
November 30, 2024	$25.36	$25.36	$25.36
December 31, 2024	$25.30	$25.30	$25.30

Dividends
We plan to make monthly dividends at the Board’s discretion, starting with the first monthly distribution declared in March 2023. The following table reflects dividends declared on common shares for the year ended December 31, 2024:

Year Ended December 31, 2024
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 27, 2024	$0.2300	$7,355
February 26, 2024	February 29, 2024	March 27, 2024	$0.2300	$7,809
March 28, 2024	March 31, 2024	April 26, 2024	$0.2300	$9,064
April 27, 2024	April 30, 2024	May 29, 2024	$0.2300	$9,566
May 28, 2024	May 31, 2024	June 26, 2024	$0.2300	$9,937
June 27, 2024	June 30, 2024	July 29, 2024	$0.2300	$10,987
July 28, 2024	July 31, 2024	August 28, 2024	$0.2300	$11,247
August 28, 2024	August 31, 2024	September 26, 2024	$0.2400	$12,183
September 27, 2024	September 30, 2024	October 29, 2024	$0.2400	$12,615
October 28, 2024	October 31, 2024	November 26, 2024	$0.2400	$12,899
November 27, 2024	November 30, 2024	December 27, 2024	$0.2400	$13,373
December 28, 2024	December 31, 2024	January 29, 2025	$0.2400	$13,710

Year Ended December 31, 2024
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 27, 2024	$0.2246	$329
February 26, 2024	February 29, 2024	March 27, 2024	$0.2250	$363
March 28, 2024	March 31, 2024	April 26, 2024	$0.2246	$410
April 27, 2024	April 30, 2024	May 29, 2024	$0.2248	$439
May 28, 2024	May 31, 2024	June 26, 2024	$0.2246	$531
June 27, 2024	June 30, 2024	July 29, 2024	$0.2248	$575
July 28, 2024	July 31, 2024	August 28, 2024	$0.2246	$603
August 28, 2024	August 31, 2024	September 26, 2024	$0.2346	$686
September 27, 2024	September 30, 2024	October 29, 2024	$0.2348	$724
October 28, 2024	October 31, 2024	November 26, 2024	$0.2271	$740
November 27, 2024	November 30, 2024	December 27, 2024	$0.2275	$801
December 28, 2024	December 31, 2024	January 29, 2025	$0.2271	$847

Year Ended December 31, 2024
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 27, 2024	$0.2246	$3
February 26, 2024	February 29, 2024	March 27, 2024	$0.2250	$11
March 28, 2024	March 31, 2024	April 26, 2024	$0.2246	$12
April 27, 2024	April 30, 2024	May 29, 2024	$0.2248	$10
May 28, 2024	May 31, 2024	June 26, 2024	$0.2246	$10
June 27, 2024	June 30, 2024	July 29, 2024	$0.2248	$6
July 28, 2024	July 31, 2024	August 28, 2024	$0.2246	$7
August 28, 2024	August 31, 2024	September 26, 2024	$0.2346	$10
September 27, 2024	September 30, 2024	October 29, 2024	$0.2348	$11
October 28, 2024	October 31, 2024	November 26, 2024	$0.2346	$14
November 27, 2024	November 30, 2024	December 27, 2024	$0.2348	$17
December 28, 2024	December 31, 2024	January 29, 2025	$0.2400	$17

The following table reflects dividends declared on common shares for the year ended December 31, 2023:

Year Ended December 31, 2023
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
March 27, 2023	March 31, 2023	April 28, 2023	$0.1800	3,825
April 26, 2023	April 28, 2023	May 31, 2023	$0.1800	4,019
May 25, 2023	May 31, 2023	June 30, 2023	$0.1800	4,103
June 27, 2023	June 30, 2023	July 28, 2023	$0.1800	4,173
July 25, 2023	July 28, 2023	August 31, 2023	$0.1800	4,234
August 28, 2023	August 31, 2023	September 30, 2023	$0.1900	5,117
September 26, 2023	September 30, 2023	October 31, 2023	$0.2000	5,473
October 28, 2023	October 31, 2023	November 30, 2023	$0.2200	6,258
November 28, 2023	November 30, 2023	December 29, 2023	$0.2200	6,538
December 15, 2023	December 29, 2023	January 31, 2024	$0.5700	17,239

Year Ended December 31, 2023
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
October 28, 2023	October 31, 2023	November 30, 2023	$0.2146	4
November 28, 2023	November 30, 2023	December 29, 2023	$0.2147	106
December 15, 2023	December 29, 2023	January 31, 2024	$0.5645	667

Year Ended December 31, 2023
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
December 15, 2023	December 29, 2023	January 31, 2024	$0.5645	7
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

All of the dividends declared for the for the year ended December 31, 2024 and December 31, 2023 and were derived from ordinary income, as determined on a tax basis. Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

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

The following table presents the share repurchases completed during the year ended December 31, 2024:

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
January 30, 2024	19,539	0.1%	$25.43	December 31, 2023	$487	0
April 25, 2024	—	—%	$25.40	March 31, 2024	$—	0
July 26, 2024	38,837	0.1%	$25.45	June 30, 2024	$969	0
October 28, 2024	32,540	0.1%	$25.47	September 30, 2024	$827	0

During the year ended December 31, 2024, no shares were repurchased.

Debt
In accordance with the 1940 Act, we can borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations.
For the year ended December 31, 2024 and December 31, 2023 the components of interest expense were as follows:

(Amounts in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Interest expense	$93,575	$41,029
Amortization of deferred financing costs	4,348	1,921
(Gain) loss from interest rate swaps accounted for as hedges and related hedged items
Interest rate swaps	$(5,218)	$—
Hedged items	5,301	$—
Total interest expense	$98,006	$42,950
Average interest rate	7.56%	7.71%
Average daily borrowings	$1,097,167	$464,312

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
From time to time, the Transferor expects to sell and/or contribute certain investments to the MSPV Borrower. Proceeds from the MSPV Credit Facility will be used to finance the origination and acquisition of loans by the MSPV Borrower, including the purchase of such assets from the Transferor. The Company retains a residual interest in assets contributed to or acquired by the MSPV Borrower through its ownership of the MSPV Borrower. The MSPV Borrower is subject to meet certain covenants under the MSPV Credit Facility agreement. As of December 31, 2024 and December 31, 2023, the MSPV Borrower was in compliance with all such covenants.
The MSPV Borrower may, subject to the applicable prepayment premium, prepay the loans and/or terminate or reduce the revolving commitments under the MSPV Credit Facility at any time without penalty. The obligation of the lenders to make revolving commitments under the MSPV Credit Facility will terminate on June 17, 2027 (the “Reinvestment Period”) with a scheduled final maturity date of May 28, 2029. The revolving loans are subject to an interest rate, during the Reinvestment Period, of Term SOFR plus 2.20% per annum and thereafter, Term SOFR plus 2.70% per annum. Prior to May 28, 2024, when the MSPV Credit Facility was amended, the Reinvestment Period terminated on June 17, 2025, the final maturity date was June 17, 2027, and the revolving loans were subject to an interest rate of Term SOFR plus 2.50% per annum during the Reinvestment Period and Term SOFR plus 3.00% per annum during the period following the Reinvestment Period. After the amendment on May 28, 2024, the MSPV Credit Facility permitted prepayment and release of collateral in connection with certain collateralized loan obligation transactions. The other material terms of the MSPV Credit Facility were unchanged.

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

The ASPV Credit Facility is secured by all of the assets of the ASPV Borrower and a pledge of equity interests in the ASPV Borrower. The ASPV Borrower is subject to meet certain covenants under the ASPV Credit Facility agreement. As of December 31, 2024 and December 31, 2023, the ASPV Borrower was in compliance with all such covenants.

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

The Truist Credit Facility is guaranteed by Twin Brook Capital Funding XXXIII, LLC (the “Guarantor”), a direct and wholly owned subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future. The Truist Credit Facility is secured by all assets of the Company and the Guarantor. The Company is subject to financial covenants under the Truist Credit Facility agreement. As of December 31, 2024 and December 31, 2023, the Company was in compliance with all such covenants.

As of December 31, 2024, there are approximately $251.3 million in borrowings outstanding on the ASPV Credit Facility, $191.4 million in borrowings outstanding on the MSPV Credit Facility, and $299.6 million in borrowings outstanding on the Truist Credit Facility. Borrowings under the Company’s facilities are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of December 31, 2024 and December 31, 2023, the asset coverage ratio was 188.3% and 224.2%, respectively.

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

As of December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the Tranche A Notes and Tranche B Notes.
Total debt consisted of the following as of December 31, 2024:

	As of December 31, 2024
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value(2)	Assets Pledged as Collateral(3)
ASPV Credit Facility	$500,000	$251,300	$69,062	$251,300	$493,142
MSPV Credit Facility	500,000	191,400	101,922	191,400	505,122
Truist Credit Facility	975,000	299,600	546,860	299,600	1,639,675
Series A Tranche A Notes	90,000	90,000	—	89,732	—
Series A Tranche B Notes	150,000	150,000	—	148,799	—
Series B Tranche A Notes	85,000	85,000	—	84,330	—
Series B Tranche B Notes	25,000	25,000	—	25,000	—
Series B Tranche C Notes	290,000	290,000	—	286,838	—
CLO Transaction	$369,000	369,000	$—	$369,000	$442,629
Total	$2,984,000	$1,751,300	$717,844	$1,745,999	$3,080,569
(1)The amount available reflects any limitations related to the facilities borrowing bases.
(2)Carrying value is inclusive of adjustments for the change in fair value of the effective hedge relationship
(3)Fair market value of the assets held as collateral in the respective credit facility.

Credit facility obligations consisted of the following as of December 31, 2023:

	As of December 31, 2023
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value	Assets Pledged as Collateral(2)
ASPV Credit Facility	$300,000	$150,000	$56,227	$150,000	$305,690
MSPV Credit Facility	$500,000	$350,300	$29,127	$350,300	$606,827
Truist Credit Facility	$330,000	$142,700	$141,175	$142,700	$431,188
Total	$1,130,000	$643,000	$226,529	$643,000	$1,343,705
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

The following table presents information on the secured notes and equity interests in the CLO Transaction:

	As of December 31, 2024
(Amounts in thousands)	Principal Outstanding	Interest Rate	Credit Rating
Class A Senior Secured Floating Rate Notes	$161,000	SOFR + 1.90%	AAA(sf)
Class A-L Senior Secured Floating Rate Loans	$100,000	SOFR + 1.90%	AAA(sf)
Class B Senior Secured Floating Rate Notes	$45,000	SOFR + 2.30%	AA(sf)
Class C Senior Secured Floating Rate Notes	$36,000	SOFR + 2.95%	A(sf)
Class D Senior Secured Floating Rate Notes	$27,000	SOFR + 4.95%	BBB(sf)
Equity Interests[1]	$76,000	None	Not Rated
Total CLO Transaction	$445,000
(1) Equity Interests were retained by the Company as of December 31, 2024 and were eliminated in consolidation.

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

As of December 31, 2024 and December 31, 2023, respectively, the Company did not have borrowings under Short Term Financing Transactions with a third party.
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
As of December 31, 2024 and December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	December 31, 2024	December 31, 2023
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$146	53
626 Holdings Equity, LLC	39	118
A.P.A Industries, LLC	1,523	1,523
Abrasive Technology Intermediate, LLC	104	97
ACES Intermediate, LLC	7,114	7,114
Advanced Lighting Acquisition, LLC	324	324
ADVI Health, LLC	1,062	1,062
Advocate RCM Acquisition Corp	2,902	2,902
AEP Passion Intermediate Holdings, Inc.	14	16
AFC Industries, Inc.	10,258	4,628
Affinitiv, Inc.	186	248
Agility Intermediate, Inc.	53	53
AHR Intermediate, Inc	13,790	7,072
ARC Healthcare Technologies, LLC	—	—
Alcresta Buyer, Inc	16,797	—
Alliance Environmental Group, LLC	—	3
ALM Media, LLC	2,068	971
AlphaCoin LLC	7,537	—
Altamira Material Solutions, LP	11	37
AM Buyer, LLC	32	95
American Family Care, LLC	5,756	—
Answer Acquisition, LLC	759	9
Apex Dental Partners, LLC	—	167
Aptitude Health Holdings, LLC	227	214
Aquatic Sales Solutions, LLC	70	70
ASC Ortho Management, LLC	17	57
Ascend Plastic Surgery Partners MSO LLC	24,879	—
Ascent Lifting, Inc.	2,500	2,500
ASP Global Acquisition, LLC	9,872	485
AvCarb, LLC	32	38
AWI Group, LLC	7,553	—
BAKER MANUFACTURING COMPANY, LLC	2,898	—
Banner Buyer, LLC	296	370
Barkley, LLC	2,300	2,300
BBG Intermediate Holdings, Inc.	4	4
BCI Burke Holding Corp.	9,036	185
Beacon Oral Specialists Management LLC	188	188
Beghou Consulting, LLC	1,136	2,714
Behavior Frontiers, LLC	1,344	38
Best Version Media Acquisition, LLC	3,976	—

Portfolio Company	December 31, 2024	December 31, 2023
Benefit Plan Administrators of Eau Claire, LLC	—	6,122
Bestop, Inc	12,615	—
Bio Agri Mix Holdings Inc.	—	87
BPCP EE Intermedco LLC	3,387	3,387
BPCP NSA Intermedco, Inc	13,497	—
BPCP WLF Intermedco LLC	16,844	7,876
BSC ASI BUYER, LLC	3,661	—
BSC Top Shelf Blocker LLC	2,256	—
Bulk Lift International, LLC	1,801	1,801
Canadian Orthodontic Partners Corp	30	23
CAP KSI Holdings LLC	5,835	—
CARDS Acquisition, Inc	27,012	—
Certified Collision Group Acquisition Corp	19	19
Champion Motorsports Group, LLC	56	56
Change Academy at Lake of the Ozarks, LLC	—	2,556
CL Services Acquisition, LLC	11,529	4,976
CNS Purchaser, LLC	14,280	—
Community Care Partners, LLC	23	31
Copperweld Group, Inc.	200	139
Cosmetic Solutions, LLC	252	344
CPS HVAC Group, LLC	—	141
CPS Power Buyer, LLC	3,079	4,348
CR Services Intermediate, LLC	94	101
CSL Intermediate Acquisition LLC	2,553	—
Custom Agronomics Holdings, LLC	786	2,161
Datum Acquisition, LLC	1,312	—
DealerOn Inc.	314	314
Dermatology Medical Partners OpCo, LLC	9	9
Diamondback Buyer, LLC	2,713	56
DNS IMI Acquisition Corp	38	42
Domino Equipment Company, LLC	—	66
Double E Company, LLC	265	2,167
Duggal Acquisition, LLC	11,079	—
Dykstra's Auto, LLC	88	112
Eastern Communications Solutions, Inc.	3,240	—
Edko Acquisition, LLC	26	38
EH Management Company, LLC	38	26
Empire Equipment Company, LLC	251	439
EMSAR Acquisition LLC	—	13
Endodontic Practice Partners, LLC	11,438	5,415
Engelman Baking Co., LLC	—	200
E-Phoenix Acquisition Co. Inc.	53	75
Esquire Deposition Solutions, LLC	7,666	3,061
Ever Fresh Fruit Company, LLC	3,893	1,380
Exclusive Concepts, LLC	4,833	2,880
Fastlap, LLC	14,806	—
Flourish Research Acquisition, LLC	—	3,433

Portfolio Company	December 31, 2024	December 31, 2023
Formulated Buyer, LLC	2	234
Franchise Fastlane, LLC	15	15
FreshAddress, LLC	30	30
FYZICAL Buyer, LLC	1,653	—
GENIUS BIDCO LLC	8,231	—
Geriatric Medical and Surgical Supply, LLC	300	248
Gold Medal Holdings, Inc.	3,986	5
Golden Bear PT Partners, LLC	11	22
GPSTrackit Holdings, LLC	4,429	—
Green Monster Acquisition, LLC	—	11
GS XX Corporation	2,381	—
Guardian Dentistry Practice Management, LLC	4,188	4
H2 Holdco, Inc.	16,664	7,349
Harley Exteriors Acquisition, LLC	5,251	—
HEC Purchaser Corp.	7,843	—
Helpware, Inc.	2,531	3,880
Highland Acquisition, Inc.	1,771	30
HLSG Intermediate, LLC	16	239
Home Brands Group Holdings, Inc.	48	48
HTI Intermediate, LLC	3,770	—
Hultec Buyer, LLC	3,288	2,819
Hydromax USA, LLC	182	228
Icelandirect, LLC	6	6
Icreon Holdings, LLC	1,071	803
IMA Group Management Company, LLC	192	201
Industrial Air Flow Dynamics, Inc.	—	2,537
Infolinks Media Buyco, LLC	38	38
Innovative FlexPak, LLC	232	—
IPC Pain Acquisition, LLC	1,140	2,240
Ironhorse Purchaser, LLC	3,924	2,471
ISPN Intermediate, LLC	718	—
ISSA, LLC	131	131
ITSavvy LLC	—	2,012
Johns Byrne LLC	4,039	4,039
Juniper Landscaping Holdings LLC	1,630	7,099
K-1 Packaging Group, LLC.	6,579	6,748
Kaizen Auto Care, LLC	117	—
Kalkomey Enterprises, LLC	—	77
Keystone Partners, LLC	3,691	—
Kittyhawk, Inc	3,571	—
Kravet Design LLC	4,349	—
Kwalu, LLC	4,049	5,061
L&J Holding Company LLC	12,027	—
Lakeshirts LLC	18,474	—
Lawn Care Holdings Purchaser, Inc	13,262	4,506
Lehman Pipe Buyer, LLC	5,309	—
Leonard Group, Inc.	156	234

Portfolio Company	December 31, 2024	December 31, 2023
Load One Purchaser Corporation	3,201	9,787
MacKenzie Childs Acquisition, Inc.	3,374	1,799
MacNeill Pride Group Corp.	215	332
Mad Rose Company, LLC	342	395
Main Street Gourmet, LLC	38	38
Mattco Forge, Inc.	4,307	506
Medical Technology Associates, Inc.	1,966	1,966
MetaSource, LLC	52	94
Millennia Patient Services, LLC	53	53
Montway LLC	150	150
MRC Keeler Acquisition, LLC	150	150
MS Pain, LLC	6,899	—
MWEC Management, LLC	4,168	2,606
My Buyer, LLC	4,633	—
Nasco Healthcare Inc.	1,982	3,322
NEFCO Holding Company, LLC	8,248	6,316
Nelson Name Plate Company	90	90
Network Partners Acquisition, LLC	38	150
NH Kronos Buyer, Inc.	—	12,705
Nimlok Company, LLC	320	320
NTM Acquisition Corp	995	1,176
NutriScience Innovations, LLC	131	131
NWI Merger Sub, Inc	8,933	—
Optimized Marketing Acquisition, LLC	169	1,861
Outerbox, LLC	6,357	—
P and R Dental Strategies, LLC	19	23
PALMETTO TECHNOLOGY GROUP, LLC	9,781	—
Peak Dental Services, LLC	—	38
Peak Investment Holdings, LLC	274	404
Peninsula MMGY Corporation	3,691	3,691
Pentec Acquisition Corp.	—	75
PharmaForceIQ INC.	2,093	—
PHGP MB Purchaser, Inc.	58	88
Pink Lily Holdings, LLC	31	63
Polaris Labs Acquisition, LLC	2,123	—
Polycorp Ltd	18,583	—
PPW Acquisition, LLC	9	30
PRA Acquisition, LLC	56	56
Propio LS, LLC	—	—
Premier Early Childhood Education Partners LLC	6,261	9,570
PRM MANAGEMENT COMPANY, LLC	1,969	—
Purpose Home Health Acquisition, LLC	11,028	1,956
Qin's Buffalo, LLC	4,515	105
Quality Liaison Services of North America, Inc	1,629	1,629
Raneys, LLC	1,964	4,825
Reliable Medical Supply LLC	7	112
Renovation Systems, LLC	3,309	1,719

Portfolio Company	December 31, 2024	December 31, 2023
Revival Animal Health, LLC	52	34
RKD Group, LLC	6,872	4,905
RMS Health Care Management, LLC	1,620	3,018
Rose Paving, LLC	7,943	4,319
RQM Buyer, Inc.	—	165
RTP Acquisition, LLC	15	38
Sage Dental Management, LLC	12,772	49
SAMGI Buyer, Inc.	138	138
SASE Company, LLC	—	20
SCP Beverage Buyer, LLC	—	25
SCP ENT and Allergy Services, LLC	51	256
Shasta Buyer, LLC	3,732	2,081
ShiftKey, LLC	110	110
Signature Dental Partners LLC	10,589	—
Signature MD, Inc	8,274	—
Silver Falls MSO, LLC	12	79
SimiTree Acquisition LLC	128	137
SIMKO Merger Sub, LLC	4,835	6,818
Sixarp, LLC	2,053	6,912
Soccer Post Acquisition, LLC	—	1,856
Southeast Primary Care Partners, LLC	150	225
Southern Orthodontic Partners Management, LLC	5,905	92
Southern Sports Medicine Partners, LLC	27	35
Spear Education Holdings, LLC	7,290	4,463
Spectrum Solutions, LLC	107	267
SPG Holdco, LLC	2,070	2,070
Star Dental Partners LLC	15,405	11,806
Starwest Botanicals Acquisition, LLC	87	96
Stax Holding Company, LLC	60	60
Steel City Wash, LLC	12	16
Storm Smart Buyer LLC	26	105
Sun Orchard, LLC	11,435	5,336
Superior Insurance Partners LLC	14,403	—
Surplus Solutions, LLC	6,080	1,771
Teel Plastics, LLC	324	324
The Channel Company, LLC	43	45
THE CHEMPETITIVE GROUP, LLC	13,919	—
Trademark Global, LLC	18	18
Transitions Intermediate Holdings, LLC	1,765	—
Treat Planet Acquisition, LLC	1,965	1,965
Triad Technologies, LLC	332	332
TruBlue LLC	3,761	—
TSR Concrete Coatings, LLC	537	1,534
U.S. Urology Partners, LLC	1,401	1,401
United Land Services Opco Parent, LLC	333	259
Universal Pure, LLC	2,104	5,139
US Anchors Group Inc	3,275	—

Portfolio Company	December 31, 2024	December 31, 2023
US Foot and Ankle Specialists, LLC	2,699	439
USALCO, LLC	—	59
USSC Holding Corp	7,177	—
Value Added Distributors, LLC	3,768	—
Vanguard Packaging, LLC	3,821	535
Varsity DuvaSawko Operating Corp.	3,459	537
Varsity Rejuvenate Partners, LLC	5,078	8,377
Vehicle Accessories, Inc.	877	38
VersiCare Management LLC	6,034	—
VetEvolve Holdings, LLC	8,821	14,699
Vital Care Buyer, LLC	—	580
WCI Volt Purchaser, LLC	2,249	2,249
Western Veterinary Partners, LLC	20,872	24
Westminster Cracker Company, Inc.	1,380	1,534
White Label Communications,LLC	1,534	1,534
Wolf Gordon Inc	3,809	—
WTWH Buyer, LLC	1,638	1,638
Yard-Nique, Inc	807	6,030
Zipline Logistics, LLC	574	6,214
	$820,807	$324,051
We seek to carefully manage our unfunded portfolio company commitments for purposes of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage ratio, to cover any outstanding portfolio company unfunded commitments we are required to fund.
Contractual Obligations
A summary of our contractual payment obligations under our borrowing arrangements as of December 31, 2024 is as follows:

	Payment Due by Period
(Amounts in millions)	Total	Less than 1 year	1-3	3-5	More than 5 years
ASPV Credit Facility	$251.3	$—	$—	$251.3	$—
MSPV Credit Facility	$191.4	$—	$—	$191.4	$—
Truist Credit Facility	$299.6	$—	$—	$299.6	$—
Tranche A Notes	$90.0	$—	$90.0	$—	$—
Tranche B Notes	$150.0	$—	$—	$150.0	$—
CLO Transaction	$369.0	$—	$—	$—	$369.0
Private Notes Series A	$85.0	$—	$—	$85.0	$—
Private Notes Series B	$25.0	$—	$—	$25.0	$—
Private Notes Series C	$290.0	$—	$—	$290.0	$—
Total	$1,751.3	$—	$90.0	$1,292.3	$369.0

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

Investments at Fair Value
We apply Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In accordance with ASC 820, we disclose the fair value of its investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure the fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). ASC 820 establishes three levels of the fair value hierarchy as follows:
Level 1Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;
Level 2Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and
Level 3Inputs that are unobservable.
Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include price information, volatility statistics, interest rates, specific and broad credit data, liquidity statistics, and other factors. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement; however, the determination of what constitutes “observable” requires significant judgment by us. We consider observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to our perceived risk of that instrument.
The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including for example, the type of product, whether the product is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us, the Board, and the Adviser in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.
Investments in investment funds include vehicles structured for the purpose of investing in privately held common and preferred equity interests. Fair values are generally determined utilizing the NAV supplied by, or on behalf of, management of each investment fund, which is net of management and incentive fees or allocations charged by the investment fund, if applicable, and is in accordance with the “practical expedient”, as defined by FASB Accounting Standards Update

2009-12, Investments in Certain Entities that Calculate NAV per Share. NAVs received by, or on behalf of, management of each investment fund are based on the fair value of the investment funds’ underlying investments in accordance with policies established by management of each investment fund, as described in each of their financial statements and offering memorandum. Withdrawals and distributions from investments in investment funds are at the discretion of the Adviser and may depend on the liquidation of underlying assets. Investments which are valued using NAV as a practical expedient are excluded from the above hierarchy.

Our Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act (“Rule 2a-5”), and in that role, the Adviser is responsible for performing fair value determinations relating to all of our investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. Even though the Board designated the Adviser as “valuation designee,” the Board is ultimately responsible for fair value determinations under the 1940 Act.
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
When determining the fair value of Level 3 investments, the Adviser may take into account the following factors, where relevant: recent transactions, the enterprise value of the underlying company, the nature and realizable value of any collateral, the underlying company’s ability to make payments and its earnings and discounted cash flows, the markets in which the underlying company does business, financial covenants, the seniority of the financial instrument in the capital structure of the company, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Adviser will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Adviser uses a market interest rate yield analysis to determine fair value.
Our investments trade infrequently and when they are traded, the price may be unobservable, and as a result, multiple external pricing sources may not be available. In such instances, the Adviser may use an internal pricing model as either a corroborating or sole data point in determining the price. Pricing models take into account the contractual terms of the financial instrument, as well as relevant inputs, including where applicable, equity prices, interest rate yield curves, credit curves, correlation, and the creditworthiness of the counterparty. The Adviser generally engages third party firm(s) to assist in validating certain financial instruments where multiple external prices cannot be obtained. The third party firm(s) either independently determine prices or assess the reasonableness of the Adviser’s prices. The analyses provided by such third party firm(s) are reviewed and considered by the Adviser. As part of the risk management process, the Adviser reviews and analyzes the prices obtained from external pricing sources to evaluate their reliability and accuracy, which includes identifying and excluding vendor prices and broker quotations that the Adviser believes does not reflect fair value. In addition, the Adviser’s valuation committee meets regularly and engages in ongoing reviews of the valuation processes and procedures including reviews of methodology, ongoing accuracy, source quality and independence. Such reviews include, but are not limited to, comparison of current vendor prices and broker quotations against ongoing daily trading activity, vendor due diligence, and back testing.
Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the assumptions are set to reflect those that we believe market participants would use in pricing the asset or liability at the measurement date.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Uncertainty with respect to the economic effects of elevated interest rates in response to inflation, the Israel-Hamas war and the war in Russia and Ukraine has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including valuation risk and interest rate risk.
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
Interest Rate Risk
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We may fund portions of our investments with borrowings on a short-term basis, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income.
As of December 31, 2024, approximately 100% of our debt investments based on fair value in our portfolio were at floating rates.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to Term SOFR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$62.8	$22.7	$40.1
Up 100 basis points	$31.3	$11.4	$19.9
Down 100 basis points	$(31.3)	$(11.4)	$(19.9)
Down 200 basis points	$(62.6)	$(22.7)	$(39.9)
To a limited extent, we may in the future hedge against interest rate fluctuations by using hedging instruments such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective.

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm

Financial Statements	Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	104
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 238)	105
Consolidated Statement of Assets and Liabilities as of December 31, 2024 and December 31, 2023	106
Consolidated Statement of Operations for the Years Ended December 31, 2024 and December 31, 2023 and Period from January 27, 2022 (Inception) to December 31, 2022	108
Consolidated Statement of Changes of Net Assets for the Years Ended December 31, 2024 and December 31, 2023 and Period from January 27, 2022 (Inception) to December 31, 2022	110
Consolidated Statement of Cash Flows for the Years Ended December 31, 2024 and December 31, 2023 and Period from January 27, 2022 (Inception) to December 31, 2022	111
Consolidated Schedule of Investments as of December 31, 2024 and December 31, 2023	113
Notes to the Consolidated Financial Statements	159

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Trustees of TPG Twin Brook Capital Income Fund

Opinion on the Consolidated Financial Statements and Financial Highlights

We have audited the accompanying consolidated statement of assets and liabilities of TPG Twin Brook Capital Income Fund (the "Company"), including the consolidated schedule of investments, as of December 31, 2024, the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year ended, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations, changes in net assets, cash flows, and financial highlights for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements and financial highlights based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audit provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 17, 2025
We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of TPG Twin Brook Capital Income Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of TPG Twin Brook Capital Income Fund (formerly known as AG Twin Brook Capital Income Fund) and its subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 by correspondence with the custodians, broker, and underlying investee companies; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 20, 2024
We served as the auditor of one or more investment companies in the AG Twin Brook BDC group from 2019 to 2024.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $3,084,619 and $1,344,384, respectively)	$3,080,569	$1,343,705
Non-controlled/affiliated investments at fair value (amortized cost of $74,552 and $50,235, respectively)	80,654	54,714
Cash and cash equivalents (restricted cash of $71,863 and $30,496 as of December 31, 2024 and December 31, 2023, respectively)	161,064	62,706
Deferred financing costs	27,997	9,796
Interest receivable	12,479	6,011
Deferred offering costs	1,035	1,068
Unrealized gain on derivative contracts	1,021	—
Prepaid expenses	1,057	413
Other assets	612	—
Total assets	$3,366,488	$1,478,413
Liabilities
Unrealized loss on derivative contracts	$14,000	$44
Debt (Note 5)	1,745,999	643,000
Interest payable	33,546	7,824
Dividend payable	14,602	17,913
Income incentive fee payable	5,465	2,794
Management fees payable	4,578	2,329
Accrued expenses and other liabilities payable to affiliate	3,118	2,424
Deferred income	2,373	1,367
Deferred tax liability	1,575	1,371
Capital gains incentive fee payable	—	496
Total liabilities	1,825,256	679,562
Commitments and contingencies (Note 8)
Net assets
Common shares $0.001 par value, unlimited shares authorized; 60,925,719 and 31,438,430 shares issued and outstanding, respectively	$61	$31
Additional paid-in-capital	1,544,845	794,767
Total distributable earnings (loss)	(3,674)	4,053
Total net assets	1,541,232	798,851
Total liabilities and net assets	$3,366,488	$1,478,413
Net asset value per share	$25.30	$25.41
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Net Asset Value per Share
Class I Shares:
Net assets	$1,445,050	$768,513
Common shares $0.001 par value, unlimited shares authorized	57,123,580	30,244,520
Net asset value per share	$25.30	$25.41
Class S Shares:
Net assets	$94,351	$30,015
Common shares $0.001 par value, unlimited shares authorized	3,729,761	1,181,210
Net asset value per share	$25.30	$25.41
Class D Shares:
Net assets	$1,831	$323
Common shares $0.001 par value, unlimited shares authorized	72,378	12,700
Net asset value per share	$25.30	$25.41
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Period from January 27, 2022 (Inception) to December 31, 2022
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$269,645	$127,216	$26,386
Payment-in-kind interest	2,249	—	—
Other	6,345	2,878	2,855
Total investment income from non-controlled, non-affiliated investments:	278,239	130,094	29,241
Total investment income	278,239	130,094	29,241
Expenses
Interest	$98,006	$42,950	$8,172
Income incentive fees(1)	19,400	8,584	2,061
Management fees(1)	14,813	7,724	2,253
Professional fees	2,472	1,848	440
Other	1,992	1,281	630
Administrative fees(1)	1,525	1,811	518
Offering costs	1,460	3,192	401
Insurance fees	766	413	264
Accounting fees	757	677	413
Trustees' fees	206	180	143
Distribution and shareholder servicing fees
Class S	560	31	—
Class D(2)	3	—	—
Organizational costs	—	528	391
Capital gains incentive fees(1)	(496)	247	249
Total expenses	141,464	69,466	15,935
Distribution and shareholder servicing fees waived
Class S	(316)	(22)	—
Class D(2)	—	—	—
Net expenses	141,148	69,444	15,935
Net investment income (loss) before taxes	$137,091	$60,650	$13,306
Deferred federal tax provision(3)	205	982	—
Current federal tax(3)	870	—	—
Net investment income (loss) after taxes	$136,016	$59,668	$13,306
Net realized and unrealized gain (loss) on investment transactions
Net realized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	6	(11)	172
Non-controlled, affiliated investments	3,940	37	—
Foreign currency forward contracts	21	17	—
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	(3,371)	(2,269)	1,590
Non-controlled, affiliated investments	1,623	4,245	234
Interest rate swaps and options	(7,808)	—	—
Foreign currency forward contracts	90	(44)	—
The accompanying notes are an integral part of these consolidated financial statements.

Total net realized and unrealized gain (loss) on investment transactions	(5,499)	$1,975	$1,996
Net increase (decrease) in net assets resulting from operations	$130,517	$61,643	$15,302
(1)Refer to Note 6 - Agreements and Related Party Transactions
(2)Class D Shareholder Servicing Fees rounds to less than $1,000 for the year ended December 31, 2023. Class D Shareholder Servicing Fees waived round to less than $1,000 for the year ended December 31, 2024.
(3)Related to the Company’s wholly-owned, consolidated subsidiaries, Twin Brook Equity XVIII Corp. and Twin Brook Equity XXXIII Corp., which are treated as corporations for United States federal income tax purposes
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Period from January 27, 2022 (Inception) to December 31, 2022
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$136,016	$59,668	$13,306
Net realized gain (loss)	3,967	43	172
Net change in unrealized gain (loss)	(9,466)	1,932	1,824
Net increase (decrease) in net assets resulting from operations	130,517	61,643	15,302
Dividends
Class I	(130,747)	(60,979)	(15,707)
Class S	(7,048)	(777)	—
Class D	(128)	(7)	—
Net increase (decrease) in net assets resulting from dividends	(137,923)	(61,763)	(15,707)
Capital share transactions
Class I
Proceeds from shares sold	658,537	236,709	529,300
Share transfers between classes	2,723	—	—
Distributions reinvested	24,497	2,621	—
Repurchased shares, net of early repurchase deduction	(2,282)	—	—
Class S
Proceeds from shares sold	63,094	30,374	—
Share transfers between classes	(2,333)	—	—
Distributions reinvested	4,033	45	—
Class D
Proceeds from shares sold	1,842	327	—
Share transfers between classes	(390)	—	—
Distributions reinvested	66	—	—
Net increase (decrease) in net assets resulting from capital share transactions	749,787	270,076	529,300
Total increase (decreases) in net assets	742,381	269,956	528,895
Net assets, at beginning of period	798,851	528,895	—
Net assets, at end of period	$1,541,232	$798,851	$528,895
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Cash Flows
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Period from January 27, 2022 (Inception) to December 31, 2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$130,517	$61,643	$15,302
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(3,946)	(26)	(172)
Net realized (gain) loss on foreign currency forward contracts	(21)	—	—
Net change in unrealized (appreciation) depreciation on investments	1,748	(1,976)	(1,824)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(90)	44	—
Net change in unrealized (appreciation) depreciation on interest rate swaps and options, inclusive of hedging effects	7,725	—	—
Net accretion on debt instruments	(11,796)	(5,165)	(1,139)
Net paydown gain on debt instruments	(5,366)	(1,000)	(188)
Interest received in-kind	(2,249)	(419)	—
Purchases and drawdowns of investments	(2,271,155)	(728,029)	(909,087)
Proceeds from sales and paydowns of investments	529,960	162,683	87,923
Amortization of deferred financing costs	4,348	1,921	1,106
Amortization of deferred offering costs	1,460	3,192	401
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(6,468)	12	(6,023)
(Increase) decrease in other assets	(612)	—	—
(Increase) decrease in prepaid expenses	(644)	(275)	(138)
Increase (decrease) in interest payable	25,722	3,042	4,782
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	694	1,360	1,064
Increase (decrease) in income incentive fees payable	2,671	1,382	1,412
Increase (decrease) in management fees payable	2,249	932	1,397
Increase (decrease) in deferred tax liability	204	1,371	—
Increase (decrease) in deferred income	1,006	753	614
Increase (decrease) in capital gains incentive fees payable	(496)	247	249
Increase (decrease) in due to affiliate	—	(188)	188
Net cash used in operating activities	(1,594,539)	(498,496)	(804,133)
Cash flows from financing activities
Dividends paid	(112,638)	(56,891)	—
Payments for repurchase of common shares	(2,282)	—	—
Proceeds from issuance of common shares	723,473	267,410	529,300
Borrowings on debt	2,663,800	719,063	578,400
Payments on debt	(1,555,500)	(399,263)	(255,200)
Payments for deferred financing costs	(22,529)	(3,825)	(8,998)
Payments for deferred offering costs	(1,427)	(3,801)	(860)
Net cash provided by financing activities	1,692,897	522,693	842,642
Net change in cash	98,358	24,197	38,509
Cash and restricted cash
Cash and restricted cash, beginning of period	62,706	38,509	—
Cash and restricted cash, end of period	$161,064	$62,706	$38,509
Supplemental and non-cash information
The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31, 2024	Year Ended December 31, 2023	Period from January 27, 2022 (Inception) to December 31, 2022
Distributions reinvested	$28,596	$2,666	$—
Cash paid during the period for interest	$67,853	$37,987	$2,284
Dividends payable	$14,602	$17,913	$—
The following table provides a reconciliation of cash and restricted cash reported within the consolidated statements of assets and liabilities:
Cash	$89,201	$32,210	$22,659
Restricted cash	71,863	30,496	15,850
Total cash and restricted cash	$161,064	$62,706	$38,509

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt
Aerospace and defense
AlphaCoin LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.59%	7/29/2024	7/29/2030	$3,028	$(28)	$(22)	0.00%
AlphaCoin LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.52%	7/29/2024	7/29/2030	4,509	(84)	(77)	0.00%
AlphaCoin LLC	First lien senior secured term loan	S +	5.00%	9.59%	7/29/2024	7/29/2030	19,933	19,549	19,593	1.27%
Mattco Forge, Inc (6)	First lien senior secured revolving loan	S +	5.00%	9.35%	12/19/2024	12/19/2030	4,307	(65)	(65)	0.00%
Mattco Forge, Inc	First lien senior secured term loan	S +	5.00%	9.35%	12/19/2024	12/19/2030	46,274	45,583	45,579	2.96%
								64,955	65,008	4.23%
Air freight and logistics
Load One Purchaser Corporation	First lien senior secured revolving loan	P +	5.25%	12.75%	6/21/2022	6/21/2027	$3,557	$303	$306	0.02%
Load One Purchaser Corporation	First lien senior secured term loan	S +	6.25%	11.14%	10/23/2024	6/21/2028	997	978	982	0.06%
Load One Purchaser Corporation	First lien senior secured term loan	S +	6.25%	10.84%	6/21/2022	6/21/2028	13,999	13,773	13,786	0.89%
Zipline Logistics, LLC	First lien senior secured revolving loan	S +	6.00%	11.01%	9/19/2022	9/19/2027	1,687	1,088	1,055	0.07%
Zipline Logistics, LLC	First lien senior secured revolving loan	S +	4.00% + 2.00% PIK	11.01%	9/19/2022	9/19/2027	6	6	6	0.00%
Zipline Logistics, LLC	First lien senior secured term loan	S +	4.00% + 2.00% PIK	11.01%	9/19/2022	9/19/2027	6,843	6,733	6,610	0.43%
								22,881	22,745	1.47%
Auto components
A.P.A. Industries, LLC (6)(9)	First lien senior secured revolving loan	S +	6.00%	10.47%	1/10/2023	1/10/2028	$1,523	$(23)	$(22)	0.00%
A.P.A. Industries, LLC	First lien senior secured term loan	S +	6.00%	10.47%	1/10/2023	1/10/2028	8,529	8,386	8,394	0.54%
AvCarb, LLC	First lien senior secured delayed draw term loan	S +	2.00%	6.67%	7/28/2023	11/12/2026	243	240	235	0.02%
AvCarb, LLC	First lien senior secured revolving loan	S +	7.00%	11.71%	7/28/2023	11/12/2026	38	5	4	0.00%
AvCarb, LLC	First lien senior secured term loan	S +	2.00%	6.67%	7/28/2023	11/12/2026	519	514	501	0.03%
Bestop, Inc (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.58%	3/29/2024	3/29/2029	6,774	(115)	(102)	(0.01)%
Bestop, Inc	First lien senior secured revolving loan	S +	5.25%	9.72%	3/29/2024	3/29/2029	7,081	1,119	1,133	0.07%
Bestop, Inc	First lien senior secured term loan	S +	5.25%	9.58%	3/29/2024	3/29/2029	44,026	43,252	43,365	2.81%
BSC ASI BUYER, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.33%	12/31/2024	12/31/2027	3,661	(37)	(37)	0.00%
BSC ASI BUYER, LLC	First lien senior secured term loan	S +	5.00%	9.33%	12/31/2024	12/31/2027	29,825	29,527	29,527	1.92%
Certified Collision Group Acquisition Corp (6)	First lien senior secured revolving loan	S +	5.00%	9.33%	7/28/2023	5/17/2027	19	—	—	—%
Certified Collision Group Acquisition Corp	First lien senior secured term loan	S +	5.00%	9.33%	7/28/2023	5/17/2027	1,103	1,094	1,093	0.07%
Raneys, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.29%	2/17/2023	6/7/2027	4,835	4,762	4,774	0.31%
Raneys, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.19%	6/7/2022	6/7/2027	1,964	(27)	(25)	—%
Raneys, LLC	First lien senior secured term loan	S +	5.75%	10.19%	6/7/2022	6/7/2027	13,453	13,262	13,285	0.86%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Vehicle Accessories, Inc (6)	First lien senior secured revolving loan	S +	5.25%	9.72%	7/28/2023	11/30/2026	877	(9)	(9)	—%
Vehicle Accessories, Inc	First lien senior secured term loan	S +	5.25%	9.72%	7/28/2023	11/30/2026	11,238	11,128	11,120	0.72%
								113,078	113,236	7.34%
Building products
US Anchors Group Inc (6)	First lien senior secured revolving loan	S +	5.00%	9.33%	7/15/2024	7/15/2029	$3,275	$(59)	$(55)	0.00%
US Anchors Group Inc	First lien senior secured term loan	S +	5.00%	9.33%	7/15/2024	7/15/2029	17,573	17,242	17,274	1.12%
								17,183	17,219	1.12%
Chemicals
AM Buyer, LLC	First lien senior secured revolving loan	S +	6.75%	11.62%	7/28/2023	5/1/2025	$111	$79	$79	0.01%
AM Buyer, LLC	First lien senior secured term loan	S +	6.75%	11.34%	7/28/2023	5/1/2025	460	459	459	0.03%
Answer Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.48%	7/28/2023	12/30/2026	759	(8)	(6)	—%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.48%	7/28/2023	12/30/2026	1,665	1,655	1,651	0.11%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.48%	1/16/2024	12/30/2026	851	842	845	0.05%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.48%	6/7/2024	12/30/2026	9,923	9,763	9,845	0.64%
Custom Agronomics Holdings, LLC	First lien senior secured revolving loan	S +	6.50%	11.09%	8/30/2022	8/26/2027	2,357	1,543	1,541	0.10%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	11.09%	8/30/2022	8/26/2027	4,082	4,026	4,030	0.26%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	11.09%	3/25/2024	8/26/2027	2,517	2,485	2,485	0.16%
Polycorp Ltd (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.11%	1/24/2024	1/24/2030	14,860	(126)	(98)	(0.01)%
Polycorp Ltd (6)	First lien senior secured revolving loan	S +	5.75%	10.11%	1/24/2024	1/24/2030	3,723	(63)	(58)	—%
Polycorp Ltd	First lien senior secured term loan	S +	5.75%	10.11%	1/24/2024	1/24/2030	18,055	17,785	17,759	1.15%
Teel Plastics, LLC (6)	First lien senior secured revolving loan	P +	4.00%	11.50%	7/28/2023	1/24/2025	324	—	—	—%
Teel Plastics, LLC	First lien senior secured term loan	S +	5.00%	9.47%	7/28/2023	1/24/2025	1,751	1,751	1,750	0.11%
								40,191	40,282	2.61%
Commercial services and supplies
Alliance Environmental Group, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.59%	7/28/2023	12/30/2027	$57	$56	$44	0.00%
Alliance Environmental Group, LLC	First lien senior secured revolving loan	S +	6.00%	10.59%	7/28/2023	12/30/2027	38	37	29	—%
Alliance Environmental Group, LLC	First lien senior secured term loan	S +	6.00%	10.59%	7/28/2023	12/30/2027	2,255	2,213	1,771	0.11%
CARDS Acquisition, Inc (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.58%	8/12/2024	8/12/2029	23,837	(439)	(405)	(0.03)%
CARDS Acquisition, Inc	First lien senior secured revolving loan	S +	5.25%	9.65%	8/12/2024	8/12/2029	8,843	5,506	5,518	0.36%
CARDS Acquisition, Inc	First lien senior secured term loan	S +	5.25%	9.58%	8/12/2024	8/12/2029	41,214	40,435	40,503	2.63%
Edko Acquisition, LLC (10)	First lien senior secured revolving loan	S +	6.00%	10.59%	7/28/2023	6/25/2026	38	11	11	—%
Edko Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.59%	7/28/2023	6/25/2026	1,111	1,105	1,102	0.07%
Franchise Fastlane, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.72%	7/28/2023	5/2/2027	15	—	—	—%
Franchise Fastlane, LLC	First lien senior secured term loan	S +	5.25%	9.72%	7/28/2023	5/2/2027	1,121	1,112	1,110	0.07%
Gold Medal Holdings, Inc (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.08%	6/14/2024	3/17/2027	2,831	(23)	(19)	—%
Gold Medal Holdings, Inc (11)	First lien senior secured revolving loan	S +	5.75%	10.08%	7/28/2023	3/17/2027	1,444	277	279	0.02%
Gold Medal Holdings, Inc	First lien senior secured term loan	S +	5.75%	10.08%	7/28/2023	3/17/2027	12,086	11,989	12,005	0.78%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Green Monster Acquisition, LLC	First lien senior secured revolving loan	S +	6.00%	10.78%	7/28/2023	12/28/2026	38	37	37	—%
Green Monster Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.78%	7/28/2023	12/28/2026	1,146	1,139	1,136	0.07%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.72%	7/28/2023	3/31/2028	94	93	93	0.01%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.72%	10/6/2023	3/31/2028	352	347	350	0.02%
HLSG Intermediate, LLC	First lien senior secured revolving loan	S +	6.25%	10.72%	7/28/2023	3/31/2028	60	43	43	—%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	6.25%	10.72%	7/28/2023	3/31/2028	639	628	635	0.04%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	6.25%	10.72%	10/6/2023	3/31/2028	984	981	979	0.06%
Industrial Air Flow Dynamics, Inc	First lien senior secured revolving loan	S +	6.25%	10.95%	8/5/2022	8/5/2028	2,537	2,507	2,510	0.16%
Industrial Air Flow Dynamics, Inc	First lien senior secured term loan	S +	6.25%	10.99%	8/5/2022	8/5/2028	18,461	18,223	18,260	1.18%
Nimlok Company, LLC (6)(12)	First lien senior secured revolving loan	S +	5.50%	10.09%	7/28/2023	11/27/2025	320	(1)	(1)	—%
Nimlok Company, LLC	First lien senior secured term loan	S +	5.50%	10.09%	7/28/2023	11/27/2025	2,606	2,598	2,595	0.17%
Nimlok Company, LLC	First lien senior secured term loan	S +	5.50%	10.35%	5/1/2024	11/27/2025	3,104	3,089	3,090	0.20%
Polaris Labs Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.77%	9/17/2024	9/17/2029	2,123	(40)	(37)	—%
Polaris Labs Acquisition, LLC	First lien senior secured term loan	S +	5.25%	9.77%	9/17/2024	9/17/2029	6,442	6,320	6,329	0.41%
PRA Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.98%	7/28/2023	5/12/2028	56	(1)	(1)	—%
PRA Acquisition, LLC	First lien senior secured term loan	S +	6.50%	10.98%	7/28/2023	5/12/2028	599	588	587	0.04%
Quality Liaison Services of North America, Inc (6)	First lien senior secured revolving loan	S +	6.00%	10.74%	5/2/2023	5/2/2028	1,629	(27)	(26)	—%
Quality Liaison Services of North America, Inc	First lien senior secured term loan	S +	6.00%	10.74%	5/2/2023	5/2/2028	12,564	12,347	12,358	0.80%
Steel City Wash, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.59%	7/28/2023	12/27/2026	140	139	139	0.01%
Steel City Wash, LLC	First lien senior secured revolving loan	S +	6.00%	10.59%	7/28/2023	12/27/2026	38	26	26	—%
Steel City Wash, LLC	First lien senior secured term loan	S +	6.00%	10.59%	7/28/2023	12/27/2026	5,557	5,524	5,533	0.36%
								116,839	116,583	7.54%
Construction and engineering
BCI Burke Holding Corp	First lien senior secured delayed draw term loan	S +	5.75%	10.08%	7/28/2023	12/14/2027	$1,572	$1,554	$1,558	0.10%
BCI Burke Holding Corp (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.08%	10/10/2024	12/14/2027	6,588	(61)	(61)	0.00%
BCI Burke Holding Corp (6)	First lien senior secured revolving loan	S +	5.75%	10.08%	7/28/2023	12/14/2027	2,447	(25)	(23)	0.00%
BCI Burke Holding Corp	First lien senior secured term loan	S +	5.75%	10.08%	7/28/2023	12/14/2027	6,484	6,413	6,424	0.42%
BCI Burke Holding Corp	First lien senior secured term loan	S +	5.75%	10.08%	10/10/2024	12/14/2027	11,942	11,834	11,831	0.77%
Highland Acquisition, Inc	First lien senior secured revolving loan	S +	5.25%	9.61%	7/28/2023	3/9/2027	2,213	414	412	0.03%
Highland Acquisition, Inc	First lien senior secured term loan	S +	5.25%	9.61%	7/28/2023	3/9/2027	10,836	10,692	10,688	0.69%
Ironhorse Purchaser, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.61%	9/30/2022	9/30/2027	9,225	9,125	9,178	0.60%
Ironhorse Purchaser, LLC (13)	First lien senior secured revolving loan	S +	5.25%	9.61%	9/30/2022	9/30/2027	5,813	1,813	1,830	0.12%
Ironhorse Purchaser, LLC	First lien senior secured term loan	S +	5.25%	9.61%	9/30/2022	9/30/2027	29,993	29,615	29,653	1.92%
Rose Paving, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.33%	11/27/2024	11/7/2029	3,741	1,001	981	0.06%
Rose Paving, LLC	First lien senior secured revolving loan	S +	5.00%	9.52%	11/7/2022	11/7/2028	8,626	3,238	3,260	0.21%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	9.52%	11/7/2022	11/7/2028	17,251	16,918	16,996	1.10%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	9.52%	5/1/2024	11/7/2028	1,785	1,746	1,759	0.11%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	9.52%	11/27/2024	11/7/2029	13,155	12,962	12,961	0.84%
								107,239	107,447	6.97%
Containers and packaging
Bulk Lift International, LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.84%	7/28/2023	11/15/2027	$126	$124	$124	0.01%
Bulk Lift International, LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.84%	11/15/2022	11/15/2027	1,801	(28)	(30)	0.00%
Bulk Lift International, LLC	First lien senior secured term loan	S +	6.25%	10.84%	11/15/2022	11/15/2027	8,124	7,978	7,987	0.52%
Innovative FlexPak, LLC (8)	First lien senior secured revolving loan	S +	7.00%	11.47%	7/28/2023	1/23/2026	627	313	127	0.01%
Innovative FlexPak, LLC (8)	First lien senior secured term loan	S +	7.00%	11.47%	7/28/2023	1/23/2026	2,616	2,274	1,499	0.10%
Innovative FlexPak, LLC (8)	First lien senior secured term loan	20.00% PIK		20.00%	7/28/2023	1/23/2026	735	567	421	0.03%
Johns Byrne LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.33%	8/31/2023	8/31/2029	2,578	(49)	(47)	0.00%
Johns Byrne LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.33%	8/31/2023	8/31/2029	1,460	(28)	(27)	0.00%
Johns Byrne LLC	First lien senior secured term loan	S +	6.00%	10.33%	8/31/2023	8/31/2029	9,547	9,354	9,362	0.61%
K-1 Packaging Group LLC	First lien senior secured revolving loan	S +	6.25%	10.70%	10/6/2022	10/6/2027	6,748	75	80	0.01%
K-1 Packaging Group LLC	First lien senior secured term loan	S +	6.25%	10.84%	10/6/2022	10/6/2027	31,086	30,586	30,635	1.99%
MRC Keeler Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.00% + 0.50% PIK	10.98%	7/28/2023	12/4/2025	4	4	4	0.00%
MRC Keeler Acquisition LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.48%	7/28/2023	12/4/2025	150	(1)	(5)	0.00%
MRC Keeler Acquisition LLC	First lien senior secured term loan	S +	6.00% + 0.50% PIK	10.98%	7/28/2023	12/4/2025	908	904	879	0.06%
Sixarp, LLC	First lien senior secured revolving loan	S +	5.50%	10.13%	8/5/2022	8/5/2027	3,732	1,641	1,644	0.11%
Sixarp, LLC	First lien senior secured term loan	S +	5.50%	10.09%	8/5/2022	8/5/2027	19,428	19,180	19,199	1.25%
Vanguard Packaging, LLC	First lien senior secured revolving loan	S +	5.00%	9.47%	3/29/2024	8/9/2026	4,408	565	571	0.04%
Vanguard Packaging, LLC	First lien senior secured term loan	S +	5.00%	9.47%	3/29/2024	8/9/2026	10,194	10,139	10,143	0.66%
								83,598	82,566	5.40%
Distributors
RTP Acquisition, LLC	First lien senior secured revolving loan	S +	3.50% + 2.25% PIK	13.25%	7/28/2023	8/17/2026	$38	$22	$22	0.00%
RTP Acquisition, LLC	First lien senior secured term loan	S +	4.50% + 2.25% PIK	13.85%	7/28/2023	8/17/2026	2,715	2,670	2,642	0.17%
								2,692	2,664	0.17%
Diversified consumer services

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
50Floor, LLC	First lien senior secured revolving loan	S +	3.00% + 3.00% PIK	10.48%	7/28/2023	12/31/2025	$206	$57	$28	0.00%
50Floor, LLC	First lien senior secured term loan	S +	3.00% + 3.00% PIK	10.48%	7/28/2023	12/31/2026	1,055	1,034	898	0.06%
ACES Intermediate, Inc (6)	First lien senior secured revolving loan	S +	5.50%	9.97%	7/27/2022	7/27/2027	7,114	(73)	(67)	0.00%
ACES Intermediate, Inc	First lien senior secured term loan	S +	5.50%	9.97%	7/27/2022	7/27/2027	30,388	30,028	30,049	1.95%
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.86%	4/25/2023	4/25/2028	7,205	5,645	5,651	0.37%
CL Services Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	10.99%	5/7/2024	4/25/2028	8,474	(142)	(151)	(0.01)%
CL Services Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.92%	4/25/2023	4/25/2028	1,629	(30)	(29)	0.00%
CL Services Acquisition, LLC	First lien senior secured term loan	S +	6.25%	10.99%	4/25/2023	4/25/2028	10,118	9,906	9,938	0.64%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.58%	12/30/2022	12/30/2027	6,966	6,843	6,892	0.45%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.58%	9/20/2023	12/30/2027	6,741	6,635	6,670	0.43%
Esquire Deposition Solutions, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.58%	12/30/2022	12/30/2027	7,666	(122)	(82)	(0.01)%
Esquire Deposition Solutions, LLC	First lien senior secured term loan	S +	5.25%	9.58%	12/30/2022	12/30/2027	48,234	47,411	47,720	3.10%
Harley Exteriors Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	10.09%	8/2/2024	8/1/2029	3,929	(72)	(66)	0.00%
Harley Exteriors Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.09%	8/2/2024	8/2/2029	1,322	(24)	(22)	—%
Harley Exteriors Acquisition, LLC	First lien senior secured term loan	S +	5.50%	10.09%	8/2/2024	8/2/2029	8,524	8,364	8,377	0.54%
Home Brands Group Holdings, Inc (6)	First lien senior secured revolving loan	S +	4.75%	9.49%	7/28/2023	11/8/2026	48	—	—	—%
Home Brands Group Holdings, Inc	First lien senior secured term loan	S +	4.75%	9.49%	7/28/2023	11/8/2026	1,534	1,526	1,522	0.10%
HTI Intermediate, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.47%	3/1/2024	3/1/2030	2,354	(20)	(16)	—%
HTI Intermediate, LLC	First lien senior secured revolving loan	S +	5.00%	9.44%	3/1/2024	3/1/2030	1,573	130	132	0.01%
HTI Intermediate, LLC	First lien senior secured term loan	S +	5.00%	9.47%	3/1/2024	3/1/2030	5,059	4,969	4,980	0.32%
ISSA, LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.58%	7/28/2023	3/1/2027	131	(2)	(2)	—%
ISSA, LLC	First lien senior secured term loan	S +	6.25%	10.58%	7/28/2023	3/1/2027	1,839	1,817	1,813	0.12%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.87%	11/13/2023	12/29/2026	7,032	5,775	5,814	0.38%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.85%	7/28/2023	12/29/2026	86	86	86	0.01%
Juniper Landscaping Holdings LLC (14)	First lien senior secured revolving loan	S +	6.25%	10.81%	7/28/2023	12/29/2026	820	345	349	0.02%
Juniper Landscaping Holdings LLC	First lien senior secured term loan	S +	6.25%	10.84%	7/28/2023	12/29/2026	3,002	2,971	2,977	0.19%
Lawn Care Holdings Purchaser, Inc	First lien senior secured delayed draw term loan	S +	5.00%	9.33%	10/24/2023	10/24/2028	4,566	4,450	4,510	0.29%
Lawn Care Holdings Purchaser, Inc	First lien senior secured delayed draw term loan	S +	5.00%	9.37%	11/22/2024	10/24/2028	13,962	3,227	3,227	0.21%
Lawn Care Holdings Purchaser, Inc (6)	First lien senior secured revolving loan	S +	5.00%	9.44%	10/24/2023	10/24/2028	2,698	(44)	(33)	—%
Lawn Care Holdings Purchaser, Inc	First lien senior secured term loan	S +	5.00%	9.44%	10/24/2023	10/24/2028	7,192	7,057	7,104	0.46%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
PPW Acquisition, LLC	First lien senior secured revolving loan	S +	6.75%	11.72%	7/28/2023	9/30/2026	38	27	26	—%
PPW Acquisition, LLC	First lien senior secured term loan	S +	4.33% + 2.50% PIK	11.34%	7/28/2023	9/30/2026	613	600	583	0.04%
Premier Early Childhood Education Partners LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.59%	11/22/2023	11/22/2028	10,919	10,692	10,755	0.70%
Premier Early Childhood Education Partners LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.57%	9/25/2024	11/22/2028	9,048	2,627	2,651	0.17%
Premier Early Childhood Education Partners LLC	First lien senior secured revolving loan	S +	6.00%	10.59%	11/22/2023	11/22/2028	1,380	1,351	1,359	0.09%
Premier Early Childhood Education Partners LLC	First lien senior secured term loan	S +	6.00%	10.59%	11/22/2023	11/22/2028	8,229	8,049	8,106	0.53%
TSR Concrete Coatings, LLC	First lien senior secured revolving loan	S +	6.00%	10.55%	9/22/2023	9/22/2028	1,534	968	970	0.06%
TSR Concrete Coatings, LLC	First lien senior secured term loan	S +	6.00%	10.48%	9/22/2023	9/22/2028	6,148	6,028	6,033	0.39%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.59%	7/28/2023	3/23/2026	1,607	1,376	1,373	0.09%
United Land Services Opco Parent, LLC (15)	First lien senior secured revolving loan	S +	6.00%	10.33%	7/28/2023	3/23/2026	150	35	35	—%
United Land Services Opco Parent, LLC	First lien senior secured term loan	S +	6.00%	10.59%	7/28/2023	3/23/2026	352	349	349	0.02%
Yard-Nique, Inc	First lien senior secured delayed draw term loan	S +	7.00%	11.48%	8/8/2022	4/30/2026	2,568	2,550	2,549	0.17%
Yard-Nique, Inc	First lien senior secured revolving loan	S +	7.00%	11.48%	8/8/2022	4/30/2026	1,947	1,117	1,126	0.07%
Yard-Nique, Inc	First lien senior secured term loan	S +	7.00%	11.48%	8/8/2022	4/30/2026	7,000	6,940	6,949	0.45%
								190,456	191,133	12.41%
Diversified telecommunication services
ISPN Intermediate, LLC	First lien senior secured revolving loan	S +	5.25%	9.61%	12/6/2024	12/6/2030	$861	$131	$131	0.01%
ISPN Intermediate, LLC	First lien senior secured term loan	S +	5.25%	9.61%	12/6/2024	12/6/2030	6,938	6,836	6,834	0.44%
								6,967	6,965	0.45%
Electrical equipment
AEP Passion Intermediate Holdings, Inc	First lien senior secured delayed draw term loan	S +	4.60% + 1.90% PIK	10.98%	7/28/2023	10/5/2027	$70	$69	$69	0.00%
AEP Passion Intermediate Holdings, Inc	First lien senior secured revolving loan	S +	6.50%	11.13%	7/28/2023	10/5/2027	48	33	33	—%
AEP Passion Intermediate Holdings, Inc	First lien senior secured revolving loan	S +	4.60% + 1.90% PIK	10.98%	7/28/2023	10/5/2027	—	—	—	—%
AEP Passion Intermediate Holdings, Inc	First lien senior secured term loan	S +	4.60% + 1.90% PIK	11.17%	7/28/2023	10/5/2027	1,261	1,240	1,235	0.08%
BPCP NSA Intermedco, Inc	First lien senior secured delayed draw term loan	S +	4.75%	9.11%	5/17/2024	5/17/2030	12,275	4,591	4,651	0.30%
BPCP NSA Intermedco, Inc (6)	First lien senior secured revolving loan	S +	4.75%	9.11%	5/17/2024	5/17/2030	5,930	(80)	(69)	—%
BPCP NSA Intermedco, Inc	First lien senior secured term loan	S +	4.75%	9.11%	5/17/2024	5/17/2030	35,013	34,525	34,594	2.24%
WCI Volt Purchaser, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.72%	9/15/2022	9/15/2028	2,249	(28)	(25)	—%
WCI Volt Purchaser, LLC	First lien senior secured term loan	S +	5.25%	9.72%	9/15/2022	9/15/2028	8,828	8,705	8,716	0.57%
								49,055	49,204	3.19%
Electronic equipment, instruments and components

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Advanced Lighting Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.22%	7/28/2023	11/22/2025	$324	$—	$—	—%
Advanced Lighting Acquisition, LLC	First lien senior secured term loan	S +	5.75%	10.22%	7/28/2023	11/22/2025	1,094	1,094	1,093	0.07%
Nelson Name Plate Company	First lien senior secured delayed draw term loan	S +	5.75%	10.34%	7/28/2023	10/18/2026	117	116	116	0.01%
Nelson Name Plate Company (6)	First lien senior secured revolving loan	S +	5.75%	10.34%	7/28/2023	10/18/2026	90	(1)	(1)	—%
Nelson Name Plate Company	First lien senior secured term loan	S +	5.75%	10.34%	7/28/2023	10/18/2026	883	878	874	0.06%
								2,087	2,082	0.14%
Food and staples retailing
Ever Fresh Fruit Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	10.71%	6/5/2024	11/17/2028	$2,513	$(44)	$(41)	0.00%
Ever Fresh Fruit Company, LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.71%	11/17/2023	11/17/2028	1,380	(28)	(22)	0.00%
Ever Fresh Fruit Company, LLC	First lien senior secured term loan	S +	6.25%	10.71%	11/17/2023	11/17/2028	7,289	7,131	7,171	0.47%
Mad Rose Company, LLC (16)	First lien senior secured revolving loan	S +	6.25%	11.03%	7/28/2023	5/7/2026	395	50	50	—%
Mad Rose Company, LLC	First lien senior secured term loan	S +	6.25%	11.03%	7/28/2023	5/7/2026	2,898	2,875	2,877	0.19%
Main Street Gourmet, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.84%	7/28/2023	11/10/2025	41	41	41	—%
Main Street Gourmet, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.84%	7/28/2023	11/10/2025	38	—	—	—%
Main Street Gourmet, LLC	First lien senior secured term loan	S +	5.25%	9.84%	7/28/2023	11/10/2025	1,093	1,091	1,089	0.07%
NutriScience Innovations, LLC (6)(17)	First lien senior secured revolving loan	S +	6.50%	10.83%	7/28/2023	4/21/2026	131	(1)	(1)	—%
NutriScience Innovations, LLC	First lien senior secured term loan	S +	6.50%	10.83%	7/28/2023	4/21/2026	2,336	2,316	2,314	0.15%
Qin's Buffalo, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.43%	5/24/2024	5/5/2027	7,933	3,360	3,369	0.22%
Qin's Buffalo, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.48%	7/28/2023	5/5/2027	75	74	74	—%
Qin's Buffalo, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.43%	7/28/2023	5/5/2027	38	(1)	—	—%
Qin's Buffalo, LLC	First lien senior secured term loan	S +	6.00%	10.36%	7/28/2023	5/5/2027	526	520	520	0.03%
SCP Beverage Buyer, LLC	First lien senior secured revolving loan	S +	5.75%	10.58%	7/28/2023	11/24/2026	38	37	37	—%
SCP Beverage Buyer, LLC	First lien senior secured term loan	S +	5.75%	10.60%	7/28/2023	11/24/2026	7,112	7,064	7,046	0.46%
Universal Pure, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.56%	10/31/2022	10/31/2028	363	38	39	—%
Universal Pure, LLC (18)	First lien senior secured revolving loan	S +	6.00%	10.50%	10/31/2022	10/31/2028	7,142	5,231	5,237	0.34%
Universal Pure, LLC	First lien senior secured term loan	S +	6.00%	10.48%	10/31/2022	10/31/2028	17,497	17,157	17,167	1.11%
								46,911	46,967	3.04%
Food products
BPCP WLF Intermedco LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.48%	8/19/2022	8/19/2027	$5,846	$(79)	$(58)	0.00%
BPCP WLF Intermedco LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.48%	12/20/2024	8/19/2028	7,615	(76)	(76)	0.00%
BPCP WLF Intermedco LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.48%	8/19/2022	8/19/2027	3,383	(46)	(34)	0.00%
BPCP WLF Intermedco LLC	First lien senior secured term loan	S +	6.00%	10.48%	8/19/2022	8/19/2027	24,381	24,020	24,137	1.57%
Icelandirect, LLC	First lien senior secured revolving loan	S +	6.00%	11.06%	7/28/2023	7/30/2026	38	32	32	0.00%
Icelandirect, LLC	First lien senior secured term loan	S +	6.00%	10.59%	7/28/2023	7/30/2026	700	696	694	0.05%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Starwest Botanicals Acquisition, LLC	First lien senior secured revolving loan	S +	5.25%	9.72%	7/28/2023	4/30/2028	174	81	58	—%
Starwest Botanicals Acquisition, LLC	First lien senior secured term loan	S +	5.25%	9.72%	7/28/2023	4/30/2028	791	764	661	0.04%
Sun Orchard, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.96%	8/2/2024	7/8/2028	6,099	(106)	(87)	(0.01)%
Sun Orchard, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.96%	7/8/2022	7/8/2028	5,336	(80)	(77)	—%
Sun Orchard, LLC	First lien senior secured term loan	S +	5.50%	9.96%	7/8/2022	7/8/2028	26,387	25,933	26,006	1.69%
Treat Planet Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.09%	1/11/2023	1/11/2028	1,965	(36)	(34)	—%
Treat Planet Acquisition, LLC	First lien senior secured term loan	S +	6.50%	11.09%	1/11/2023	1/11/2028	7,155	7,010	7,015	0.46%
Westminster Cracker Company, Inc	First lien senior secured revolving loan	S +	6.25%	10.71%	8/30/2023	8/30/2026	1,534	139	139	0.01%
Westminster Cracker Company, Inc	First lien senior secured term loan	S +	6.25%	10.71%	8/30/2023	8/30/2026	9,595	9,489	9,496	0.62%
								67,741	67,872	4.43%
Gas utilities
Hydromax USA, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.46%	7/28/2023	12/30/2026	$110	$107	$108	0.01%
Hydromax USA, LLC	First lien senior secured revolving loan	S +	6.00%	10.62%	7/28/2023	12/30/2026	228	40	43	0.00%
Hydromax USA, LLC	First lien senior secured term loan	S +	6.00%	10.46%	7/28/2023	12/30/2026	1,191	1,163	1,176	0.08%
								1,310	1,327	0.09%
Health care equipment and supplies
626 Holdings Equity LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.85%	7/28/2023	2/14/2028	$222	$220	$219	0.01%
626 Holdings Equity LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.85%	4/15/2024	2/14/2028	36	—	(1)	—%
626 Holdings Equity LLC	First lien senior secured revolving loan	S +	6.00%	10.97%	7/28/2023	2/14/2027	75	71	71	—%
626 Holdings Equity LLC	First lien senior secured term loan	S +	6.00%	10.85%	7/28/2023	2/14/2028	866	856	853	0.06%
Alcresta Buyer, Inc (6)	First lien senior secured delayed draw term loan	S +	5.50%	10.02%	3/12/2024	3/12/2030	14,036	(243)	(222)	(0.01)%
Alcresta Buyer, Inc (6)	First lien senior secured revolving loan	S +	5.50%	10.02%	3/12/2024	3/12/2029	2,761	(48)	(44)	—%
Alcresta Buyer, Inc	First lien senior secured term loan	S +	5.50%	10.02%	3/12/2024	3/12/2030	13,239	13,007	13,033	0.85%
EMSAR Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.09%	7/28/2023	3/30/2026	211	210	210	0.01%
EMSAR Acquisition LLC	First lien senior secured revolving loan	S +	6.50%	11.12%	7/28/2023	3/30/2026	134	133	133	0.01%
EMSAR Acquisition LLC	First lien senior secured term loan	S +	6.50%	11.09%	7/28/2023	3/30/2026	1,026	1,015	1,018	0.07%
Medical Technology Associates, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.83%	7/25/2022	7/25/2028	1,966	(34)	(22)	—%
Medical Technology Associates, LLC	First lien senior secured term loan	S +	5.50%	9.83%	7/25/2022	7/25/2028	22,705	22,301	22,450	1.46%
Nasco Healthcare Inc.	First lien senior secured revolving loan	S +	5.75%	10.15%	12/13/2024	6/30/2028	2,937	925	926	0.06%
Nasco Healthcare Inc.	First lien senior secured term loan	S +	5.75%	10.15%	12/13/2024	6/30/2028	11,793	11,676	11,675	0.76%
NWI Merger Sub, Inc (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.71%	12/4/2024	12/4/2029	6,438	(127)	(127)	(0.01)%
NWI Merger Sub, Inc (6)	First lien senior secured revolving loan	S +	5.25%	9.71%	12/4/2024	12/4/2029	2,495	(49)	(49)	—%
NWI Merger Sub, Inc	First lien senior secured term loan	S +	5.25%	9.71%	12/4/2024	12/4/2029	16,953	16,619	16,614	1.08%
Reliable Medical Supply LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.34%	7/28/2023	4/8/2025	140	140	140	0.01%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Reliable Medical Supply LLC	First lien senior secured revolving loan	S +	6.75%	11.60%	7/28/2023	4/8/2025	2,013	1,998	1,997	0.13%
Reliable Medical Supply LLC	First lien senior secured term loan	S +	6.75%	11.35%	7/28/2023	4/8/2025	3,282	3,270	3,267	0.21%
SCA Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.35%	7/28/2023	1/20/2026	277	272	272	0.02%
SCA Buyer, LLC	First lien senior secured revolving loan	S +	6.50%	11.33%	7/28/2023	1/20/2027	133	131	131	0.01%
SCA Buyer, LLC	First lien senior secured term loan	S +	6.50%	11.32%	7/28/2023	1/20/2026	3,573	3,494	3,513	0.23%
Spectrum Solutions, LLC	First lien senior secured delayed draw term loan	18.00% PIK		18.00%	5/3/2024	3/5/2026	116	109	62	—%
Spectrum Solutions, LLC	First lien senior secured delayed draw term loan	15.00% PIK		15.00%	7/28/2023	3/5/2026	226	218	224	0.01%
Spectrum Solutions, LLC	First lien senior secured revolving loan	S +	6.25%	10.95%	7/28/2023	3/5/2026	283	155	44	—%
Spectrum Solutions, LLC	First lien senior secured term loan	S +	6.25%	10.84%	7/28/2023	3/5/2026	579	526	307	0.02%
Surplus Solutions, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.84%	9/30/2024	11/30/2027	4,664	(64)	(70)	—%
Surplus Solutions, LLC	First lien senior secured revolving loan	S +	5.25%	9.84%	11/30/2022	11/30/2027	1,771	319	327	0.02%
Surplus Solutions, LLC	First lien senior secured term loan	S +	5.25%	9.84%	11/30/2022	11/30/2027	16,283	15,981	16,037	1.04%
								93,081	92,988	6.05%
Health care providers and services
ADVI Health, LLC (6)	First lien senior secured revolving loan	S +	7.00%	11.59%	11/29/2022	11/29/2027	$1,062	$(15)	$(15)	0.00%
ADVI Health, LLC	First lien senior secured term loan	S +	7.00%	11.59%	11/29/2022	11/29/2027	6,112	6,013	6,019	0.39%
Advocate RCM Acquisition Corp (6)	First lien senior secured revolving loan	S +	6.00%	10.43%	12/22/2023	12/22/2026	2,902	(34)	(32)	0.00%
Advocate RCM Acquisition Corp	First lien senior secured term loan	S +	6.00%	10.43%	12/22/2023	12/22/2026	18,226	18,000	18,017	1.17%
Agility Intermediate, Inc	First lien senior secured delayed draw term loan	S +	7.00%	11.59%	7/28/2023	4/15/2026	109	107	103	0.01%
Agility Intermediate, Inc	First lien senior secured revolving loan	S +	7.00%	11.59%	7/28/2023	4/15/2026	134	78	74	0.00%
Agility Intermediate, Inc	First lien senior secured term loan	S +	7.00%	11.59%	7/28/2023	4/15/2026	237	233	226	0.01%
American Family Care, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.43%	2/29/2024	2/28/2029	4,424	350	355	0.02%
American Family Care, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.43%	2/29/2024	2/28/2029	1,775	(37)	(35)	0.00%
American Family Care, LLC	First lien senior secured term loan	S +	6.00%	10.43%	2/29/2024	2/28/2029	11,516	11,267	11,284	0.73%
ASC Ortho Management Company, LLC	First lien senior secured delayed draw term loan	S +	4.33% + 2.50% PIK	11.43%	7/28/2023	12/31/2026	322	318	316	0.02%
ASC Ortho Management Company, LLC	First lien senior secured revolving loan	S +	7.00%	11.59%	7/28/2023	12/31/2026	38	20	19	0.00%
ASC Ortho Management Company, LLC	First lien senior secured term loan	S +	4.33% + 2.50% PIK	11.43%	7/28/2023	12/31/2026	510	504	500	0.03%
Ascend Plastic Surgery Partners MSO LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.33%	5/3/2024	5/3/2029	20,682	(359)	(335)	(0.02)%
Ascend Plastic Surgery Partners MSO LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.33%	5/3/2024	5/3/2029	4,197	(73)	(67)	—%
Ascend Plastic Surgery Partners MSO LLC	First lien senior secured term loan	S +	5.00%	9.33%	5/3/2024	5/3/2029	6,860	6,737	6,748	0.44%
ASP Global Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.61%	7/31/2024	7/31/2029	19,204	13,350	13,378	0.87%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
ASP Global Holdings, LLC	First lien senior secured revolving loan	S +	5.25%	10.03%	7/31/2024	7/31/2029	6,555	2,065	2,074	0.13%
ASP Global Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.61%	7/31/2024	7/31/2029	40,969	40,358	40,268	2.61%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.33%	7/28/2023	12/14/2026	821	815	813	0.05%
Beacon Oral Specialists Management LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.33%	7/28/2023	12/14/2026	188	(2)	(2)	0.00%
Beacon Oral Specialists Management LLC	First lien senior secured term loan	S +	6.00%	10.33%	7/28/2023	12/14/2026	912	904	903	0.06%
Beghou Consulting, LLC (19)	First lien senior secured revolving loan	S +	5.00%	9.34%	5/1/2023	5/1/2028	2,714	1,521	1,523	0.10%
Beghou Consulting, LLC	First lien senior secured term loan	S +	5.00%	9.33%	5/1/2023	5/1/2028	15,235	14,895	14,906	0.97%
Behavior Frontiers, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.59%	4/4/2024	5/21/2026	1,306	(13)	(13)	0.00%
Behavior Frontiers, LLC (6)(20)	First lien senior secured revolving loan	S +	6.00%	10.59%	7/28/2023	5/21/2026	38	(1)	—	0.00%
Behavior Frontiers, LLC	First lien senior secured term loan	S +	6.00%	10.59%	7/28/2023	5/21/2026	572	557	566	0.04%
BPCP EE Intermedco LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.73%	4/3/2023	4/3/2028	3,182	1,982	1,984	0.13%
BPCP EE Intermedco LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.73%	4/3/2023	4/3/2028	2,244	(40)	(38)	—%
BPCP EE Intermedco LLC	First lien senior secured term loan	S +	6.25%	10.73%	4/3/2023	4/3/2028	6,428	6,302	6,306	0.41%
Brightview, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.47%	7/28/2023	12/14/2026	47	47	47	—%
Brightview, LLC	First lien senior secured revolving loan	S +	6.00%	10.47%	7/28/2023	12/14/2026	52	52	52	—%
Brightview, LLC	First lien senior secured term loan	S +	6.00%	10.47%	7/28/2023	12/14/2026	678	676	675	0.04%
Canadian Orthodontic Partners Corp (7)	First lien senior secured delayed draw term loan - C$	15.00%		15.00%	4/5/2024	3/19/2026	32	12	11	—%
Canadian Orthodontic Partners Corp (7)	First lien senior secured delayed draw term loan - C$	C +	7.00%	10.63%	7/28/2023	3/19/2026	363	244	139	0.01%
Canadian Orthodontic Partners Corp (7)	First lien senior secured revolving loan	S +	7.00%	11.59%	7/28/2023	12/31/2026	134	129	84	0.01%
Canadian Orthodontic Partners Corp (7)	First lien senior secured revolving loan - C$	C +	7.00%	10.63%	7/28/2023	3/19/2026	264	193	115	0.01%
Canadian Orthodontic Partners Corp (7)	First lien senior secured revolving loan - C$	C +	7.00%	10.63%	3/19/2021	12/31/2026	64	47	28	—%
Canadian Orthodontic Partners Corp (7)	First lien senior secured term loan - C$	C +	7.00%	10.63%	7/28/2023	3/19/2026	276	200	120	0.01%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured revolving loan	S +	5.25%	10.64%	8/2/2022	8/2/2027	5,898	5,837	5,842	0.38%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S +	5.25%	9.73%	8/2/2022	8/2/2027	31,320	30,956	30,980	2.01%
CNS Purchaser, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.82%	12/30/2024	12/30/2029	11,025	(83)	(83)	(0.01)%
CNS Purchaser, LLC	First lien senior secured revolving loan	S +	5.50%	9.82%	12/30/2024	12/30/2029	4,246	927	927	0.06%
CNS Purchaser, LLC	First lien senior secured term loan	S +	5.50%	9.82%	12/30/2024	12/30/2029	38,587	38,009	38,009	2.47%
Community Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.47%	7/28/2023	6/10/2026	164	163	161	0.01%
Community Care Partners, LLC	First lien senior secured revolving loan	S +	6.00%	10.62%	7/28/2023	6/10/2026	75	52	51	—%
Community Care Partners, LLC	First lien senior secured term loan	S +	6.00%	10.47%	7/28/2023	6/10/2026	934	931	920	0.06%
Dermatology Medical Partners OpCo LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.09%	7/28/2023	10/29/2026	64	64	64	—%
Dermatology Medical Partners OpCo LLC	First lien senior secured revolving loan	S +	6.50%	11.09%	7/28/2023	10/29/2026	38	29	28	—%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Dermatology Medical Partners OpCo LLC	First lien senior secured term loan	S +	6.50%	11.09%	7/28/2023	10/29/2026	257	255	254	0.02%
EH Management Company, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.09%	7/28/2023	7/15/2026	38	—	—	—%
EH Management Company, LLC	First lien senior secured term loan	S +	5.50%	10.09%	7/28/2023	7/15/2026	4,461	4,431	4,429	0.29%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.34%	11/2/2022	11/2/2027	16,787	16,596	16,614	1.08%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.44%	4/9/2024	11/2/2027	13,778	3,332	3,371	0.22%
Endodontic Practice Partners, LLC	First lien senior secured revolving loan	S +	5.75%	10.34%	11/2/2022	11/2/2027	1,956	758	762	0.05%
Endodontic Practice Partners, LLC	First lien senior secured term loan	S +	5.75%	10.34%	11/2/2022	11/2/2027	15,276	15,078	15,118	0.98%
FYZICAL Buyer, LLC	First lien senior secured revolving loan	S +	5.25%	9.61%	6/26/2024	6/26/2028	2,710	1,019	1,023	0.07%
FYZICAL Buyer, LLC	First lien senior secured term loan	S +	5.25%	9.61%	6/26/2024	6/26/2028	18,909	18,631	18,664	1.21%
Geriatric Medical and Surgical Supply, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.33%	7/28/2023	12/21/2025	300	(3)	(3)	—%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured term loan	S +	6.00%	10.33%	7/28/2023	12/21/2025	20,042	19,845	19,827	1.29%
Golden Bear PT Partners, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.09%	7/28/2023	10/22/2026	174	171	170	0.01%
Golden Bear PT Partners, LLC	First lien senior secured revolving loan	S +	6.50%	11.07%	7/28/2023	10/22/2026	38	26	25	—%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S +	6.50%	11.09%	7/28/2023	10/22/2026	1,491	1,468	1,461	0.09%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.72%	7/28/2023	8/20/2026	368	366	365	0.02%
Guardian Dentistry Practice Management, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.72%	7/28/2023	8/20/2027	4,188	(45)	(39)	—%
Guardian Dentistry Practice Management, LLC	First lien senior secured term loan	S +	5.25%	9.72%	7/28/2023	8/20/2027	384	382	381	0.02%
H2 Holdco, Inc	First lien senior secured delayed draw term loan	S +	6.00%	10.59%	5/5/2023	5/5/2028	7,217	7,042	7,134	0.46%
H2 Holdco, Inc	First lien senior secured delayed draw term loan	S +	6.00%	10.50%	6/25/2024	5/5/2028	19,004	11,768	11,819	0.77%
H2 Holdco, Inc (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.48%	12/20/2024	5/5/2028	7,560	(113)	(88)	(0.01)%
H2 Holdco, Inc (21)	First lien senior secured revolving loan	S +	6.00%	11.55%	5/5/2023	5/5/2028	2,544	342	374	0.02%
H2 Holdco, Inc	First lien senior secured term loan	S +	6.00%	10.59%	5/5/2023	5/5/2028	17,970	17,490	17,761	1.15%
H2 Holdco, Inc	First lien senior secured term loan	S +	6.00%	10.48%	12/20/2024	5/5/2028	907	894	897	0.06%
IMA Group Management Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.75%	11.49%	7/28/2023	6/30/2028	174	(3)	(3)	—%
IMA Group Management Company, LLC	First lien senior secured revolving loan	S +	6.75%	11.21%	7/28/2023	6/30/2028	35	17	17	—%
IMA Group Management Company, LLC	First lien senior secured term loan	S +	6.75%	11.49%	7/28/2023	6/30/2028	845	830	829	0.05%
IPC Pain Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.34%	5/19/2022	5/19/2027	9,857	9,815	9,782	0.63%
IPC Pain Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.34%	5/19/2022	5/19/2027	1,140	(8)	(7)	—%
IPC Pain Acquisition, LLC	First lien senior secured term loan	S +	5.75%	10.34%	5/19/2022	5/19/2027	2,902	2,877	2,880	0.19%
MS Pain, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.96%	12/4/2024	12/4/2029	6,038	(119)	(119)	(0.01)%
MS Pain, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.96%	12/4/2024	12/4/2029	861	(17)	(17)	—%
MS Pain, LLC	First lien senior secured term loan	S +	5.50%	9.96%	12/4/2024	12/4/2029	3,381	3,314	3,313	0.21%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
MWEC Management, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.11%	2/14/2023	2/14/2028	1,426	421	431	0.03%
MWEC Management, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.11%	7/3/2024	2/14/2028	2,532	(33)	(29)	—%
MWEC Management, LLC	First lien senior secured revolving loan	S +	5.75%	10.11%	2/14/2023	2/14/2028	1,924	1,227	1,244	0.08%
MWEC Management, LLC	First lien senior secured term loan	S +	5.75%	10.11%	2/14/2023	2/14/2028	14,885	14,581	14,712	0.95%
Network Partners Acquisitions, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.59%	7/28/2023	12/30/2026	38	—	—	—%
Network Partners Acquisitions, LLC	First lien senior secured term loan	S +	6.00%	10.59%	7/28/2023	12/30/2026	266	265	264	0.02%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.15%	7/28/2023	12/31/2025	57	57	57	—%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.61%	7/28/2023	12/31/2025	514	512	511	0.03%
Peak Dental Services, LLC	First lien senior secured revolving loan	S +	6.75%	11.55%	7/28/2023	12/31/2025	133	132	132	0.01%
Peak Dental Services, LLC	First lien senior secured term loan	S +	6.75%	11.41%	7/28/2023	12/31/2025	573	571	570	0.04%
Peak Investment Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	7.00%	11.59%	7/28/2023	12/31/2025	113	(1)	(2)	—%
Peak Investment Holdings, LLC	First lien senior secured revolving loan	S +	7.00%	11.59%	7/28/2023	12/31/2025	324	160	157	0.01%
Peak Investment Holdings, LLC	First lien senior secured term loan	S +	7.00%	11.59%	7/28/2023	12/31/2025	1,196	1,192	1,178	0.08%
PharmaForceIQ INC. (6)	First lien senior secured revolving loan	S +	5.25%	9.84%	8/2/2024	8/2/2029	2,093	(38)	(35)	—%
PharmaForceIQ INC.	First lien senior secured term loan	S +	5.25%	9.84%	8/2/2024	8/2/2029	13,682	13,427	13,446	0.87%
PRM MANAGEMENT COMPANY, LLC (6)	First lien senior secured delayed draw term loan	S +	6.75%	11.44%	1/25/2024	1/25/2029	1,180	(26)	(25)	—%
PRM MANAGEMENT COMPANY, LLC (6)	First lien senior secured revolving loan	S +	6.75%	11.44%	1/25/2024	1/25/2029	789	(18)	(17)	—%
PRM MANAGEMENT COMPANY, LLC	First lien senior secured term loan	S +	6.75%	11.44%	1/25/2024	1/25/2029	4,123	4,025	4,029	0.26%
Purpose Home Health Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.14%	3/8/2024	11/3/2027	8,081	7,970	7,982	0.52%
Purpose Home Health Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.85%	11/3/2022	11/3/2027	6,764	6,656	6,679	0.43%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.91%	12/23/2024	11/3/2027	9,072	(113)	(113)	(0.01)%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.91%	11/3/2022	11/3/2027	1,956	(31)	(24)	—%
Purpose Home Health Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.91%	11/3/2022	11/3/2027	17,510	17,249	17,291	1.12%
Revival Animal Health, LLC	First lien senior secured revolving loan	S +	6.00%	10.78%	7/28/2023	4/6/2026	131	78	77	—%
Revival Animal Health, LLC	First lien senior secured term loan	S +	6.00%	10.72%	7/28/2023	4/6/2026	16,422	16,246	16,271	1.06%
RMS Health Care Management, LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.79%	10/6/2023	10/6/2026	2,700	1,351	1,352	0.09%
RMS Health Care Management, LLC	First lien senior secured revolving loan	S +	6.75%	11.55%	10/6/2023	10/6/2026	920	601	602	0.04%
RMS Health Care Management, LLC	First lien senior secured term loan	S +	6.75%	11.42%	10/6/2023	10/6/2026	4,277	4,214	4,216	0.27%
RQM Buyer, Inc	First lien senior secured delayed draw term loan	S +	2.00% + 4.75% PIK	11.34%	7/28/2023	8/12/2026	82	82	79	0.01%
RQM Buyer, Inc	First lien senior secured revolving loan	S +	2.00% + 4.75% PIK	11.34%	7/28/2023	8/12/2026	124	122	119	0.01%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
RQM Buyer, Inc	First lien senior secured term loan	S +	2.00% + 4.75% PIK	11.34%	7/28/2023	8/12/2026	1,710	1,691	1,639	0.11%
Sage Dental Management, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.76%	9/25/2024	6/30/2026	9,143	1,483	1,497	0.10%
Sage Dental Management, LLC	First lien senior secured revolving loan	S +	5.25%	9.68%	9/25/2024	6/30/2026	8,220	3,004	3,016	0.20%
Sage Dental Management, LLC	First lien senior secured term loan	S +	5.25%	9.58%	9/25/2024	6/30/2026	58,246	57,883	57,984	3.76%
SAMGI Buyer, Inc (6)	First lien senior secured revolving loan	S +	5.50%	10.09%	7/28/2023	4/14/2025	138	—	—	—%
SAMGI Buyer, Inc	First lien senior secured term loan	S +	5.50%	10.09%	7/28/2023	4/14/2025	392	392	391	0.03%
SCP ENT and Allergy Services, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.59%	7/28/2023	9/25/2026	156	154	154	0.01%
SCP ENT and Allergy Services, LLC	First lien senior secured revolving loan	S +	6.00%	10.59%	7/28/2023	9/25/2026	256	202	202	0.01%
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	S +	6.00%	10.59%	7/28/2023	9/25/2026	2,726	2,702	2,694	0.17%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.34%	7/28/2023	10/29/2026	176	174	174	0.01%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.34%	4/22/2024	10/29/2026	17,218	6,464	6,460	0.42%
Signature Dental Partners LLC	First lien senior secured revolving loan	P +	4.75%	12.25%	7/28/2023	10/29/2026	38	13	13	—%
Signature Dental Partners LLC	First lien senior secured term loan	S +	5.75%	10.34%	7/28/2023	10/29/2026	4,264	4,217	4,216	0.27%
Signature MD, Inc	First lien senior secured delayed draw term loan	S +	5.75%	10.08%	7/15/2024	7/15/2027	6,964	1,912	1,921	0.12%
Signature MD, Inc (6)	First lien senior secured revolving loan	S +	5.75%	10.08%	7/15/2024	7/15/2027	3,297	(35)	(31)	—%
Signature MD, Inc	First lien senior secured term loan	S +	5.75%	10.08%	7/15/2024	7/15/2027	18,348	18,142	18,179	1.18%
Silver Falls MSO, LLC	First lien senior secured revolving loan	S +	6.75%	11.45%	7/28/2023	8/30/2024	235	222	218	0.01%
Silver Falls MSO, LLC	First lien senior secured term loan	S +	4.25% + 2.25% PIK	11.45%	7/28/2023	8/30/2024	1,323	1,291	1,299	0.08%
SimiTree Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.25% + 1.75% PIK	11.78%	7/28/2023	5/17/2026	884	882	868	0.06%
SimiTree Acquisition, LLC	First lien senior secured revolving loan	S +	7.00%	11.78%	7/28/2023	5/17/2026	178	49	46	—%
SimiTree Acquisition, LLC	First lien senior secured term loan	S +	5.25% + 1.75% PIK	11.78%	7/28/2023	5/17/2026	1,230	1,225	1,207	0.08%
SIMKO Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.59%	7/28/2023	4/7/2027	182	179	179	0.01%
SIMKO Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.78%	9/19/2023	4/7/2027	6,758	1,864	1,867	0.12%
SIMKO Merger Sub LLC	First lien senior secured revolving loan	S +	6.00%	10.95%	7/28/2023	4/7/2027	56	25	26	—%
SIMKO Merger Sub LLC	First lien senior secured term loan	S +	6.00%	10.59%	7/28/2023	4/7/2027	644	637	636	0.04%
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.84%	7/28/2023	12/30/2025	512	510	509	0.03%
Southeast Primary Care Partners, LLC	First lien senior secured revolving loan	S +	6.25%	10.84%	7/28/2023	12/30/2025	225	74	74	—%
Southeast Primary Care Partners, LLC	First lien senior secured term loan	S +	6.25%	10.84%	7/28/2023	12/30/2025	845	841	839	0.05%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.58%	7/28/2023	7/27/2026	187	187	186	0.01%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.59%	5/17/2024	7/27/2026	3,990	2,149	2,150	0.14%
Southern Orthodontic Partners Management, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.58%	5/17/2024	7/27/2026	3,990	(29)	(28)	—%
Southern Orthodontic Partners Management, LLC	First lien senior secured revolving loan	S +	5.25%	9.57%	7/28/2023	1/27/2026	171	69	68	—%
Southern Orthodontic Partners Management, LLC	First lien senior secured term loan	S +	5.25%	9.58%	7/28/2023	7/27/2026	3,024	3,010	3,003	0.19%
Southern Sports Medicine Partners, LLC	First lien senior secured revolving loan	S +	8.00%	12.85%	7/28/2023	2/23/2027	60	31	30	—%
Southern Sports Medicine Partners, LLC	First lien senior secured term loan	S +	4.00% + 4.00% PIK	12.85%	7/28/2023	2/23/2027	691	672	662	0.04%
Spear Education Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.73%	6/26/2024	12/15/2028	7,290	(81)	(69)	—%
Spear Education Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.73%	6/26/2024	12/15/2028	47,382	46,854	46,938	3.05%
Star Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.61%	12/22/2023	12/22/2028	11,001	8,877	8,937	0.58%
Star Dental Partners LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.61%	11/8/2024	12/22/2028	12,076	(204)	(204)	(0.01)%
Star Dental Partners LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.61%	12/22/2023	12/22/2028	1,451	(32)	(24)	—%
Star Dental Partners LLC	First lien senior secured term loan	S +	5.25%	9.61%	12/22/2023	12/22/2028	15,228	14,909	14,971	0.97%
THE CHEMPETITIVE GROUP, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.11%	3/22/2024	3/22/2029	11,998	1,290	1,306	0.08%
THE CHEMPETITIVE GROUP, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.11%	3/22/2024	3/22/2029	3,414	(58)	(53)	—%
THE CHEMPETITIVE GROUP, LLC	First lien senior secured term loan	S +	5.75%	10.11%	3/22/2024	3/22/2029	13,671	13,426	13,448	0.87%
Transitions Intermediate Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.33%	10/25/2024	10/25/2027	687	(8)	(8)	—%
Transitions Intermediate Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.33%	10/25/2024	10/25/2027	1,078	(13)	(13)	—%
Transitions Intermediate Holdings, LLC	First lien senior secured term loan	S +	6.00%	10.33%	10/25/2024	10/25/2027	7,328	7,238	7,238	0.47%
U.S. Urology Partners, LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.71%	11/8/2023	11/8/2026	1,401	(13)	(12)	—%
U.S. Urology Partners, LLC	First lien senior secured term loan	S +	6.25%	10.71%	11/8/2023	11/8/2026	11,600	11,485	11,497	0.75%
US Foot and Ankle Specialists, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.09%	9/15/2022	9/15/2026	14,037	13,919	13,932	0.90%
US Foot and Ankle Specialists, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.09%	9/15/2022	9/15/2026	2,699	(25)	(23)	—%
US Foot and Ankle Specialists, LLC	First lien senior secured term loan	S +	5.50%	10.09%	9/15/2022	9/15/2026	19,472	19,270	19,283	1.25%
Varsity DuvaSawko Operating Corp	First lien senior secured delayed draw term loan	S +	6.00%	10.85%	7/28/2023	11/27/2024	63	63	63	—%
Varsity DuvaSawko Operating Corp	First lien senior secured revolving loan	S +	6.00%	10.85%	7/28/2023	11/27/2024	5,189	1,697	1,669	0.11%
Varsity DuvaSawko Operating Corp	First lien senior secured term loan	S +	6.00%	10.85%	7/28/2023	11/27/2024	58,822	58,451	58,150	3.77%
Varsity Rejuvenate Management, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.67%	12/29/2023	9/1/2028	7,124	3,151	3,158	0.20%
Varsity Rejuvenate Management, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.48%	9/1/2023	9/1/2028	1,245	(27)	(23)	—%
Varsity Rejuvenate Management, LLC	First lien senior secured term loan	S +	6.00%	10.48%	9/1/2023	9/1/2028	5,958	5,830	5,847	0.38%
VersiCare Management LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	10.02%	11/25/2024	11/25/2029	4,529	(89)	(89)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
VersiCare Management LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.02%	11/25/2024	11/25/2029	1,505	(30)	(30)	—%
VersiCare Management LLC	First lien senior secured term loan	S +	5.50%	10.02%	11/25/2024	11/25/2029	7,849	7,696	7,694	0.50%
VetEvolve Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.61%	10/12/2023	10/12/2028	11,614	5,624	5,636	0.37%
VetEvolve Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.61%	10/12/2023	10/12/2028	3,067	(62)	(59)	—%
VetEvolve Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.61%	10/12/2023	10/12/2028	9,120	8,920	8,934	0.58%
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.33%	7/28/2023	10/29/2027	498	494	492	0.03%
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.33%	9/27/2024	10/29/2027	24,383	3,200	3,250	0.21%
Western Veterinary Partners LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.33%	7/28/2023	10/29/2027	24	—	—	—%
Western Veterinary Partners LLC	First lien senior secured term loan	S +	5.00%	9.33%	7/28/2023	10/29/2027	9,396	9,275	9,286	0.60%
								784,918	785,633	50.92%
Health care technology
AHR Intermediate, Inc	First lien senior secured delayed draw term loan	S +	5.75%	10.08%	7/29/2022	7/29/2027	$5,243	$5,203	$5,194	0.34%
AHR Intermediate, Inc (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.09%	12/16/2024	7/29/2027	7,896	(79)	(46)	0.00%
AHR Intermediate, Inc	First lien senior secured revolving loan	S +	5.50%	10.08%	7/29/2022	7/29/2027	7,858	1,884	1,922	0.12%
AHR Intermediate, Inc	First lien senior secured term loan	S +	5.75%	10.09%	7/29/2022	7/29/2027	32,021	31,788	31,833	2.07%
Millennia Patient Services, LLC	First lien senior secured revolving loan	S +	6.50%	12.52%	7/28/2023	3/8/2026	134	79	79	0.01%
Millennia Patient Services, LLC	First lien senior secured term loan	S +	6.50%	11.09%	7/28/2023	3/8/2026	970	966	964	0.06%
								39,841	39,946	2.60%
Household durables
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.83%	10/20/2023	9/26/2027	$2,298	$124	$117	0.01%
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.06%	9/26/2022	9/26/2027	2,977	2,926	2,911	0.19%
CPS Power Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	9.95%	9/26/2022	9/26/2027	3,036	2,034	2,019	0.13%
CPS Power Buyer, LLC	First lien senior secured term loan	S +	5.50%	10.00%	9/26/2022	9/26/2027	12,848	12,575	12,561	0.81%
Kravet Design LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.77%	11/26/2024	11/26/2030	4,349	(64)	(64)	0.00%
Kravet Design LLC	First lien senior secured term loan	S +	5.25%	9.77%	11/26/2024	11/26/2030	20,940	20,631	20,629	1.34%
Kwalu, LLC	First lien senior secured revolving loan	P +	4.50%	12.00%	9/23/2022	9/23/2027	5,061	944	962	0.06%
Kwalu, LLC	First lien senior secured term loan	S +	5.50%	10.09%	9/23/2022	9/23/2027	30,284	29,877	29,981	1.95%
MacKenzie Childs Acquisition, Inc (6)	First lien senior secured revolving loan	S +	6.00%	10.74%	9/2/2022	9/2/2027	3,374	(27)	(24)	0.00%
MacKenzie Childs Acquisition, Inc	First lien senior secured term loan	S +	6.00%	10.48%	9/2/2022	9/2/2027	16,035	15,906	15,922	1.03%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.33%	1/23/2023	1/23/2028	5,743	5,614	5,685	0.37%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.33%	1/12/2024	1/23/2028	1,992	1,955	1,972	0.13%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.33%	7/29/2024	1/23/2028	5,752	5,655	5,695	0.37%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.36%	11/27/2024	1/23/2028	3,579	1,675	1,682	0.11%
Renovation Systems, LLC	First lien senior secured revolving loan	S +	6.00%	10.33%	1/23/2023	1/23/2028	2,633	1,127	1,158	0.08%
Renovation Systems, LLC	First lien senior secured term loan	S +	6.00%	10.33%	1/23/2023	1/23/2028	32,698	32,095	32,371	2.10%
Storm Smart Buyer LLC	First lien senior secured revolving loan	S +	6.00%	11.78%	7/28/2023	4/5/2026	131	104	104	0.01%
Storm Smart Buyer LLC	First lien senior secured term loan	S +	6.00%	10.59%	7/28/2023	4/5/2026	889	886	884	0.06%
Trademark Global, LLC	First lien senior secured revolving loan	S +	8.50%	13.09%	7/28/2023	6/30/2027	113	91	48	0.00%
Trademark Global, LLC	First lien senior secured revolving loan	S +	8.50%	13.09%	7/30/2021	6/30/2027	20	19	12	0.00%
Trademark Global, LLC	First lien senior secured term loan	S +	8.50%	13.09%	7/28/2023	6/30/2027	2,175	2,027	1,285	0.08%
								136,174	135,910	8.83%
Industrial Conglomerates
Hultec Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	9.85%	3/31/2023	3/31/2029	$3,915	$534	$538	0.03%
Hultec Buyer, LLC	First lien senior secured term loan	S +	5.50%	10.09%	3/31/2023	3/31/2029	14,171	13,818	13,832	0.90%
								14,352	14,370	0.93%
Insurance
Superior Insurance Partners LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.50%	10/25/2024	10/25/2029	$15,236	$1,885	$1,885	0.12%
Superior Insurance Partners LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.63%	10/25/2024	10/25/2029	1,347	(26)	(26)	0.00%
Superior Insurance Partners LLC	First lien senior secured term loan	S +	5.00%	9.63%	10/25/2024	10/25/2029	9,353	9,170	9,169	0.59%
								11,029	11,028	0.71%
Interactive Media & Services
Duggal Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	9.08%	9/30/2024	9/30/2030	$5,224	$(50)	$(39)	0.00%
Duggal Acquisition, LLC	First lien senior secured revolving loan	S +	4.75%	9.08%	9/30/2024	9/30/2030	7,319	1,324	1,336	0.09%
Duggal Acquisition, LLC	First lien senior secured term loan	S +	4.75%	9.08%	9/30/2024	9/30/2030	20,582	20,180	20,222	1.31%
								21,454	21,519	1.40%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC	First lien senior secured revolving loan	S +	7.00%	11.48%	7/28/2023	12/18/2025	$191	$119	$94	0.01%
Aquatic Sales Solutions, LLC	First lien senior secured term loan	S +	3.00% + 4.00% PIK	11.48%	7/28/2023	12/18/2025	2,696	2,665	2,315	0.15%
DealerOn Holdco, Inc (6)	First lien senior secured revolving loan	S +	6.00%	10.47%	7/28/2023	5/19/2026	314	(2)	(3)	0.00%
DealerOn Holdco, Inc	First lien senior secured term loan	S +	6.00%	10.47%	7/28/2023	5/19/2026	20,599	20,599	20,391	1.32%
								23,381	22,797	1.48%
IT services
BSC Top Shelf Blocker LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.58%	6/28/2024	6/28/2029	$2,256	$(35)	$(32)	—%
BSC Top Shelf Blocker LLC	First lien senior secured term loan	S +	5.25%	9.58%	6/28/2024	6/28/2029	16,071	15,813	15,841	1.03%
E-Phoenix Acquisition Co. Inc	First lien senior secured revolving loan	S +	5.50%	9.96%	7/28/2023	6/23/2027	75	22	22	—%
E-Phoenix Acquisition Co. Inc	First lien senior secured term loan	S +	5.50%	9.98%	7/28/2023	6/23/2027	1,346	1,342	1,339	0.09%
FreshAddress, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.73%	7/28/2023	10/5/2025	30	—	—	—%
FreshAddress, LLC	First lien senior secured term loan	S +	5.25%	9.73%	7/28/2023	10/5/2025	1,630	1,627	1,624	0.11%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Icreon Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.97%	10/26/2022	10/26/2027	1,071	(16)	(16)	—%
Icreon Holdings, LLC	First lien senior secured term loan	S +	6.50%	10.97%	10/26/2022	10/26/2027	13,053	12,836	12,860	0.83%
P and R Dental Strategies, LLC	First lien senior secured revolving loan	S +	5.25%	9.84%	7/28/2023	12/22/2026	23	4	4	—%
P and R Dental Strategies, LLC	First lien senior secured term loan	S +	5.25%	9.84%	7/28/2023	12/22/2026	621	617	615	0.04%
Palmetto Technology Group, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.11%	1/3/2024	1/3/2029	10,806	10,633	10,641	0.69%
Palmetto Technology Group, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.11%	2/26/2024	1/3/2029	9,413	2,335	2,347	0.15%
Palmetto Technology Group, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.11%	1/3/2024	1/3/2029	2,860	(46)	(44)	—%
Palmetto Technology Group, LLC	First lien senior secured term loan	S +	5.75%	10.11%	1/3/2024	1/3/2029	6,309	6,204	6,208	0.40%
White Label Communications,LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.36%	10/11/2023	10/11/2029	1,534	(27)	(25)	—%
White Label Communications,LLC	First lien senior secured term loan	S +	6.00%	10.36%	10/11/2023	10/11/2029	4,690	4,601	4,607	0.30%
								55,910	55,991	3.64%
Leisure equipment and products
Champion Motorsports Group, LLC (6)	First lien senior secured revolving loan	P +	5.25%	13.00%	7/28/2023	10/8/2026	$56	$—	$(1)	0.00%
Champion Motorsports Group, LLC	First lien senior secured term loan	S +	6.25%	10.72%	7/28/2023	10/8/2026	1,654	1,643	1,637	0.11%
MacNeill Pride Group Corp	First lien senior secured delayed draw term loan	S +	6.75%	11.34%	7/28/2023	4/22/2026	52	52	51	0.00%
MacNeill Pride Group Corp	First lien senior secured delayed draw term loan	S +	6.75%	11.34%	7/28/2023	4/22/2026	301	301	300	0.02%
MacNeill Pride Group Corp	First lien senior secured revolving loan	S +	6.75%	11.34%	7/28/2023	4/22/2026	287	71	71	0.00%
MacNeill Pride Group Corp	First lien senior secured term loan	S +	6.75%	11.34%	7/28/2023	4/22/2026	808	807	805	0.05%
TruBlue LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.86%	1/11/2024	1/11/2029	2,331	(38)	(35)	0.00%
TruBlue LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.86%	1/11/2024	1/11/2029	1,430	(23)	(21)	0.00%
TruBlue LLC	First lien senior secured term loan	S +	5.50%	9.86%	1/11/2024	1/11/2029	5,173	5,085	5,092	0.33%
								7,898	7,899	0.51%
Leisure products
PHGP MB Purchaser, Inc	First lien senior secured delayed draw term loan	S +	6.00% + 0.50% PIK	11.22%	7/28/2023	5/20/2027	$80	$79	$73	0.00%
PHGP MB Purchaser, Inc (22)	First lien senior secured revolving loan	S +	6.00% + 0.50% PIK	11.09%	7/28/2023	5/20/2027	75	16	10	0.00%
PHGP MB Purchaser, Inc	First lien senior secured term loan	S +	6.00% + 0.50% PIK	11.08%	7/28/2023	5/20/2027	1,088	1,075	992	0.06%
								1,170	1,075	0.06%
Life sciences tools and services
Aptitude Health Holdings, LLC	First lien senior secured revolving loan	S +	5.25%	9.59%	7/28/2023	5/3/2026	$267	$39	$39	0.00%
Aptitude Health Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.84%	7/28/2023	5/3/2026	1,081	1,073	1,074	0.07%
CR Services Intermediate, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.28%	7/28/2023	7/28/2028	186	118	119	0.01%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
CR Services Intermediate, LLC	First lien senior secured revolving loan	S +	6.50%	11.28%	7/28/2023	7/28/2028	38	7	7	0.00%
CR Services Intermediate, LLC	First lien senior secured term loan	S +	6.50%	11.35%	7/28/2023	7/28/2028	225	219	220	0.01%
CR Services Intermediate, LLC (7)	First lien senior secured term loan	S +	6.50%	11.35%	7/28/2023	7/28/2028	225	219	220	0.01%
ERG Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.77%	2/26/2024	2/26/2026	343	340	340	0.02%
ERG Buyer, LLC	First lien senior secured revolving loan	S +	6.25%	10.69%	2/26/2024	2/26/2026	5,181	5,136	5,133	0.33%
ERG Buyer, LLC	First lien senior secured term loan	S +	6.25%	10.77%	2/26/2024	2/26/2026	36,056	35,715	35,724	2.32%
								42,866	42,876	2.77%
Machinery
Abrasive Technology Intermediate, LLC	First lien senior secured revolving loan	S +	6.25%	10.90%	7/28/2023	4/30/2026	$173	$68	$68	0.00%
Abrasive Technology Intermediate, LLC	First lien senior secured term loan	S +	6.25%	11.08%	7/28/2023	4/30/2026	1,985	1,966	1,967	0.13%
Bakery Manufacturing Company (6)	First lien senior secured revolving loan	S +	5.25%	9.61%	11/1/2024	11/1/2028	2,898	(43)	(43)	0.00%
Bakery Manufacturing Company	First lien senior secured term loan	S +	5.25%	9.61%	11/1/2024	11/1/2028	17,289	17,033	17,032	1.11%
DNS-IMI Acquisition Corp	First lien senior secured revolving loan	P +	4.25%	11.75%	7/28/2023	11/23/2026	56	18	18	0.00%
DNS-IMI Acquisition Corp	First lien senior secured term loan	S +	5.25%	9.73%	7/28/2023	11/23/2026	1,415	1,407	1,403	0.09%
Double E Company, LLC	First lien senior secured revolving loan	S +	6.75%	11.47%	6/21/2022	6/21/2028	3,110	2,827	2,532	0.16%
Double E Company, LLC	First lien senior secured term loan	S +	4.00% + 2.75% PIK	12.47%	6/21/2022	6/21/2028	18,651	18,516	16,721	1.08%
Kittyhawk, Inc (6)	First lien senior secured revolving loan	S +	5.25%	9.58%	5/1/2024	5/1/2029	3,571	(62)	(57)	0.00%
Kittyhawk, Inc	First lien senior secured term loan	S +	5.25%	9.58%	5/1/2024	5/1/2029	15,177	14,904	14,925	0.97%
L&J Holding Company LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	9.34%	7/29/2024	7/29/2030	9,823	(91)	(72)	0.00%
L&J Holding Company LLC (6)	First lien senior secured revolving loan	S +	4.75%	9.34%	7/29/2024	7/29/2030	2,204	(41)	(37)	0.00%
L&J Holding Company LLC	First lien senior secured term loan	S +	4.75%	9.34%	7/29/2024	7/29/2030	11,758	11,531	11,556	0.75%
My Buyer, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.83%	1/26/2024	1/25/2030	3,139	(53)	(49)	0.00%
My Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	9.83%	1/26/2024	1/25/2030	2,360	825	829	0.05%
My Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.83%	1/26/2024	1/25/2030	7,870	7,730	7,741	0.50%
SPG Holdco, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.50%	12/1/2023	12/1/2028	2,070	(41)	(38)	0.00%
SPG Holdco, LLC	First lien senior secured term loan	S +	6.00%	10.50%	12/1/2023	12/1/2028	10,581	10,368	10,379	0.67%
USSC Holding Corp	First lien senior secured delayed draw term loan	S +	5.25%	9.76%	6/21/2024	6/21/2030	10,129	9,945	9,984	0.65%
USSC Holding Corp (6)	First lien senior secured revolving loan	S +	5.25%	9.58%	6/21/2024	6/21/2030	7,177	(131)	(103)	(0.01)%
USSC Holding Corp	First lien senior secured term loan	S +	5.25%	9.58%	6/21/2024	6/21/2030	34,780	34,124	34,281	2.22%
								130,800	129,037	8.37%
Media
ALM Media, LLC (23)	First lien senior secured revolving loan	S +	5.50%	9.84%	2/21/2024	2/21/2029	$3,102	$975	$979	0.06%
ALM Media, LLC	First lien senior secured term loan	S +	5.50%	9.83%	2/21/2024	2/21/2029	38,168	37,404	37,457	2.43%
Barkley, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.49%	9/29/2023	9/29/2028	2,300	(45)	(37)	0.00%
Barkley, LLC	First lien senior secured term loan	S +	5.75%	10.49%	9/29/2023	9/29/2028	43,565	42,739	42,866	2.78%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Best Version Media Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.83%	12/31/2024	12/31/2030	3,976	(70)	(70)	0.00%
Best Version Media Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.83%	12/31/2024	12/31/2030	50,837	49,947	49,947	3.24%
Datum Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.58%	10/30/2024	4/30/2030	1,312	(25)	(25)	0.00%
Datum Acquisition, LLC	First lien senior secured term loan	S +	6.25%	10.58%	10/30/2024	4/30/2030	5,463	5,355	5,356	0.35%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.09%	8/1/2024	12/9/2026	5,109	192	212	0.01%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.09%	7/28/2023	12/9/2026	220	218	218	0.01%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.09%	12/22/2023	12/9/2026	2,836	2,796	2,800	0.18%
Exclusive Concepts, LLC	First lien senior secured revolving loan	S +	6.50%	11.28%	7/28/2023	12/9/2026	23	22	22	0.00%
Exclusive Concepts, LLC	First lien senior secured term loan	S +	6.50%	11.09%	7/28/2023	12/9/2026	3,490	3,440	3,446	0.22%
Infolinks Media Buyco, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.83%	7/28/2023	11/1/2026	2,083	2,059	2,061	0.13%
Infolinks Media Buyco, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.83%	7/28/2023	11/1/2026	38	—	—	0.00%
Infolinks Media Buyco, LLC	First lien senior secured term loan	S +	5.50%	9.83%	7/28/2023	11/1/2026	19,863	19,628	19,649	1.27%
NTM Acquisition Corp	First lien senior secured revolving loan	S +	6.75%	11.23%	12/18/2023	6/18/2026	1,809	795	796	0.05%
NTM Acquisition Corp	First lien senior secured term loan	S +	6.75%	11.23%	12/18/2023	6/18/2026	13,117	12,973	12,979	0.84%
Optimized Marketing Acquisition, LLC	First lien senior secured revolving loan	S +	5.75%	10.34%	8/19/2022	8/19/2027	3,383	3,175	3,178	0.21%
Optimized Marketing Acquisition, LLC	First lien senior secured term loan	S +	5.75%	10.34%	8/19/2022	8/19/2027	25,642	25,306	25,336	1.64%
Outerbox, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.36%	6/7/2024	6/7/2028	4,077	(52)	(47)	0.00%
Outerbox, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.36%	6/7/2024	6/7/2028	2,280	(29)	(26)	0.00%
Outerbox, LLC	First lien senior secured term loan	S +	5.00%	9.36%	6/7/2024	6/7/2028	18,660	18,409	18,441	1.20%
Peninsula MMGY Corporation (6)(24)	First lien senior secured revolving loan	S +	5.00%	9.33%	10/26/2023	4/26/2029	3,691	(74)	(69)	0.00%
Peninsula MMGY Corporation	First lien senior secured term loan	S +	5.00%	9.33%	10/26/2023	4/26/2029	10,261	10,043	10,064	0.65%
RKD Group, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.46%	4/10/2024	8/17/2028	8,074	6,006	6,042	0.39%
RKD Group, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.48%	8/17/2022	8/17/2028	4,905	(44)	(39)	0.00%
RKD Group, LLC	First lien senior secured term loan	S +	6.00%	10.48%	8/17/2022	8/17/2028	33,001	32,663	32,736	2.12%
The Channel Company, LLC	First lien senior secured revolving loan	S +	6.75%	11.36%	7/28/2023	11/1/2027	62	18	16	0.00%
The Channel Company, LLC	First lien senior secured term loan	S +	2.50% + 4.25% PIK	11.36%	7/28/2023	11/1/2027	2,404	2,387	2,304	0.15%
WTWH Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.09%	12/16/2022	12/16/2027	1,638	(26)	(28)	0.00%
WTWH Buyer, LLC	First lien senior secured term loan	S +	6.50%	11.09%	12/16/2022	12/16/2027	14,140	13,890	13,900	0.90%
								290,075	290,464	18.83%
Metals and mining
Copperweld Group, Inc	First lien senior secured revolving loan	S +	6.00%	10.50%	7/28/2023	3/31/2026	$462	$261	$260	0.02%
Copperweld Group, Inc	First lien senior secured term loan	S +	6.00%	10.59%	7/28/2023	3/31/2026	2,239	2,235	2,228	0.14%
								2,496	2,488	0.16%
Multiline Retail

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
HEC Purchaser Corp. (6)	First lien senior secured revolving loan	S +	5.50%	9.75%	6/17/2024	6/17/2029	$7,843	$(106)	$(93)	(0.01)%
HEC Purchaser Corp.	First lien senior secured term loan	S +	5.50%	9.75%	6/17/2024	6/17/2029	50,207	49,512	49,608	3.22%
								49,406	49,515	3.21%
Pharmaceuticals
Formulated Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.63%	7/28/2023	9/22/2026	$296	$294	$282	0.02%
Formulated Buyer, LLC	First lien senior secured revolving loan	S +	5.75%	10.88%	7/28/2023	9/22/2026	188	185	177	0.01%
Formulated Buyer, LLC	First lien senior secured term loan	S +	5.75%	10.34%	7/28/2023	9/22/2026	453	450	432	0.03%
								929	891	0.06%
Personal products
Cosmetic Solutions LLC (8)	First lien senior secured delayed draw term loan	S +	5.75% + 0.75% PIK	11.09%	7/28/2023	10/17/2025	$379	$373	$87	0.01%
Cosmetic Solutions LLC (8)	First lien senior secured revolving loan	S +	6.50%	11.09%	7/28/2023	10/17/2025	344	86	(173)	(0.01)%
Cosmetic Solutions LLC (8)	First lien senior secured term loan	S +	5.75% + 0.75% PIK	11.09%	7/28/2023	10/17/2025	2,901	2,845	669	0.04%
								3,304	583	0.04%
Professional services
CSL Intermediate Acquisition LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.61%	11/8/2024	11/8/2029	$1,692	$(29)	$(29)	0.00%
CSL Intermediate Acquisition LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.61%	11/8/2024	11/8/2029	861	(15)	(15)	0.00%
CSL Intermediate Acquisition LLC	First lien senior secured term loan	S +	5.25%	9.61%	11/8/2024	11/8/2029	3,746	3,682	3,682	0.24%
Helpware, Inc	First lien senior secured revolving loan	S +	5.75%	10.98%	9/8/2022	9/8/2026	5,061	2,501	2,382	0.15%
Helpware, Inc	First lien senior secured term loan	S +	5.75% + 1.25% PIK	11.59%	9/8/2022	9/8/2026	14,016	13,912	13,603	0.88%
Keystone Partners, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.88%	10/25/2024	10/25/2028	2,344	(34)	(34)	0.00%
Keystone Partners, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.88%	10/25/2024	10/25/2028	1,347	(19)	(19)	0.00%
Keystone Partners, LLC	First lien senior secured term loan	S +	5.25%	9.88%	10/25/2024	10/25/2028	14,416	14,206	14,204	0.92%
Stax Holding Company, LLC (6)(25)	First lien senior secured revolving loan	S +	5.00%	9.48%	7/28/2023	10/29/2026	60	—	—	0.00%
Stax Holding Company, LLC	First lien senior secured term loan	S +	5.00%	9.48%	7/28/2023	10/29/2026	668	666	664	0.04%
								34,870	34,438	2.23%
Real estate management and development
BBG, Inc (26)	First lien senior secured revolving loan	S +	6.75%	11.34%	7/28/2023	1/8/2026	$233	$221	$215	0.01%
BBG, Inc	First lien senior secured term loan	S +	1.00% + 5.75% PIK	11.34%	7/28/2023	1/8/2026	1,978	1,904	1,858	0.12%
MetaSource, LLC	First lien senior secured revolving loan	S +	6.75%	11.22%	7/28/2023	5/17/2027	75	23	23	0.00%
MetaSource, LLC	First lien senior secured term loan	S +	6.75% + 0.50% PIK	10.34%	7/28/2023	5/17/2027	923	915	916	0.06%
								3,063	3,012	0.19%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Semiconductors and semiconductor equipment
Altamira Material Solutions, LP	First lien senior secured revolving loan	S +	6.00%	10.48%	7/28/2023	9/2/2026	$45	$34	$34	0.00%
Altamira Material Solutions, LP	First lien senior secured term loan	S +	6.00%	10.48%	7/28/2023	9/2/2026	1,018	1,012	1,010	0.07%
								1,046	1,044	0.07%
Software
Affinitiv Inc (6)	First lien senior secured revolving loan	S +	7.00%	11.59%	7/28/2023	1/26/2025	$186	$(2)	$(2)	0.00%
Affinitiv Inc	First lien senior secured term loan	S +	7.00%	11.59%	7/28/2023	1/26/2025	2,230	2,198	2,207	0.14%
Genius Bidco LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.58%	5/1/2024	5/1/2030	4,661	(41)	(33)	0.00%
Genius Bidco LLC (6)(27)	First lien senior secured revolving loan	S +	5.25%	9.58%	5/1/2024	5/1/2030	3,571	(63)	(58)	0.00%
Genius Bidco LLC	First lien senior secured term loan	S +	5.25%	9.58%	5/1/2024	5/1/2030	12,647	12,410	12,438	0.81%
GPSTrackit Holdings, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.36%	3/29/2024	3/29/2029	1,968	1,925	1,928	0.13%
GPSTrackit Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.34%	3/29/2024	3/29/2029	4,429	(92)	(90)	(0.01)%
GPSTrackit Holdings, LLC	First lien senior secured term loan	S +	6.00%	10.34%	3/29/2024	3/29/2029	32,483	31,786	31,752	2.06%
GS XX Corporation (6)	First lien senior secured revolving loan	S +	4.75%	9.08%	4/19/2024	4/19/2029	2,381	(41)	(38)	0.00%
GS XX Corporation	First lien senior secured term loan	S +	4.75%	9.08%	4/19/2024	4/19/2029	16,863	16,560	16,585	1.08%
Shasta Buyer, LLC	First lien senior secured revolving loan	S +	4.75%	9.11%	11/12/2024	8/9/2028	4,307	512	512	0.03%
Shasta Buyer, LLC	First lien senior secured term loan	S +	4.75%	9.27%	11/12/2024	8/9/2028	20,344	20,046	20,047	1.30%
ShiftKey, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.34%	7/28/2023	6/21/2027	110	(1)	(2)	0.00%
ShiftKey, LLC	First lien senior secured term loan	S +	5.75%	10.34%	7/28/2023	6/21/2027	3,665	3,647	3,587	0.23%
								88,844	88,833	5.77%
Specialty retail
Dykstras Auto LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.84%	7/28/2023	10/22/2026	$332	$252	$251	0.02%
Dykstras Auto LLC	First lien senior secured revolving loan	S +	6.25%	10.84%	7/28/2023	10/22/2026	38	26	26	0.00%
Dykstras Auto LLC	First lien senior secured term loan	S +	6.25%	10.84%	7/28/2023	10/22/2026	621	615	613	0.04%
Fastlap, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.53%	6/20/2024	6/20/2029	14,130	(254)	(234)	(0.02)%
Fastlap, LLC	First lien senior secured revolving loan	P +	4.25%	11.75%	6/20/2024	6/20/2029	2,256	1,539	1,542	0.10%
Fastlap, LLC	First lien senior secured term loan	S +	5.25%	9.53%	6/20/2024	6/20/2029	10,042	9,856	9,874	0.64%
Kaizen Auto Care, LLC	First lien senior secured revolving loan	5.00%		5.00%	3/1/2024	12/22/2026	152	35	2	0.00%
Kaizen Auto Care, LLC	First lien senior secured term loan	5.00%		5.00%	7/28/2023	12/22/2027	1,352	1,342	1,059	0.07%
Leonard Group, Inc	First lien senior secured revolving loan	S +	6.50%	11.09%	7/28/2023	2/26/2026	234	77	77	0.00%
Leonard Group, Inc	First lien senior secured term loan	S +	6.50%	11.09%	7/28/2023	2/26/2026	1,308	1,305	1,303	0.08%
Pink Lily Holdings, LLC (6)	First lien senior secured revolving loan	S +	7.00% PIK	11.74%	7/28/2023	11/16/2027	31	(1)	(2)	0.00%
Pink Lily Holdings, LLC	First lien senior secured term loan	S +	7.00% PIK	11.74%	7/28/2023	11/16/2027	1,309	1,286	1,207	0.08%
								16,078	15,718	1.01%
Textiles, apparel and luxury goods
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Lakeshirts LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	9.09%	12/30/2024	12/20/2030	$7,989	$(40)	$(40)	0.00%
Lakeshirts LLC	First lien senior secured revolving loan	S +	4.75%	9.21%	12/30/2024	12/30/2030	11,650	1,048	1,048	0.07%
Lakeshirts LLC	First lien senior secured term loan	S +	4.75%	9.09%	12/30/2024	12/30/2030	33,098	32,767	32,767	2.13%
								33,775	33,775	2.20%
Trading companies and distributors
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	10.02%	7/28/2023	4/9/2027	$330	$326	$326	0.02%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	10.02%	12/12/2023	4/9/2027	4,128	4,071	4,082	0.26%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	10.09%	7/28/2023	4/9/2027	344	340	341	0.02%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	10.09%	7/1/2024	4/9/2027	10,255	28	38	0.00%
AFC-Dell Holding Corp (6)(28)	First lien senior secured revolving loan	S +	5.50%	10.02%	7/28/2023	10/9/2026	156	(2)	(2)	0.00%
AFC-Dell Holding Corp	First lien senior secured term loan	S +	5.50%	10.09%	7/28/2023	4/9/2027	5,475	5,402	5,413	0.35%
American Equipment Systems LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.60%	7/28/2023	5/19/2025	37	37	36	0.00%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	11.58%	7/28/2023	11/5/2026	70	69	69	0.00%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	10.50%	3/15/2024	11/5/2026	935	921	922	0.06%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	10.48%	7/28/2023	11/5/2026	317	312	313	0.02%
Ascent Lifting, Inc (6)	First lien senior secured revolving loan	S +	5.25%	9.71%	9/9/2022	9/9/2027	2,500	(45)	(44)	0.00%
Ascent Lifting, Inc	First lien senior secured term loan	S +	5.25%	9.71%	9/9/2022	9/9/2027	17,020	16,672	16,696	1.08%
AWI Group, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.34%	8/1/2024	8/1/2029	4,487	3,937	3,944	0.26%
AWI Group, LLC	First lien senior secured revolving loan	S +	5.75%	10.27%	8/1/2024	8/1/2029	10,420	3,143	3,158	0.20%
AWI Group, LLC	First lien senior secured term loan	S +	5.75%	10.08%	8/1/2024	8/1/2029	55,199	54,165	54,233	3.52%
Banner Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.75% + 0.50% PIK	10.73%	7/28/2023	10/31/2025	558	557	548	0.04%
Banner Buyer, LLC	First lien senior secured revolving loan	S +	5.75% + 0.50% PIK	10.73%	7/28/2023	10/31/2025	370	72	66	0.00%
Banner Buyer, LLC	First lien senior secured term loan	S +	5.75% + 0.50% PIK	10.73%	7/28/2023	10/31/2025	1,345	1,341	1,317	0.09%
CAP KSI Holdings LLC	First lien senior secured revolving loan	S +	5.25%	9.61%	6/28/2024	6/28/2030	7,145	1,212	1,224	0.08%
CAP KSI Holdings LLC	First lien senior secured term loan	S +	5.25%	9.58%	6/28/2024	6/28/2030	42,547	41,939	42,034	2.73%
Eastern Communications Solutions, Inc. (6)	First lien senior secured revolving loan	S +	5.25%	9.57%	12/30/2024	12/30/2030	3,240	(49)	(49)	0.00%
Eastern Communications Solutions, Inc.	First lien senior secured term loan	S +	5.25%	9.57%	12/30/2024	12/30/2030	12,612	12,423	12,422	0.81%
Empire Equipment Company, LLC	First lien senior secured revolving loan	S +	6.25%	10.73%	7/28/2023	1/17/2025	439	187	184	0.01%
Empire Equipment Company, LLC	First lien senior secured term loan	S +	6.25%	10.72%	7/28/2023	1/17/2025	1,652	1,651	1,638	0.11%
Lehman Pipe Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.52%	8/30/2024	8/30/2030	5,309	(100)	(92)	(0.01)%
Lehman Pipe Buyer, LLC	First lien senior secured term loan	S +	5.00%	9.52%	8/30/2024	8/30/2030	29,550	28,986	29,037	1.88%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Montway LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.96%	7/28/2023	11/4/2025	662	660	659	0.04%
Montway LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.96%	7/28/2023	11/4/2025	150	(1)	(1)	0.00%
Montway LLC	First lien senior secured term loan	S +	6.25%	10.96%	7/28/2023	11/4/2025	701	698	697	0.05%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.59%	8/5/2022	8/5/2028	3,193	3,161	3,169	0.21%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.08%	8/5/2022	8/5/2028	2,694	2,652	2,674	0.17%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.88%	8/5/2022	8/5/2028	2,673	2,635	2,654	0.17%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.20%	12/1/2023	8/5/2028	4,672	4,574	4,637	0.30%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.30%	3/29/2024	8/5/2028	7,190	7,039	7,136	0.46%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	6.75%	10/31/2024	8/5/2028	4,221	2,459	2,467	0.16%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.10%	10/31/2024	8/5/2028	4,221	4,180	4,190	0.27%
NEFCO Holding Company, LLC	First lien senior secured revolving loan	P +	4.75%	12.25%	8/5/2022	8/5/2028	7,269	649	689	0.04%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	5.75%	10.45%	12/1/2023	8/5/2028	652	639	648	0.04%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	5.75%	10.34%	10/31/2024	8/5/2028	3,419	3,386	3,394	0.22%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	5.75%	10.27%	8/13/2024	8/5/2028	2,577	2,555	2,558	0.17%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	5.75%	10.27%	8/5/2022	8/5/2028	17,561	17,238	17,430	1.13%
Triad Technologies, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.73%	7/28/2023	10/31/2025	332	(3)	(3)	0.00%
Triad Technologies, LLC	First lien senior secured term loan	S +	5.25%	9.73%	7/28/2023	10/31/2025	1,192	1,183	1,180	0.08%
Value Added Distributors, LLC (6)	First lien senior secured revolving loan	S +	4.75%	9.10%	12/19/2024	12/19/2029	3,768	(57)	(57)	0.00%
Value Added Distributors, LLC	First lien senior secured term loan	S +	4.75%	9.10%	12/19/2024	12/19/2029	11,267	11,099	11,098	0.72%
Wolf Gordon Inc (6)	First lien senior secured revolving loan	P +	4.25%	11.75%	5/1/2024	5/1/2029	3,809	(66)	(61)	0.00%
Wolf Gordon Inc	First lien senior secured term loan	S +	5.25%	9.58%	5/1/2024	5/1/2029	20,328	19,969	19,998	1.30%
								262,244	263,010	17.06%
Water utilities
Diamondback Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.36%	10/15/2024	7/22/2026	$3,664	$1,005	$1,008	0.07%
Diamondback Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.34%	7/28/2023	7/22/2026	75	—	(1)	0.00%
Diamondback Buyer, LLC	First lien senior secured term loan	S +	5.00%	9.34%	7/28/2023	7/22/2026	1,421	1,413	1,407	0.09%
								2,418	2,414	0.16%
Total non-controlled/non-affiliated senior secured debt								$3,084,605	$3,080,554	199.88%
Non-controlled/non-affiliated sponsor subordinated notes
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK		19.50%	7/28/2023	7/17/2026	$15	$14	$15	0.00%
Total non-controlled/non-affiliated sponsor subordinated notes								14	15	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)	Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Total non-controlled/non-affiliated investments							3,084,619	3,080,569	199.88%
Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (29) (30) (31)	Equity - 14.34% membership interest						$74,533	$80,638	5.23%
Twin Brook Segregated Equity Holdings, LLC (29) (30) (31)	Equity - 2.11% membership interest						19	16	0.00%
Total non-controlled/affiliated investments							74,552	80,654	5.23%
Total investments							$3,159,171	$3,161,223	205.11%
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
(5)Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“Term SOFR” or “S”) and/or an alternate base rate (e.g. prime rate (“P”)), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the applicable margin has been provided over Term SOFR based on each respective credit agreement. As of December 31, 2024, the reference rates for the floating rate loans were the Term SOFR of 4.49%, the Prime Rate of 7.50%, and CORRA of 3.32%.
(6)Represents revolvers and delayed draw term loans where the entire balance is unfunded as of December 31, 2024. The negative fair value is a result of the commitment being valued below par. Refer to Note 8 for further information.
(7)Represents investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2024, non-qualifying assets represented approximately 4.39% of the total assets of the Company.
(8)Indicates loan was on non-accrual status as of December 31, 2024.
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
(13)Principal balance includes reserve for letter of credit of $175,771 on which the borrower pays 5.25%.
(14)Principal balance includes reserve for letter of credit of $277,717 on which the borrower pays 6.25%.
(15)Principal balance includes reserve for letter of credit of $15,973 on which the borrower pays 6.00%.
(16)Principal balance includes reserve for letter of credit of $7,896 on which the borrower pays 6.25%.
(17)Principal balance includes reserve for letter of credit of $5,240 on which the borrower pays 6.50%.
(18)Principal balance includes reserve for letter of credit of $163,717 on which the borrower pays 6.00%.
(19)Principal balance includes reserve for letter of credit of $16,960 on which the borrower pays 5.75%.
(20)Principal balance includes reserve for letter of credit of $5,410 on which the borrower pays 6.00%.
(21)Principal balance includes reserve for letter of credit of $168,934 on which the borrower pays 6.00%.
(22)Principal balance includes reserve for letter of credit of $5,625 on which the borrower pays 6.00%.
(23)Principal balance includes reserve for letter of credit of $429,910 on which the borrower pays 5.50%.

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)
(24)Principal balance includes reserve for letter of credit of $49,807 on which the borrower pays 5.00%.
(25)Principal balance includes reserve for letter of credit of $1,951 on which the borrower pays 5.00%.
(26)Principal balance includes reserve for letter of credit of $3,517 on which the borrower pays 6.75%.
(27)Principal balance includes reserve for letter of credit of $238,050 on which the borrower pays 5.25%.
(28)Principal balance includes reserve for letter of credit of $6,240 on which the borrower pays 5.50%.
(29)As a practical expedient, the Company uses net asset value to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.
(30)Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities is $80,654 or 5.23% of the Company's net assets. The “restricted securities,” Twin Brook Equity Holdings, LLC and Twin Brook Segregated Equity Holdings, LLC, were purchased on May 19, 2022 and July 28, 2023, respectively.
(31)Non-income producing investment.

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation/ (Depreciation)
Wells Fargo Bank, National Association	USD 1,331	CAD 941	1/24/2025	$(14)
Wells Fargo Bank, National Association	CAD 1,408	USD 1,935	1/24/2025	60
Total				$46

Currency Abbreviations:
USD - U.S. Dollar
CAD - Canadian Dollar

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation/(Depreciation)
Morgan Stanley Capital Services, LLC	Series A, Tranche A Notes	7.6900%	S + 3.547%	9/19/2026	$90,000	149	—	149
Morgan Stanley Capital Services, LLC	Series A, Tranche B Notes	7.7800%	S + 3.866%	9/19/2028	150,000	(512)	—	(512)
MUFG Bank, Ltd.	Series B, Tranche A Notes	6.4200%	S + 3.122%	10/15/2028	20,000	(601)	—	(601)
MUFG Bank, Ltd.	Series B, Tranche A Notes	6.4200%	S + 3.116%	10/15/2028	65,000	(1,939)	—	(1,939)
Wells Fargo Bank, N.A.	Series B, Tranche C Notes	6.5200%	S + 3.181%	10/15/2029	100,000	(3,527)	—	(3,527)
Morgan Stanley Capital Services, LLC	Series B, Tranche C Notes	6.5200%	S + 3.384%	10/15/2029	50,000	(1,940)	—	(1,940)
MUFG Bank, Ltd.	Series B, Tranche C Notes	6.5200%	S + 3.243%	10/15/2029	50,000	(1,925)	—	(1,925)
MUFG Bank, Ltd.	Series B, Tranche C Notes	6.5200%	S + 3.266%	10/15/2029	90,000	(3,542)	—	(3,542)
Total						$(13,837)	$—	$(13,837)

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Interest Rate Options
Counterparty	Instrument	Company Receives	Company Sold	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation/(Depreciation)
Wells Fargo Bank, N.A.	Sold SOFR Floor with Annnuitized Premium	0.08%. Semiannual premium	1.00% 3M SOFR Floor	4/15/2029	$100,000	152	—	152
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annnuitized Premium	0.09% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	50,000	96	—	96
MUFG Bank, Ltd.	Sold SOFR Floor with Annnuitized Premium	0.0604% Quarterly premium	1.00% 3M SOFR Floor	7/15/2028	20,000	21	—	21
MUFG Bank, Ltd.	Sold SOFR Floor with Annnuitized Premium	0.0919% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	50,000	76	—	76
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annnuitized Premium	0.0700% Semiannual premium	1.00% 3M SOFR Floor	12/19/2026	90,000	37	—	37
MUFG Bank, Ltd.	Sold SOFR Floor with Annnuitized Premium	0.0642% Quarterly premium	1.00% 3M SOFR Floor	7/15/2028	65,000	67	—	67
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annnuitized Premium	0.1100% Semiannual premium	1.00% 3M SOFR Floor	9/19/2028	150,000	226	—	226
MUFG Bank, Ltd.	Sold SOFR Floor with Annnuitized Premium	0.0935% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	90,000	137	—	137
Total						$812	$—	$812

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt
Aerospace and defense
Mattco Forge, Inc (6)	First lien senior secured revolving loan	S +	5.25%	10.86%	12/6/2024	$506	$(5)	$(4)	0.00%
Mattco Forge, Inc	First lien senior secured term loan	S +	5.25%	10.86%	1/6/2025	2,064	2,050	2,048	0.26%
							2,045	2,044	0.26%
Air freight and logistics
Load One Purchaser Corporation (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.61%	6/21/2028	$6,230	$(87)	$(85)	(0.01)%
Load One Purchaser Corporation (6)	First lien senior secured revolving loan	S +	6.00%	11.61%	6/21/2028	3,557	(52)	(48)	(0.01)%
Load One Purchaser Corporation	First lien senior secured term loan	S +	6.00%	11.61%	6/21/2028	14,144	13,924	13,942	1.74%
Zipline Logistics, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.47%	9/19/2027	4,527	(67)	(62)	(0.01)%
Zipline Logistics, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.47%	9/19/2027	1,687	(25)	(23)	0.00%
Zipline Logistics, LLC	First lien senior secured term loan	S +	6.00%	11.47%	9/19/2027	6,855	6,743	6,752	0.85%
							20,436	20,476	2.56%
Auto components
Raneys, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.11%	6/7/2027	$4,848	$1,262	$1,274	0.16%
Raneys, LLC	First lien senior secured revolving loan	P +	5.50%	14.00%	6/7/2027	1,560	208	209	0.03%
Raneys, LLC	First lien senior secured term loan	S +	6.50%	12.11%	6/7/2027	9,298	9,134	9,149	1.15%
AvCarb, LLC	First lien senior secured delayed draw term loan	S +	2.00% + 5.00% PIK	13.61%	11/12/2026	233	229	229	0.03%
AvCarb, LLC (6)	First lien senior secured revolving loan	S +	2.00% + 5.00% PIK	12.90%	11/12/2026	38	—	(1)	—%
AvCarb, LLC	First lien senior secured term loan	S +	2.00% + 5.00% PIK	12.90%	11/12/2026	498	493	491	0.06%
A.P.A. Industries, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.61%	1/10/2028	1,523	(31)	(29)	—%
A.P.A. Industries, LLC	First lien senior secured term loan	S +	6.00%	11.61%	1/10/2028	9,568	9,368	9,379	1.16%
Certified Collision Group Acquisition Corp (6)	First lien senior secured revolving loan	S +	6.00%	11.61%	5/17/2027	19	—	—	—%
Certified Collision Group Acquisition Corp	First lien senior secured term loan	S +	6.00%	11.61%	5/17/2027	420	418	416	0.05%
Vehicle Accessories, Inc (6)	First lien senior secured revolving loan	S +	5.25%	10.72%	11/30/2026	38	—	—	—%
Vehicle Accessories, Inc	First lien senior secured term loan	S +	5.25%	10.72%	11/30/2026	1,649	1,650	1,644	0.21%
							22,731	22,761	2.85%
Chemicals
Custom Agronomics Holdings, LLC	First lien senior secured revolving loan	S +	6.50%	11.97%	8/30/2027	$2,357	$162	$165	0.02%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	12.11%	8/30/2027	4,124	4,061	4,065	0.51%
AM Buyer, LLC	First lien senior secured revolving loan	S +	6.75%	12.39%	5/1/2025	111	15	15	—%
AM Buyer, LLC	First lien senior secured term loan	S +	6.75%	12.36%	5/1/2025	465	464	462	0.06%
Answer Acquisition, LLC	First lien senior secured revolving loan	S +	5.75%	11.25%	12/30/2026	38	28	28	—%
Answer Acquisition, LLC	First lien senior secured term loan	S +	5.75%	11.25%	12/30/2026	1,682	1,668	1,662	0.21%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
SASE Company, LLC	First lien senior secured revolving loan	S +	6.00%	11.47%	11/15/2026	38	18	18	—%
SASE Company, LLC	First lien senior secured term loan	S +	6.00%	11.47%	11/15/2026	1,599	1,587	1,581	0.20%
Teel Plastics, LLC (6)	First lien senior secured revolving loan	S +	5.00%	10.47%	1/24/2025	324	(1)	(1)	—%
Teel Plastics, LLC	First lien senior secured term loan	S +	5.00%	10.47%	1/24/2025	1,769	1,770	1,765	0.21%
USALCO, LLC	First lien senior secured revolving loan	S +	6.00%	11.47%	10/19/2026	100	41	41	0.01%
USALCO, LLC	First lien senior secured term loan	S +	6.00%	11.61%	10/19/2027	2,545	2,529	2,522	0.32%
							12,342	12,323	1.54%
Commercial services and supplies
Industrial Air Flow Dynamics, Inc (6)	First lien senior secured revolving loan	S +	6.25%	11.78%	8/5/2028	$2,537	$(39)	$(35)	0.00%
Industrial Air Flow Dynamics, Inc	First lien senior secured term loan	S +	6.25%	11.78%	8/5/2028	17,579	17,286	17,318	2.17%
Quality Liaison Services of North America, Inc (6)	First lien senior secured revolving loan	S +	6.00%	11.53%	5/2/2028	1,629	(35)	(33)	—%
Quality Liaison Services of North America, Inc	First lien senior secured term loan	S +	6.00%	11.53%	5/2/2028	12,849	12,563	12,578	1.57%
Alliance Environmental Group, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.61%	12/30/2027	54	53	52	0.01%
Alliance Environmental Group, LLC	First lien senior secured revolving loan	S +	6.00%	11.61%	12/30/2027	38	34	33	—%
Alliance Environmental Group, LLC	First lien senior secured term loan	S +	3.00% + 3.00% PIK	11.61%	12/30/2027	2,146	2,111	2,059	0.26%
Edko Acquisition, LLC (6)(8)	First lien senior secured revolving loan	S +	5.75%	11.36%	6/25/2026	38	—	—	—%
Edko Acquisition, LLC	First lien senior secured term loan	S +	5.75%	11.36%	6/25/2026	1,128	1,120	1,116	0.14%
Franchise Fastlane, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.89%	5/2/2027	15	—	—	—%
Franchise Fastlane, LLC	First lien senior secured term loan	S +	5.25%	10.89%	5/2/2027	1,158	1,146	1,142	0.14%
Gold Medal Holdings, Inc (9)	First lien senior secured revolving loan	S +	7.00%	12.62%	3/17/2027	50	45	45	0.01%
Gold Medal Holdings, Inc	First lien senior secured term loan	S +	7.00%	12.61%	3/17/2027	717	713	710	0.09%
Green Monster Acquisition, LLC	First lien senior secured revolving loan	S +	5.75%	11.22%	12/28/2026	38	26	26	—%
Green Monster Acquisition, LLC	First lien senior secured term loan	S +	5.75%	11.40%	12/28/2026	1,157	1,146	1,142	0.14%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.97%	3/31/2028	95	94	94	0.01%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.97%	3/31/2028	355	149	153	0.02%
HLSG Intermediate, LLC	First lien senior secured revolving loan	S +	6.50%	11.97%	3/31/2028	60	19	19	—%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	6.50%	12.11%	3/31/2028	645	632	640	0.08%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	6.50%	11.97%	3/31/2028	994	990	986	0.12%
Nimlok Company, LLC (6)(10)	First lien senior secured revolving loan	S +	5.50%	11.11%	11/27/2024	320	(2)	(3)	—%
Nimlok Company, LLC	First lien senior secured term loan	S +	5.50%	11.11%	11/27/2025	2,607	2,592	2,584	0.32%
PRA Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.00%	5/12/2028	56	(1)	(1)	—%
PRA Acquisition, LLC	First lien senior secured term loan	S +	6.50%	12.00%	5/12/2028	635	621	620	0.08%
Steel City Wash, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.61%	12/27/2026	141	140	140	0.02%
Steel City Wash, LLC	First lien senior secured revolving loan	S +	6.00%	11.61%	12/27/2026	38	21	21	—%
Steel City Wash, LLC	First lien senior secured term loan	S +	6.00%	11.61%	12/27/2026	786	780	777	0.10%
							42,204	42,183	5.28%
Construction and engineering
Rose Paving, LLC	First lien senior secured revolving loan	S +	5.50%	11.20%	11/7/2028	$5,055	$631	$639	0.08%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Rose Paving, LLC	First lien senior secured term loan	S +	5.50%	11.00%	11/7/2028	17,427	17,068	17,095	2.14%
Ironhorse Purchaser, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.11%	9/30/2027	9,319	9,219	9,228	1.16%
Ironhorse Purchaser, LLC (12)	First lien senior secured revolving loan	S +	6.50%	12.11%	9/30/2027	5,813	3,262	3,286	0.41%
Ironhorse Purchaser, LLC	First lien senior secured term loan	S +	6.50%	12.11%	9/30/2027	30,299	29,930	29,976	3.76%
BCI Burke Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	11.11%	12/14/2027	129	22	22	0.00%
BCI Burke Holding Corp (6)	First lien senior secured revolving loan	S +	5.50%	11.11%	12/14/2027	79	(1)	(1)	0.00%
BCI Burke Holding Corp	First lien senior secured term loan	S +	5.50%	11.11%	12/14/2027	815	811	808	0.10%
CPS HVAC Group, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.36%	12/15/2026	150	31	26	0.00%
CPS HVAC Group, LLC (11)	First lien senior secured revolving loan	S +	6.75%	12.36%	12/15/2026	38	12	10	0.00%
CPS HVAC Group, LLC	First lien senior secured term loan	S +	6.75%	12.36%	12/15/2026	269	264	254	0.03%
Domino Equipment Company, LLC	First lien senior secured revolving loan	S +	6.50%	11.97%	4/1/2026	79	12	7	0.00%
Domino Equipment Company, LLC	First lien senior secured term loan	S +	6.25% + 0.25% PIK	11.97%	4/1/2026	506	498	467	0.06%
Highland Acquisition, Inc (6)	First lien senior secured revolving loan	S +	5.25%	10.86%	3/9/2027	30	—	—	0.00%
Highland Acquisition, Inc	First lien senior secured term loan	S +	5.25%	10.86%	3/9/2027	871	862	859	0.11%
							62,621	62,676	7.85%
Containers and packaging
Bulk Lift International, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.36%	11/15/2027	$127	$125	$125	0.02%
Bulk Lift International, LLC (6)	First lien senior secured revolving loan	S +	6.75%	12.36%	11/15/2027	1,801	(39)	(39)	0.00%
Bulk Lift International, LLC	First lien senior secured term loan	S +	6.75%	12.36%	11/15/2027	6,180	6,043	6,048	0.76%
K-1 Packaging Group LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.86%	10/6/2027	6,748	(127)	(120)	(0.02)%
K-1 Packaging Group LLC	First lien senior secured term loan	S +	6.25%	11.86%	10/6/2027	31,406	30,749	30,805	3.86%
Sixarp, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	10.86%	8/5/2027	3,180	(45)	(42)	(0.01)%
Sixarp, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.86%	8/5/2027	3,732	(54)	(49)	(0.01)%
Sixarp, LLC	First lien senior secured term loan	S +	5.25%	10.86%	8/5/2027	19,627	19,319	19,349	2.42%
Innovative FlexPak, LLC	First lien senior secured revolving loan	S +	7.00%	12.47%	1/23/2025	627	492	428	0.05%
Innovative FlexPak, LLC	First lien senior secured term loan	S +	7.00%	12.47%	1/23/2025	2,616	2,048	1,786	0.22%
Innovative FlexPak, LLC	First lien senior secured term loan	S +	20.00% PIK	20.00%	1/23/2025	384	292	262	0.03%
Johns Byrne LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.60%	8/31/2029	2,578	(60)	(57)	(0.01)%
Johns Byrne LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.60%	8/31/2029	1,460	(34)	(32)	0.00%
Johns Byrne LLC	First lien senior secured term loan	S +	6.25%	11.60%	8/31/2029	9,644	9,418	9,427	1.18%
MRC Keeler Acquisition LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.25%	12/4/2025	73	72	68	0.01%
MRC Keeler Acquisition LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.25%	12/4/2025	150	(1)	(10)	0.00%
MRC Keeler Acquisition LLC	First lien senior secured term loan	S +	5.75%	11.25%	12/4/2025	904	899	846	0.11%
Vanguard Packaging, LLC (6)	First lien senior secured revolving loan	S +	5.00%	10.47%	8/9/2024	535	(2)	(2)	0.00%
Vanguard Packaging, LLC	First lien senior secured term loan	S +	5.00%	10.47%	8/9/2024	1,092	1,092	1,089	0.14%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
							70,187	69,882	8.75%
Distributors
RTP Acquisition, LLC (6)	First lien senior secured revolving loan	P +	5.50%	14.00%	8/17/2026	$38	$(1)	$(1)	0.00%
RTP Acquisition, LLC	First lien senior secured term loan	S +	6.50%	11.97%	8/17/2026	2,720	2,676	2,678	0.34%
							2,675	2,677	0.34%
Diversified consumer services
ACES Intermediate, Inc (6)	First lien senior secured revolving loan	S +	5.50%	10.97%	7/27/2027	$7,114	$(101)	$(94)	(0.01)%
ACES Intermediate, Inc	First lien senior secured term loan	S +	5.50%	10.97%	7/27/2027	31,977	31,495	31,528	3.93%
Yard-Nique, Inc	First lien senior secured delayed draw term loan	S +	6.00%	11.50%	4/30/2026	6,234	963	965	0.12%
Yard-Nique, Inc	First lien senior secured revolving loan	S +	5.00%	10.50%	4/30/2026	889	74	75	0.01%
Yard-Nique, Inc	First lien senior secured term loan	S +	6.00%	11.50%	4/30/2026	7,072	7,006	7,012	0.88%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.00%	12/30/2027	7,402	5,697	5,724	0.72%
Esquire Deposition Solutions, LLC	First lien senior secured revolving loan	S +	6.50%	12.00%	12/30/2027	2,162	597	611	0.08%
Esquire Deposition Solutions, LLC	First lien senior secured term loan	S +	6.50%	12.00%	12/30/2027	15,895	15,518	15,617	1.95%
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.79%	4/25/2028	7,258	3,754	3,762	0.47%
CL Services Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.78%	4/25/2028	1,629	(35)	(33)	—%
CL Services Acquisition, LLC	First lien senior secured term loan	S +	6.25%	11.78%	4/25/2028	10,221	9,987	10,002	1.25%
50Floor, LLC	First lien senior secured revolving loan	S +	7.75%	13.25%	12/31/2025	199	145	138	0.02%
50Floor, LLC	First lien senior secured term loan	S +	2.75% + 5.00% PIK	13.25%	12/31/2026	965	957	917	0.11%
Home Brands Group Holdings, Inc (6)	First lien senior secured revolving loan	S +	4.75%	10.29%	11/8/2026	48	(1)	(1)	—%
Home Brands Group Holdings, Inc	First lien senior secured term loan	S +	4.75%	10.29%	11/8/2026	1,701	1,688	1,682	0.21%
ISSA, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.86%	3/1/2027	131	(2)	(2)	—%
ISSA, LLC	First lien senior secured term loan	S +	6.25%	11.86%	3/1/2027	1,858	1,836	1,834	0.23%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	6.25%	12.07%	12/29/2026	7,060	509	560	0.07%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.94%	12/29/2026	87	86	86	0.01%
Juniper Landscaping Holdings LLC (13)	First lien senior secured revolving loan	S +	6.25%	12.06%	12/29/2026	820	121	127	0.02%
Juniper Landscaping Holdings LLC	First lien senior secured term loan	S +	6.25%	11.86%	12/29/2026	3,032	2,989	2,996	0.38%
Kalkomey Enterprises, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.00%	4/24/2025	77	—	(1)	—%
Kalkomey Enterprises, LLC	First lien senior secured term loan	S +	6.50%	12.00%	4/24/2026	1,037	1,032	1,029	0.13%
PPW Acquisition, LLC	First lien senior secured revolving loan	S +	6.75%	12.37%	9/30/2026	38	6	5	—%
PPW Acquisition, LLC	First lien senior secured term loan	S +	4.25% + 2.50% PIK	12.50%	9/30/2026	603	588	563	0.07%
TSR Concrete Coatings, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.75%	9/22/2028	1,534	(36)	(35)	—%
TSR Concrete Coatings, LLC	First lien senior secured term loan	S +	6.25%	11.75%	9/22/2028	6,211	6,063	6,071	0.76%
Lawn Care Holdings Purchaser, Inc	First lien senior secured delayed draw term loan	P +	5.50%	14.00%	10/24/2028	4,598	786	786	0.10%
Lawn Care Holdings Purchaser, Inc (6)	First lien senior secured revolving loan	S +	6.50%	12.12%	10/24/2028	828	(24)	(24)	—%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Lawn Care Holdings Purchaser, Inc	First lien senior secured term loan	S +	6.50%	12.12%	10/24/2028	2,916	2,831	2,830	0.35%
Premier Early Childhood Education Partners LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.22%	11/22/2028	10,983	2,523	2,523	0.32%
Premier Early Childhood Education Partners LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.22%	11/22/2028	1,380	(34)	(34)	—%
Premier Early Childhood Education Partners LLC	First lien senior secured term loan	S +	5.75%	11.22%	11/22/2028	8,313	8,108	8,107	1.01%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.11%	3/23/2026	1,621	1,384	1,380	0.17%
United Land Services Opco Parent, LLC	First lien senior secured revolving loan	S +	6.50%	12.11%	3/23/2026	150	108	108	0.01%
United Land Services Opco Parent, LLC	First lien senior secured term loan	S +	6.50%	12.11%	3/23/2026	356	352	351	0.04%
							106,970	107,165	13.41%
Electrical equipment
WCI Volt Purchaser, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.86%	9/15/2028	$2,249	$(35)	$(32)	0.00%
WCI Volt Purchaser, LLC	First lien senior secured term loan	S +	5.25%	10.86%	9/15/2028	9,632	9,474	9,488	1.18%
AEP Passion Intermediate Holdings, Inc	First lien senior secured delayed draw term loan	S +	6.50%	11.96%	10/5/2027	71	69	69	0.01%
AEP Passion Intermediate Holdings, Inc	First lien senior secured revolving loan	S +	6.50%	11.96%	10/5/2027	48	31	31	—%
AEP Passion Intermediate Holdings, Inc	First lien senior secured term loan	S +	6.50%	12.04%	10/5/2027	1,268	1,245	1,240	0.16%
							10,784	10,796	1.35%
Electronic equipment, instruments and components
ITSavvy LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.78%	8/8/2028	$1,553	$1,309	$1,309	0.16%
ITSavvy LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.89%	8/8/2028	1,778	(14)	(11)	0.00%
ITSavvy LLC	First lien senior secured term loan	S +	5.25%	10.89%	8/8/2028	11,801	11,705	11,723	1.47%
Advanced Lighting Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.47%	11/22/2025	324	—	—	—%
Advanced Lighting Acquisition, LLC	First lien senior secured term loan	S +	6.00%	11.47%	11/22/2025	1,181	1,182	1,179	0.15%
Nelson Name Plate Company	First lien senior secured delayed draw term loan	S +	5.50%	11.11%	10/18/2026	118	117	116	0.01%
Nelson Name Plate Company (6)	First lien senior secured revolving loan	S +	5.50%	11.11%	10/18/2026	90	(1)	(1)	—%
Nelson Name Plate Company	First lien senior secured term loan	S +	5.50%	11.11%	10/18/2026	892	885	880	0.11%
							15,183	15,195	1.90%
Food and staples retailing
Universal Pure, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.51%	10/31/2028	$364	$37	$38	0.00%
Universal Pure, LLC (16)	First lien senior secured revolving loan	S +	6.00%	11.50%	10/31/2028	7,142	2,163	2,170	0.27%
Universal Pure, LLC	First lien senior secured term loan	S +	6.00%	11.50%	10/31/2028	17,675	17,268	17,280	2.15%
Ever Fresh Fruit Company, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.96%	11/17/2028	1,380	(34)	(34)	—%
Ever Fresh Fruit Company, LLC	First lien senior secured term loan	S +	6.50%	11.96%	11/17/2028	7,363	7,182	7,180	0.90%
Engelman Baking Co, LLC	First lien senior secured revolving loan	S +	5.50%	10.97%	2/28/2025	207	6	6	—%
Engelman Baking Co, LLC	First lien senior secured term loan	S +	5.50%	10.97%	2/28/2025	706	704	702	0.09%
Mad Rose Company, LLC (6)(14)	First lien senior secured revolving loan	S +	6.50%	12.15%	5/7/2026	395	(5)	(4)	—%
Mad Rose Company, LLC	First lien senior secured term loan	S +	6.25%	11.90%	5/7/2026	2,928	2,892	2,895	0.36%
Main Street Gourmet, LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.86%	11/10/2025	41	41	41	0.01%
Main Street Gourmet, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.86%	11/10/2025	38	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Main Street Gourmet, LLC	First lien senior secured term loan	S +	5.25%	10.86%	11/10/2025	1,110	1,106	1,102	0.14%
NutriScience Innovations, LLC (6)(15)	First lien senior secured revolving loan	S +	7.00%	12.61%	4/21/2026	131	(1)	(1)	—%
NutriScience Innovations, LLC	First lien senior secured term loan	S +	7.00%	12.61%	4/21/2026	390	387	385	0.05%
Qin's Buffalo, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.61%	5/5/2027	75	(1)	(1)	—%
Qin's Buffalo, LLC	First lien senior secured revolving loan	P +	5.00%	13.50%	5/5/2027	38	7	7	—%
Qin's Buffalo, LLC	First lien senior secured term loan	S +	6.00%	11.61%	5/5/2027	531	524	523	0.07%
SCP Beverage Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	11.15%	11/24/2026	38	12	12	—%
SCP Beverage Buyer, LLC	First lien senior secured term loan	S +	5.50%	11.15%	11/24/2026	7,184	7,117	7,090	0.89%
							39,405	39,391	4.93%
Food products
Sun Orchard, LLC (6)	First lien senior secured revolving loan	S +	5.00%	10.61%	7/8/2027	$5,336	$(75)	$(69)	(0.01)%
Sun Orchard, LLC	First lien senior secured term loan	S +	5.00%	10.61%	7/8/2027	11,414	11,253	11,258	1.41%
BPCP WLF Intermedco LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.50%	8/19/2027	5,846	(85)	(78)	(0.01)%
BPCP WLF Intermedco LLC	First lien senior secured revolving loan	S +	6.00%	11.50%	8/19/2027	3,383	1,304	1,308	0.16%
BPCP WLF Intermedco LLC	First lien senior secured term loan	S +	6.00%	11.50%	8/19/2027	23,092	22,735	22,765	2.86%
Treat Planet Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.11%	1/11/2028	1,965	(48)	(46)	(0.01)%
Treat Planet Acquisition, LLC	First lien senior secured term loan	S +	6.50%	12.11%	1/11/2028	7,228	7,046	7,052	0.88%
Icelandirect, LLC	First lien senior secured revolving loan	S +	6.50%	12.11%	7/30/2026	38	32	32	—%
Icelandirect, LLC	First lien senior secured term loan	S +	6.50%	12.11%	7/30/2026	707	701	699	0.09%
Starwest Botanicals Acquisition, LLC	First lien senior secured revolving loan	S +	5.25%	10.72%	4/30/2027	174	70	68	0.01%
Starwest Botanicals Acquisition, LLC	First lien senior secured term loan	S +	5.25%	10.72%	4/30/2027	799	761	753	0.09%
Westminster Cracker Company, Inc (6)	First lien senior secured revolving loan	S +	6.25%	11.71%	8/30/2026	1,534	(23)	(22)	—%
Westminster Cracker Company, Inc	First lien senior secured term loan	S +	6.25%	11.71%	8/30/2026	9,721	9,567	9,578	1.20%
							53,238	53,298	6.67%
Gas utilities
Hydromax USA, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.21%	12/30/2026	$111	$107	$109	0.01%
Hydromax USA, LLC (6)	First lien senior secured revolving loan	S +	6.75%	12.21%	12/30/2026	228	(8)	(5)	0.00%
Hydromax USA, LLC	First lien senior secured term loan	S +	6.75%	12.21%	12/30/2026	1,204	1,164	1,179	0.15%
							1,263	1,283	0.16%
Health care equipment and supplies
Medical Technology Associates, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.61%	7/25/2028	$1,966	$(37)	$(35)	0.00%
Medical Technology Associates, LLC	First lien senior secured term loan	S +	6.00%	11.61%	7/25/2028	19,275	18,885	18,932	2.36%
Nasco Healthcare Inc. (6)(17)	First lien senior secured revolving loan	S +	5.75%	11.25%	6/30/2025	3,322	(23)	(20)	—%
Nasco Healthcare Inc.	First lien senior secured term loan	S +	5.75%	11.25%	6/30/2025	15,490	15,371	15,392	1.93%
Surplus Solutions, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.61%	11/30/2027	1,771	(35)	(33)	—%
Surplus Solutions, LLC	First lien senior secured term loan	S +	6.00%	11.61%	11/30/2027	10,042	9,844	9,854	1.23%
626 Holdings Equity LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.57%	2/14/2028	313	220	220	0.03%
626 Holdings Equity LLC	First lien senior secured revolving loan	S +	6.00%	11.65%	2/14/2028	75	44	44	0.01%
626 Holdings Equity LLC	First lien senior secured term loan	S +	6.00%	11.61%	2/14/2028	875	864	861	0.11%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
EMSAR Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.11%	3/30/2026	214	212	211	0.03%
EMSAR Acquisition LLC	First lien senior secured revolving loan	S +	6.50%	12.11%	3/30/2026	134	119	119	0.01%
EMSAR Acquisition LLC	First lien senior secured term loan	S +	6.50%	12.11%	3/30/2026	1,037	1,024	1,024	0.13%
Reliable Medical Supply LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.61%	4/8/2025	67	66	66	0.01%
Reliable Medical Supply LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.62%	4/8/2025	75	18	18	—%
Reliable Medical Supply LLC	First lien senior secured revolving loan	S +	6.00%	11.61%	4/8/2025	138	82	81	0.01%
Reliable Medical Supply LLC	First lien senior secured term loan	S +	6.00%	11.61%	4/8/2025	923	917	913	0.11%
SCA Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.14%	1/20/2026	278	274	274	0.03%
SCA Buyer, LLC	First lien senior secured revolving loan	S +	6.50%	12.14%	1/20/2026	133	131	130	0.02%
SCA Buyer, LLC	First lien senior secured term loan	S +	6.50%	12.14%	1/20/2026	749	738	737	0.09%
Spectrum Solutions, LLC	First lien senior secured delayed draw term loan	S +	15.00% PIK	15.00%	3/5/2026	100	95	79	0.01%
Spectrum Solutions, LLC (6)	First lien senior secured revolving loan	S +	2.75%	8.36%	3/5/2026	267	(32)	(57)	(0.01)%
Spectrum Solutions, LLC	First lien senior secured term loan	S +	2.75%	8.36%	3/5/2026	503	442	397	0.05%
							49,219	49,207	6.16%
Health care providers and services
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured delayed draw term loan	S +	5.50%	11.22%	6/7/2026	$7,496	$3,014	$3,017	0.38%
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured revolving loan	S +	5.50%	11.40%	6/7/2026	1,710	(17)	(15)	0.00%
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured term loan	S +	5.50%	11.40%	6/7/2026	13,648	13,489	13,501	1.69%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured revolving loan	S +	6.00%	11.76%	8/2/2027	5,898	3,258	3,264	0.41%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S +	6.00%	11.50%	8/2/2027	31,320	30,850	30,884	3.87%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.84%	11/2/2027	16,949	13,037	13,035	1.63%
Endodontic Practice Partners, LLC	First lien senior secured revolving loan	S +	6.00%	11.90%	11/2/2027	1,956	163	166	0.02%
Endodontic Practice Partners, LLC	First lien senior secured term loan	S +	6.00%	11.87%	11/2/2027	15,432	15,176	15,195	1.90%
IPC Pain Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.97%	5/19/2027	11,057	9,889	9,891	1.24%
IPC Pain Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.97%	5/19/2027	1,140	(12)	(10)	0.00%
IPC Pain Acquisition, LLC	First lien senior secured term loan	S +	5.50%	10.97%	5/19/2027	2,932	2,900	2,903	0.36%
NH Kronos Buyer, Inc. (6)	First lien senior secured revolving loan	S +	6.25%	11.75%	11/1/2028	12,705	(306)	(271)	(0.03)%
NH Kronos Buyer, Inc.	First lien senior secured term loan	S +	6.25%	11.75%	11/1/2028	53,238	51,905	52,034	6.54%
Advocate RCM Acquisition Corp (6)	First lien senior secured revolving loan	S +	6.50%	11.96%	12/22/2026	2,902	(51)	(51)	(0.01)%
Advocate RCM Acquisition Corp	First lien senior secured term loan	S +	6.50%	11.96%	12/22/2026	22,617	22,221	22,221	2.78%
Purpose Home Health Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.89%	11/3/2027	6,832	6,714	6,722	0.84%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.25%	12.12%	11/3/2027	1,956	(34)	(32)	0.00%
Purpose Home Health Acquisition, LLC	First lien senior secured term loan	S +	6.25%	12.12%	11/3/2027	8,230	8,084	8,096	1.01%
ADVI Health, LLC (6)	First lien senior secured revolving loan	S +	7.00%	12.61%	11/29/2027	1,062	(21)	(20)	0.00%
ADVI Health, LLC	First lien senior secured term loan	S +	7.00%	12.61%	11/29/2027	6,180	6,051	6,060	0.76%
Spear Education Holdings, LLC (6)	First lien senior secured revolving loan	S +	7.50%	13.00%	12/15/2027	4,463	(97)	(93)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Spear Education Holdings, LLC	First lien senior secured term loan	S +	7.50%	13.00%	12/15/2027	12,446	12,165	12,176	1.52%
US Foot and Ankle Specialists, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.86%	9/15/2026	16,496	16,301	16,326	2.04%
US Foot and Ankle Specialists, LLC	First lien senior secured revolving loan	S +	6.25%	11.87%	9/15/2026	2,699	2,225	2,228	0.28%
US Foot and Ankle Specialists, LLC	First lien senior secured term loan	S +	6.25%	11.86%	9/15/2026	22,884	22,566	22,596	2.83%
MWEC Management, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.63%	2/14/2025	1,429	93	92	0.01%
MWEC Management, LLC	First lien senior secured revolving loan	S +	6.00%	11.64%	2/14/2028	1,924	582	583	0.07%
MWEC Management, LLC	First lien senior secured term loan	S +	6.00%	11.64%	2/14/2028	11,626	11,346	11,364	1.42%
Beghou Consulting, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.36%	5/1/2028	2,714	(65)	(62)	(0.01)%
Beghou Consulting, LLC	First lien senior secured term loan	S +	5.75%	11.36%	5/1/2028	15,390	15,012	15,027	1.88%
BPCP EE Intermedco LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.25%	4/3/2028	3,202	1,985	1,988	0.25%
BPCP EE Intermedco LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.25%	4/3/2028	2,244	(53)	(50)	(0.01)%
BPCP EE Intermedco LLC	First lien senior secured term loan	S +	5.75%	11.25%	4/3/2028	6,494	6,336	6,345	0.79%
Flourish Research Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.00%	4/28/2025	2,213	2,170	2,171	0.27%
Flourish Research Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.15%	4/28/2026	3,384	721	734	0.09%
Flourish Research Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.97%	4/28/2026	848	(16)	(16)	—%
Flourish Research Acquisition, LLC	First lien senior secured term loan	S +	6.50%	11.97%	4/28/2026	19,657	19,250	19,263	2.41%
H2 Holdco, Inc	First lien senior secured delayed draw term loan	S +	5.25% + 2.25% PIK	13.26%	5/5/2028	7,245	2,251	2,258	0.28%
H2 Holdco, Inc (6)(19)	First lien senior secured revolving loan	S +	5.25% + 2.25% PIK	13.26%	5/5/2028	2,544	(66)	(64)	(0.01)%
H2 Holdco, Inc	First lien senior secured term loan	S +	5.25% + 2.25% PIK	13.26%	5/5/2028	18,070	17,585	17,609	2.20%
Agility Intermediate, Inc	First lien senior secured delayed draw term loan	S +	6.75%	12.36%	4/15/2026	110	107	105	0.01%
Agility Intermediate, Inc	First lien senior secured revolving loan	S +	6.75%	12.36%	4/15/2026	134	77	74	0.01%
Agility Intermediate, Inc	First lien senior secured term loan	S +	6.75%	12.36%	4/15/2026	240	234	229	0.03%
Apex Dental Partners, LLC	First lien senior secured delayed draw term loan	S +	4.75%	10.39%	11/23/2025	112	15	15	—%
Apex Dental Partners, LLC	First lien senior secured delayed draw term loan	S +	4.75% + 2.00% PIK	12.39%	11/23/2025	441	438	437	0.05%
Apex Dental Partners, LLC	First lien senior secured revolving loan	S +	6.75%	12.39%	11/23/2025	150	79	78	0.01%
Apex Dental Partners, LLC	First lien senior secured term loan	S +	4.75% + 2.00% PIK	12.39%	11/23/2025	615	612	610	0.08%
ASC Ortho Management Company, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.61%	12/31/2026	356	320	319	0.04%
ASC Ortho Management Company, LLC	First lien senior secured revolving loan	S +	6.00%	11.61%	12/31/2026	38	12	12	—%
ASC Ortho Management Company, LLC	First lien senior secured term loan	S +	6.00%	11.61%	12/31/2026	514	508	506	0.06%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
ASP Global Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.11%	1/21/2026	557	551	548	0.07%
ASP Global Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.11%	1/21/2026	485	(7)	(8)	—%
ASP Global Acquisition, LLC	First lien senior secured term loan	S +	6.50%	12.11%	1/21/2025	2,404	2,380	2,365	0.30%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.86%	12/14/2025	829	825	822	0.10%
Beacon Oral Specialists Management LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.86%	12/14/2025	188	(2)	(2)	—%
Beacon Oral Specialists Management LLC	First lien senior secured term loan	S +	6.25%	11.86%	12/14/2025	926	921	917	0.11%
Behavior Frontiers, LLC (6)(18)	First lien senior secured revolving loan	S +	6.25%	11.86%	5/21/2026	38	(1)	(1)	—%
Behavior Frontiers, LLC	First lien senior secured term loan	S +	6.25%	11.86%	5/21/2026	576	555	562	0.07%
Brightview, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.47%	12/14/2026	48	47	47	0.01%
Brightview, LLC	First lien senior secured revolving loan	S +	6.00%	11.47%	12/14/2026	52	52	52	0.01%
Brightview, LLC	First lien senior secured term loan	S +	6.00%	11.47%	12/14/2026	685	683	681	0.09%
Canadian Orthodontic Partners Corp (7)	First lien senior secured revolving loan	S +	7.00%	12.61%	3/19/2026	117	114	112	0.01%
Canadian Orthodontic Partners Corp (6)(7)	First lien senior secured revolving loan - C$	C +	7.00%	12.45%	3/19/2026	28	(1)	(1)	—%
Canadian Orthodontic Partners Corp (7)	First lien senior secured revolving loan - C$	C +	7.00%	12.45%	3/19/2026	829	609	599	0.07%
Community Care Partners, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.47%	6/10/2026	19	—	—	—%
Community Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.47%	6/10/2026	165	165	162	0.02%
Community Care Partners, LLC	First lien senior secured revolving loan	S +	6.00%	11.47%	6/10/2026	75	64	62	0.01%
Community Care Partners, LLC	First lien senior secured term loan	S +	6.00%	11.47%	6/10/2026	944	942	926	0.12%
Dermatology Medical Partners OpCo LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.11%	10/29/2026	80	78	78	0.01%
Dermatology Medical Partners OpCo LLC	First lien senior secured revolving loan	S +	6.50%	12.13%	10/29/2026	38	28	28	—%
Dermatology Medical Partners OpCo LLC	First lien senior secured term loan	S +	6.50%	12.11%	10/29/2026	317	313	312	0.04%
Varsity DuvaSawko Operating Corp (6)	First lien senior secured delayed draw term loan	S +	6.50%	12.11%	11/27/2024	64	—	—	—%
Varsity DuvaSawko Operating Corp (6)	First lien senior secured revolving loan	S +	6.50%	12.11%	11/27/2024	474	(1)	(2)	—%
Varsity DuvaSawko Operating Corp	First lien senior secured term loan	S +	6.50%	12.11%	11/27/2024	2,527	2,526	2,514	0.31%
Varsity Rejuvenate Management, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.52%	9/1/2028	7,132	(178)	(178)	(0.02)%
Varsity Rejuvenate Management, LLC (6)	First lien senior secured revolving loan	S +	6.75%	12.29%	9/1/2028	1,245	(34)	(31)	—%
Varsity Rejuvenate Management, LLC	First lien senior secured term loan	S +	6.00%	11.52%	9/1/2028	6,018	5,859	5,868	0.73%
EH Management Company, LLC	First lien senior secured revolving loan	S +	5.50%	11.11%	7/15/2026	38	11	11	—%
EH Management Company, LLC	First lien senior secured term loan	S +	5.50%	11.11%	7/15/2026	960	954	950	0.12%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured revolving loan	S +	6.00%	11.64%	12/21/2025	300	50	50	0.01%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured term loan	S +	6.00%	11.61%	12/21/2025	907	901	898	0.11%
Golden Bear PT Partners, LLC	First lien senior secured delayed draw term loan	S +	6.75% + 1.00% PIK	13.36%	10/22/2026	174	170	170	0.02%
Golden Bear PT Partners, LLC	First lien senior secured revolving loan	S +	7.75%	13.36%	10/22/2026	38	14	15	—%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S +	12.00%	17.61%	10/22/2026	49	49	48	0.01%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Golden Bear PT Partners, LLC	First lien senior secured term loan	S +	6.75% + 1.00% PIK	13.36%	10/22/2026	1,495	1,462	1,460	0.18%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.97%	8/20/2026	494	492	490	0.06%
Guardian Dentistry Practice Management, LLC	First lien senior secured revolving loan	S +	6.50%	11.97%	8/20/2026	23	19	19	—%
Guardian Dentistry Practice Management, LLC	First lien senior secured term loan	S +	6.50%	11.97%	8/20/2026	515	513	511	0.06%
IMA Group Management Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	12.00%	6/30/2028	174	(4)	(4)	—%
IMA Group Management Company, LLC	First lien senior secured revolving loan	S +	6.50%	12.01%	6/30/2028	35	8	8	—%
IMA Group Management Company, LLC	First lien senior secured term loan	S +	6.50%	12.00%	6/30/2028	863	845	843	0.11%
Network Partners Acquisitions, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.61%	12/30/2026	113	(1)	(1)	—%
Network Partners Acquisitions, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.61%	12/30/2026	38	—	—	—%
Network Partners Acquisitions, LLC	First lien senior secured term loan	S +	6.00%	11.61%	12/30/2026	388	385	384	0.05%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.39%	12/31/2025	95	57	57	0.01%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.37%	12/31/2025	519	515	514	0.06%
Peak Dental Services, LLC	First lien senior secured revolving loan	S +	6.75%	12.37%	12/31/2025	133	132	131	0.02%
Peak Dental Services, LLC	First lien senior secured term loan	S +	6.75%	12.36%	12/31/2025	579	575	574	0.07%
Peak Investment Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	7.00%	12.61%	12/31/2025	113	(1)	(1)	—%
Peak Investment Holdings, LLC	First lien senior secured revolving loan	S +	7.00%	12.61%	12/31/2025	324	29	29	—%
Peak Investment Holdings, LLC	First lien senior secured term loan	S +	7.00%	12.61%	12/31/2025	1,210	1,203	1,198	0.15%
Pentec Acquisition Corp (6)	First lien senior secured revolving loan	S +	6.00%	11.47%	10/8/2026	75	(1)	(1)	—%
Pentec Acquisition Corp	First lien senior secured term loan	S +	6.00%	11.47%	10/8/2026	986	982	979	0.12%
Revival Animal Health, LLC	First lien senior secured revolving loan	S +	6.50%	12.04%	4/6/2026	131	96	96	0.01%
Revival Animal Health, LLC	First lien senior secured term loan	S +	6.50%	12.12%	4/6/2026	4,782	4,710	4,740	0.59%
RQM Buyer, Inc	First lien senior secured delayed draw term loan	S +	5.75%	11.36%	8/12/2026	83	83	83	0.01%
RQM Buyer, Inc	First lien senior secured revolving loan	S +	5.75%	11.42%	8/12/2026	206	40	40	0.01%
RQM Buyer, Inc	First lien senior secured term loan	S +	5.75%	11.36%	8/12/2026	1,727	1,724	1,719	0.22%
Sage Dental Management, LLC	First lien senior secured revolving loan	S +	6.00%	11.64%	10/1/2024	75	26	26	—%
Sage Dental Management, LLC	First lien senior secured term loan	S +	6.00%	11.61%	10/1/2024	2,557	2,548	2,546	0.32%
SAMGI Buyer, Inc (6)	First lien senior secured revolving loan	S +	5.50%	11.11%	4/14/2025	138	(1)	(1)	—%
SAMGI Buyer, Inc	First lien senior secured term loan	S +	5.50%	11.11%	4/14/2025	649	647	645	0.08%
SCP ENT and Allergy Services, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.51%	9/25/2025	157	155	156	0.02%
SCP ENT and Allergy Services, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.47%	9/25/2025	256	(4)	(2)	—%
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	S +	6.00%	11.47%	9/25/2025	2,755	2,717	2,732	0.34%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.72%	10/29/2026	178	176	175	0.02%
Signature Dental Partners LLC	First lien senior secured revolving loan	S +	6.25%	11.72%	10/29/2026	38	37	37	—%
Signature Dental Partners LLC	First lien senior secured term loan	S +	6.25%	11.72%	10/29/2026	852	843	840	0.11%
Silver Falls MSO, LLC	First lien senior secured revolving loan	S +	6.75%	12.36%	8/30/2025	235	146	140	0.02%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Silver Falls MSO, LLC	First lien senior secured term loan	S +	4.25% + 2.50% PIK	12.36%	8/30/2025	1,303	1,229	1,218	0.15%
SimiTree Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.25% + 1.75% PIK	12.63%	5/17/2026	886	874	871	0.11%
SimiTree Acquisition, LLC	First lien senior secured revolving loan	S +	7.00%	12.63%	5/17/2026	178	48	48	0.01%
SimiTree Acquisition, LLC	First lien senior secured term loan	S +	5.25%	10.89%	5/17/2026	1,220	1,215	1,211	0.15%
SIMKO Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.11%	4/7/2027	186	181	180	0.02%
SIMKO Merger Sub LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	12.11%	4/7/2027	6,768	(106)	(106)	(0.01)%
SIMKO Merger Sub LLC	First lien senior secured revolving loan	S +	6.50%	12.14%	4/7/2027	56	8	8	—%
SIMKO Merger Sub LLC	First lien senior secured term loan	S +	6.50%	12.11%	4/7/2027	651	642	641	0.08%
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.86%	12/30/2025	295	292	291	0.04%
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.86%	12/30/2025	223	221	220	0.03%
Southeast Primary Care Partners, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.86%	12/30/2025	225	(2)	(3)	—%
Southeast Primary Care Partners, LLC	First lien senior secured term loan	S +	6.25%	11.86%	12/30/2025	853	847	843	0.11%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.86%	1/27/2026	189	189	189	0.02%
Southern Orthodontic Partners Management, LLC	First lien senior secured revolving loan	S +	6.25%	11.60%	1/27/2026	171	78	78	0.01%
Southern Orthodontic Partners Management, LLC	First lien senior secured term loan	S +	6.25%	11.86%	1/27/2026	1,341	1,340	1,335	0.17%
Southern Sports Medicine Partners, LLC	First lien senior secured revolving loan	S +	8.00%	13.61%	2/23/2027	60	23	22	—%
Southern Sports Medicine Partners, LLC	First lien senior secured term loan	S +	4.00% + 4.00% PIK	13.61%	2/23/2027	674	649	642	0.08%
Vital Care Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.86%	10/19/2025	580	(3)	(3)	—%
Vital Care Buyer, LLC	First lien senior secured term loan	S +	5.25%	10.86%	10/19/2025	742	740	738	0.09%
Star Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.22%	12/22/2028	11,050	418	418	0.05%
Star Dental Partners LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.22%	12/22/2028	1,451	(36)	(36)	—%
Star Dental Partners LLC	First lien senior secured term loan	S +	5.75%	11.22%	12/22/2028	9,298	9,066	9,066	1.13%
U.S. Urology Partners, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.72%	11/8/2026	1,401	(19)	(19)	—%
U.S. Urology Partners, LLC	First lien senior secured term loan	S +	6.25%	11.72%	11/8/2026	11,717	11,548	11,546	1.45%
VetEvolve Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	11.20%	10/12/2028	11,632	(278)	(278)	(0.03)%
VetEvolve Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.20%	10/12/2028	3,067	(73)	(73)	(0.01)%
VetEvolve Holdings, LLC	First lien senior secured term loan	S +	5.75%	11.20%	10/12/2028	9,212	8,989	8,984	1.12%
RMS Health Care Management, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.63%	10/6/2026	2,707	93	93	0.01%
RMS Health Care Management, LLC	First lien senior secured revolving loan	S +	6.75%	12.51%	10/6/2026	920	441	441	0.06%
RMS Health Care Management, LLC	First lien senior secured term loan	S +	6.75%	12.36%	10/6/2026	4,320	4,229	4,228	0.53%
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.61%	10/29/2026	503	499	498	0.06%
Western Veterinary Partners LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.61%	10/29/2026	24	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Western Veterinary Partners LLC	First lien senior secured term loan	S +	6.00%	11.61%	10/29/2026	1,302	1,292	1,289	0.16%
							403,427	403,766	50.54%
Health care technology
AHR Intermediate, Inc	First lien senior secured delayed draw term loan	S +	5.25%	10.75%	7/29/2027	$5,296	$5,239	$5,227	0.65%
AHR Intermediate, Inc	First lien senior secured revolving loan	S +	5.25%	10.75%	7/29/2027	7,858	675	727	0.09%
AHR Intermediate, Inc	First lien senior secured term loan	S +	5.25%	10.75%	7/29/2027	25,490	25,274	25,290	3.17%
Millennia Patient Services, LLC	First lien senior secured revolving loan	S +	6.50%	12.11%	3/8/2026	134	79	79	0.01%
Millennia Patient Services, LLC	First lien senior secured term loan	S +	6.50%	12.11%	3/8/2026	980	974	971	0.12%
							32,241	32,294	4.04%
Household durables
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.14%	9/26/2027	$3,005	$2,590	$2,572	0.32%
CPS Power Buyer, LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	12.32%	9/26/2027	2,299	(54)	(54)	(0.01)%
CPS Power Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.32%	9/26/2027	1,687	(29)	(40)	(0.01)%
CPS Power Buyer, LLC	First lien senior secured term loan	S +	6.50%	12.32%	9/26/2027	12,979	12,697	12,673	1.59%
Kwalu, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.61%	9/23/2027	5,061	(75)	(70)	(0.01)%
Kwalu, LLC	First lien senior secured term loan	S +	6.00%	11.61%	9/23/2027	24,587	24,202	24,234	3.04%
MacKenzie Childs Acquisition, Inc	First lien senior secured revolving loan	S +	6.00%	11.50%	9/2/2027	3,374	1,537	1,542	0.19%
MacKenzie Childs Acquisition, Inc	First lien senior secured term loan	S +	6.00%	11.50%	9/2/2027	17,882	17,672	17,720	2.22%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.61%	1/23/2028	5,801	5,664	5,678	0.71%
Renovation Systems, LLC	First lien senior secured revolving loan	S +	6.00%	11.61%	1/23/2028	1,965	198	204	0.03%
Renovation Systems, LLC	First lien senior secured term loan	S +	6.00%	11.61%	1/23/2028	12,288	11,983	12,028	1.51%
Storm Smart Buyer LLC	First lien senior secured revolving loan	S +	6.00%	11.61%	4/5/2026	131	25	25	0.00%
Storm Smart Buyer LLC	First lien senior secured term loan	S +	6.00%	11.61%	4/5/2026	899	893	890	0.11%
Trademark Global, LLC	First lien senior secured revolving loan	S +	5.75% + 1.75% PIK	12.97%	7/30/2024	117	95	75	0.01%
Trademark Global, LLC	First lien senior secured term loan	S +	5.75% + 1.75% PIK	12.97%	7/30/2024	1,880	1,820	1,494	0.19%
							79,218	78,971	9.89%
Industrial Conglomerates
Hultec Buyer, LLC	First lien senior secured revolving loan	S +	6.25%	11.75%	3/31/2029	$3,915	$994	$998	0.12%
Hultec Buyer, LLC	First lien senior secured term loan	S +	6.25%	11.77%	3/31/2029	14,564	14,170	14,189	1.78%
							15,164	15,187	1.90%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC	First lien senior secured revolving loan	S +	7.00%	12.55%	12/18/2025	188	115	113	0.01%
Aquatic Sales Solutions, LLC	First lien senior secured term loan	S +	3.00% + 4.00% PIK	12.55%	12/18/2025	2,540	2,506	2,488	0.31%
DealerOn Holdco, Inc (6)	First lien senior secured revolving loan	S +	6.00%	11.47%	11/19/2025	314	(3)	(4)	0.00%
DealerOn Holdco, Inc	First lien senior secured term loan	S +	6.00%	11.47%	11/19/2025	8,064	7,983	7,968	1.00%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
							10,601	10,565	1.32%
IT services
Icreon Holdings, LLC	First lien senior secured revolving loan	S +	6.50%	11.98%	10/26/2027	$1,071	$247	$248	0.03%
Icreon Holdings, LLC	First lien senior secured term loan	S +	6.50%	11.97%	10/26/2027	13,185	12,923	12,939	1.62%
E-Phoenix Acquisition Co. Inc (6)	First lien senior secured revolving loan	S +	5.50%	11.00%	6/23/2027	75	—	—	—%
E-Phoenix Acquisition Co. Inc	First lien senior secured term loan	S +	5.50%	11.00%	6/23/2027	1,388	1,384	1,379	0.17%
FreshAddress, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.75%	10/5/2025	30	—	—	—%
FreshAddress, LLC	First lien senior secured term loan	S +	5.25%	10.75%	10/5/2025	1,630	1,624	1,618	0.20%
White Label Communications,LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.61%	10/11/2029	1,534	(33)	(33)	—%
White Label Communications,LLC	First lien senior secured term loan	S +	6.25%	11.61%	10/11/2029	4,737	4,633	4,633	0.58%
P and R Dental Strategies, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.47%	12/22/2026	23	—	—	—%
P and R Dental Strategies, LLC	First lien senior secured term loan	S +	6.00%	11.47%	12/22/2026	627	623	620	0.08%
							21,401	21,404	2.68%
Leisure equipment and products
MacNeill Pride Group Corp	First lien senior secured delayed draw term loan	S +	6.25%	11.86%	4/22/2026	$408	$362	$361	0.05%
MacNeill Pride Group Corp (6)	First lien senior secured revolving loan	S +	6.25%	11.86%	4/22/2026	287	(1)	(1)	0.00%
MacNeill Pride Group Corp	First lien senior secured term loan	S +	6.25%	11.86%	4/22/2026	830	830	827	0.10%
Champion Motorsports Group, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.86%	10/8/2026	56	(1)	(1)	0.00%
Champion Motorsports Group, LLC	First lien senior secured term loan	S +	6.25%	11.86%	10/8/2026	1,671	1,655	1,645	0.20%
							2,845	2,831	0.35%
Leisure products
PHGP MB Purchaser, Inc	First lien senior secured delayed draw term loan	S +	6.00%	11.63%	5/27/2027	$112	$79	$79	0.01%
PHGP MB Purchaser, Inc (20)	First lien senior secured revolving loan	S +	6.00%	11.61%	5/20/2027	75	18	18	0.00%
PHGP MB Purchaser, Inc	First lien senior secured term loan	S +	6.00%	11.61%	5/20/2027	1,092	1,081	1,077	0.14%
							1,178	1,174	0.15%
Life sciences tools and services
Aptitude Health Holdings, LLC	First lien senior secured revolving loan	S +	5.25%	10.89%	5/3/2026	$267	$51	$51	0.01%
Aptitude Health Holdings, LLC	First lien senior secured term loan	S +	5.25%	10.86%	5/3/2026	1,092	1,080	1,081	0.12%
CR Services Intermediate, LLC	First lien senior secured delayed draw term loan	S +	6.25%	12.05%	7/28/2028	188	120	120	0.02%
CR Services Intermediate, LLC (6)	First lien senior secured revolving loan	S +	6.25%	12.12%	7/28/2028	38	(1)	(1)	0.00%
CR Services Intermediate, LLC	First lien senior secured term loan	S +	6.25%	12.12%	7/28/2028	455	444	445	0.06%
							1,694	1,696	0.21%
Machinery
Double E Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.50%	6/21/2028	$2,017	$(14)	$(12)	0.00%
Double E Company, LLC	First lien senior secured revolving loan	S +	6.00%	11.46%	6/21/2028	3,110	2,937	2,942	0.37%
Double E Company, LLC	First lien senior secured term loan	S +	6.00%	11.50%	6/21/2028	18,319	18,184	18,219	2.28%
Abrasive Technology Intermediate, LLC	First lien senior secured revolving loan	S +	6.25%	11.89%	4/30/2026	173	74	74	0.01%
Abrasive Technology Intermediate, LLC	First lien senior secured term loan	S +	6.25%	12.13%	4/30/2026	2,006	1,980	1,982	0.25%
SPG Holdco, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.53%	12/1/2028	2,070	(51)	(51)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
SPG Holdco, LLC	First lien senior secured term loan	S +	6.00%	11.53%	12/1/2028	10,688	10,425	10,420	1.30%
DNS-IMI Acquisition Corp	First lien senior secured revolving loan	P +	4.50%	13.00%	11/23/2026	56	14	14	0.00%
DNS-IMI Acquisition Corp	First lien senior secured term loan	S +	5.50%	11.00%	11/23/2026	1,532	1,519	1,514	0.19%
							35,068	35,102	4.39%
Media
Optimized Marketing Acquisition, LLC	First lien senior secured revolving loan	S +	5.75%	11.22%	8/19/2027	$3,383	$1,473	$1,477	0.18%
Optimized Marketing Acquisition, LLC	First lien senior secured term loan	S +	5.75%	11.22%	8/19/2027	25,905	25,495	25,535	3.20%
RKD Group, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.50%	8/17/2028	4,905	(57)	(49)	(0.01)%
RKD Group, LLC	First lien senior secured term loan	S +	6.00%	11.50%	8/17/2028	33,339	32,936	32,995	4.14%
WTWH Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.50%	12.11%	12/16/2027	1,638	(34)	(35)	0.00%
WTWH Buyer, LLC	First lien senior secured term loan	S +	6.50%	12.11%	12/16/2027	10,686	10,452	10,459	1.31%
ALM Media, LLC (6)(21)	First lien senior secured revolving loan	S +	6.00%	11.50%	11/25/2024	971	(2)	(2)	0.00%
ALM Media, LLC	First lien senior secured term loan	S +	6.00%	11.50%	11/25/2024	2,326	2,325	2,319	0.29%
Barkley, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.53%	9/29/2028	2,300	(55)	(52)	(0.01)%
Barkley, LLC	First lien senior secured term loan	S +	6.00%	11.53%	9/29/2028	18,902	18,444	18,476	2.31%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.90%	12/9/2026	223	219	219	0.03%
Exclusive Concepts, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.80%	12/9/2026	2,858	(57)	(47)	(0.01)%
Exclusive Concepts, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.80%	12/9/2026	23	—	—	0.00%
Exclusive Concepts, LLC	First lien senior secured term loan	S +	6.00%	11.80%	12/9/2026	3,526	3,457	3,468	0.43%
Infolinks Media Buyco, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.21%	11/1/2026	23	23	23	0.00%
Infolinks Media Buyco, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.21%	11/1/2026	38	—	—	0.00%
Infolinks Media Buyco, LLC	First lien senior secured term loan	S +	5.75%	11.21%	11/1/2026	1,039	1,031	1,028	0.13%
Peninsula MMGY Corporation (6)	First lien senior secured revolving loan	S +	6.00%	11.50%	4/26/2029	3,691	(81)	(74)	(0.01)%
Peninsula MMGY Corporation	First lien senior secured term loan	S +	6.00%	11.50%	4/26/2029	10,837	10,593	10,620	1.33%
The Channel Company, LLC	First lien senior secured revolving loan	S +	6.75%	12.38%	11/1/2027	62	16	16	0.00%
The Channel Company, LLC	First lien senior secured term loan	S +	3.25% + 3.50% PIK	12.38%	11/1/2027	2,321	2,306	2,300	0.29%
NTM Acquisition Corp	First lien senior secured revolving loan	S +	6.75%	12.26%	6/18/2026	1,809	601	601	0.08%
NTM Acquisition Corp	First lien senior secured term loan	S +	6.75%	12.25%	6/18/2026	13,250	13,019	13,018	1.63%
							122,104	122,295	15.31%
Metals and mining
Copperweld Group, Inc	First lien senior secured revolving loan	S +	6.00%	11.62%	3/31/2026	$462	$322	$321	0.04%
Copperweld Group, Inc	First lien senior secured term loan	S +	6.00%	11.61%	3/31/2026	2,262	2,258	2,249	0.28%
							2,580	2,570	0.32%
Pharmaceuticals
Bio Agri Mix Holdings Inc (6)(7)	First lien senior secured revolving loan	C +	5.75%	11.19%	7/23/2026	$30	$—	$—	0.00%
Bio Agri Mix Holdings Inc (6)(7)	First lien senior secured revolving loan - C$	C +	5.75%	11.19%	7/23/2026	75	(1)	(1)	0.00%
Bio Agri Mix Holdings Inc (7)	First lien senior secured term loan - C$	C +	5.75%	11.19%	7/23/2026	1,232	921	920	0.11%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Formulated Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.25%	11.06%	9/22/2026	298	222	222	0.03%
Formulated Buyer, LLC	First lien senior secured revolving loan	S +	5.25%	11.10%	9/22/2026	188	24	24	0.00%
Formulated Buyer, LLC	First lien senior secured term loan	S +	5.25%	10.86%	9/22/2026	456	453	451	0.06%
							1,619	1,616	0.20%
Personal products
Cosmetic Solutions LLC	First lien senior secured delayed draw term loan	S +	6.50% PIK	12.11%	10/17/2025	$367	$357	$351	0.04%
Cosmetic Solutions LLC (6)	First lien senior secured revolving loan	S +	6.50% PIK	12.11%	10/17/2025	344	(10)	(15)	0.00%
Cosmetic Solutions LLC	First lien senior secured term loan	S +	6.50% PIK	12.11%	10/17/2025	2,810	2,733	2,687	0.34%
							3,080	3,023	0.38%
Professional services
Helpware, Inc	First lien senior secured revolving loan	S +	5.75%	11.65%	9/8/2026	$5,061	$1,134	$905	0.11%
Helpware, Inc	First lien senior secured term loan	S +	5.75%	11.65%	9/8/2026	13,972	13,832	13,205	1.66%
Stax Holding Company, LLC (6)(22)	First lien senior secured revolving loan	S +	5.25%	10.86%	10/29/2026	60	—	—	0.00%
Stax Holding Company, LLC	First lien senior secured term loan	S +	5.25%	10.86%	10/29/2026	726	723	720	0.09%
							15,689	14,830	1.86%
Real estate management and development
BBG, Inc (23)	First lien senior secured revolving loan	S +	6.75%	12.22%	1/8/2026	$233	$214	$209	0.03%
BBG, Inc	First lien senior secured term loan	S +	5.50% + 1.25% PIK	12.22%	1/8/2026	1,875	1,750	1,713	0.21%
MetaSource, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.72%	5/17/2027	49	—	—	0.00%
MetaSource, LLC	First lien senior secured revolving loan	S +	6.75%	12.22%	5/17/2027	75	30	30	0.00%
MetaSource, LLC	First lien senior secured term loan	S +	6.25%	11.72%	5/17/2027	928	926	922	0.12%
							2,920	2,874	0.36%
Semiconductors and semiconductor equipment
Altamira Material Solutions, LP	First lien senior secured revolving loan	S +	5.75%	11.20%	9/2/2026	$45	$7	$7	0.00%
Altamira Material Solutions, LP	First lien senior secured term loan	S +	5.75%	11.32%	9/2/2026	1,028	1,020	1,016	0.13%
							1,027	1,023	0.13%
Software
Shasta Buyer, LLC	First lien senior secured revolving loan	S +	6.25%	11.72%	8/9/2028	$2,199	$85	$88	0.01%
Shasta Buyer, LLC	First lien senior secured term loan	S +	6.25%	11.72%	8/9/2028	11,546	11,356	11,376	1.43%
AFFINITIV INC (6)	First lien senior secured revolving loan	S +	6.50%	12.11%	8/26/2024	248	(1)	—	0.00%
AFFINITIV INC	First lien senior secured term loan	S +	6.50%	12.11%	8/26/2024	2,242	2,241	2,242	0.28%
ShiftKey, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.36%	6/21/2027	110	(1)	(1)	0.00%
ShiftKey, LLC	First lien senior secured term loan	S +	5.75%	11.36%	6/21/2027	3,703	3,688	3,675	0.46%
							17,368	17,380	2.18%
Specialty retail
Soccer Post Acquisition LLC	First lien senior secured delayed draw term loan	S +	5.50%	11.11%	6/30/2027	$1,203	$1,111	$1,112	0.14%
Soccer Post Acquisition LLC (6)	First lien senior secured revolving loan	S +	5.50%	11.11%	6/30/2027	1,779	(22)	(20)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Soccer Post Acquisition LLC	First lien senior secured term loan	S +	5.50%	11.11%	6/30/2027	7,941	7,843	7,851	0.99%
Dykstras Auto LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.86%	10/22/2026	335	243	243	0.03%
Dykstras Auto LLC	First lien senior secured revolving loan	S +	6.25%	11.86%	10/22/2026	38	12	12	0.00%
Dykstras Auto LLC	First lien senior secured term loan	S +	6.25%	11.86%	10/22/2026	627	621	618	0.08%
Kaizen Auto Care, LLC	First lien senior secured delayed draw term loan	S +	6.00% + 0.50% PIK	12.06%	12/22/2026	448	444	397	0.05%
Kaizen Auto Care, LLC	First lien senior secured revolving loan	S +	6.50%	12.06%	12/22/2026	38	37	33	0.00%
Kaizen Auto Care, LLC	First lien senior secured term loan	S +	6.00% + 0.50%PIK	12.06%	12/22/2026	992	980	892	0.11%
Leonard Group, Inc (6)	First lien senior secured revolving loan	S +	6.50%	12.11%	2/26/2026	234	(1)	(1)	0.00%
Leonard Group, Inc	First lien senior secured term loan	S +	6.50%	12.11%	2/26/2026	1,559	1,557	1,551	0.19%
Pink Lily Holdings, LLC (6)	First lien senior secured revolving loan	S +	3.50% + 3.50% PIK	12.46%	11/16/2027	63	(1)	(2)	0.00%
Pink Lily Holdings, LLC	First lien senior secured term loan	S +	3.50% + 3.50% PIK	12.46%	11/16/2027	1,261	1,237	1,224	0.15%
							14,061	13,910	1.74%
Trading companies and distributors
Ascent Lifting, Inc (6)	First lien senior secured revolving loan	S +	6.00%	11.50%	9/9/2027	$2,500	$(55)	$(53)	(0.01)%
Ascent Lifting, Inc	First lien senior secured term loan	S +	6.00%	11.50%	9/9/2027	17,193	16,799	16,824	2.13%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.19%	8/5/2028	2,604	2,589	2,568	0.32%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.95%	8/5/2028	2,180	2,153	2,152	0.27%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	12.05%	8/5/2024	2,192	2,159	2,161	0.27%
NEFCO Holding Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	12.15%	8/5/2028	4,707	(92)	(71)	(0.01)%
NEFCO Holding Company, LLC	First lien senior secured revolving loan	S +	6.50%	12.03%	8/5/2028	3,045	1,389	1,393	0.17%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	6.50%	12.03%	8/5/2028	659	646	649	0.08%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	6.50%	12.15%	8/5/2028	14,324	14,066	14,110	1.77%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	6.25%	11.71%	4/9/2027	348	342	342	0.04%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	6.25%	11.72%	4/9/2027	334	327	328	0.04%
AFC-Dell Holding Corp (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.71%	4/9/2027	4,472	(77)	(77)	(0.01)%
AFC-Dell Holding Corp (6)(24)	First lien senior secured revolving loan	S +	6.25%	11.78%	10/9/2026	156	(3)	(3)	0.00%
AFC-Dell Holding Corp	First lien senior secured term loan	S +	6.25%	11.71%	4/9/2027	1,666	1,637	1,637	0.20%
American Equipment Systems LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.74%	11/5/2026	37	37	36	0.00%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	11.82%	11/5/2026	71	69	69	0.01%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	11.80%	11/5/2026	320	314	313	0.04%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Banner Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.21%	10/31/2025	563	564	561	0.07%
Banner Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.21%	10/31/2025	370	(1)	(3)	0.00%
Banner Buyer, LLC	First lien senior secured term loan	S +	5.75%	11.21%	10/31/2025	1,357	1,356	1,348	0.17%
Empire Equipment Company, LLC (6)	First lien senior secured revolving loan	S +	5.75%	11.22%	1/17/2025	439	(2)	(4)	0.00%
Empire Equipment Company, LLC	First lien senior secured term loan	S +	5.75%	11.22%	1/17/2025	1,718	1,714	1,704	0.21%
Montway LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.86%	11/4/2025	668	664	662	0.08%
Montway LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.86%	11/4/2025	150	(1)	(1)	0.00%
Montway LLC	First lien senior secured term loan	S +	6.25%	11.86%	11/4/2025	708	703	701	0.09%
Triad Technologies, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.50%	6/8/2026	332	(4)	(4)	0.00%
Triad Technologies, LLC	First lien senior secured term loan	S +	6.00%	11.50%	6/8/2026	1,303	1,290	1,286	0.16%
							48,583	48,628	6.09%
Water utilities
Diamondback Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	10.97%	7/22/2026	$75	$18	$18	0.00%
Diamondback Buyer, LLC	First lien senior secured term loan	S +	5.50%	11.12%	7/22/2026	1,188	1,182	1,178	0.15%
							1,200	1,196	0.15%
Total non-controlled/non-affiliated senior secured debt							$1,344,371	$1,343,692	168.20%
Non-controlled/non-affiliated sponsor subordinated notes
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK		19.50%	7/17/2025	$12	$13	$13	0.00%
Total non-controlled/non-affiliated sponsor subordinated notes							13	13	0.00%
Total non-controlled/non-affiliated investments							1,344,384	1,343,705	168.20%
Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (25) (26) (27)	Equity - 9.82% membership interest						$50,216	$54,697	6.85%
Twin Brook Segregated Equity Holdings, LLC (25) (26) (27)	Equity - 2.11% membership interest						$19	$17	0.00%
Total non-controlled/affiliated investments							50,235	54,714	6.85%
Total investments							$1,394,619	$1,398,419	175.05%
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
(26)Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2023, the aggregate fair value of these securities is 54,714 or 6.85% of the Company's net assets. The “restricted securities,” Twin Brook Equity Holdings, LLC and Twin Brook Segregated Equity Holdings, LLC, were purchased on May 19, 2022 and July 28, 2023, respectively.
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

There were no operations other than those related to the Company’s organization and preparation for its public, ongoing offering prior to December 31, 2022. As of December 31, 2022, the Adviser contributed $50,000 of capital to the Company. In exchange for this contribution, the Adviser had received 2,000 Class I common shares of beneficial interest, par value $0.001 per share of TCAP (“Class I shares”), together with Class S common shares of beneficial interest (“Class S shares”) and Class D common shares of beneficial interest (“Class D shares”), par value $0.001, the “TCAP Common Shares”).

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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
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
The annual consolidated financial statements have been prepared in accordance with GAAP for annual financial information and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements for the periods presented have been included.
Certain prior period information has been reclassified to conform to the current period presentation.

The following reclassification was made to conform to the current period’s financial statement presentation. In the December 31, 2023 Form 10-K, cash and restricted were presented as follows on the consolidated statement of assets and liabilities:

(Amounts in thousands)	December 31, 2023
Cash	32,210
Restricted cash	30,496

As of December 31, 2024, cash and cash equivalents, including restricted cash were presented on one financial statement line item as shown below:

(Amounts in thousands)	December 31, 2024
Cash and cash equivalents (restricted cash of $30,496 as of December 31, 2023)	62,706

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
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

Restricted Cash
Restricted cash represents cash held through certain of the Company’s wholly-owned subsidiaries or collateral accounts that may only be used to purchase additional collateral loans, pay accrued interest on advances, fund certain expenses, and prepay outstanding advances in connection with the Company’s asset facilities.
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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
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
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s financing facilities and unsecured notes.  Such financing costs are capitalized and amortized over the life of the facility utilizing the straight-line method.  For the year ended December 31, 2024, the Company paid approximately $22.5 million of financing costs and amortized approximately $4.3 million of financing costs which have been included in “Interest” expense on the consolidated statements of operations. For the year ended December 31, 2023, the Company paid approximately $3.8

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
million of financing costs and amortized approximately $1.9 million of financing costs which have been included in “Interest” expense on the consolidated statements of operations. For the period from January 27, 2022 (Inception) to December 31, 2022, the Company paid approximately $9.0 million of financing costs and amortized approximately $1.1 million of financing costs which have been included in “Interest” expense on the consolidated statements of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments. Such fees are deferred when received and recognized as earned over the applicable period. For the year ended December 31, 2024, the Company received approximately $4.2 million respectively of agent fees and approximately $3.2 million respectively of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the year ended December 31, 2023, the Company received approximately $2.2 million of agent fees and approximately $1.5 million of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the period from January 27, 2022 (Inception) to December 31, 2022, the Company received approximately $0.7 million of agent fees and approximately $0.1 million of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations.
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
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax. For the year ended December 31, 2024, the Company did not accrue U.S. federal excise tax.
The Company conducts certain of its activities through its wholly-owned subsidiaries, Twin Brook Equity XVIII Corp., and Twin Brook Equity XXXIII Corp., both of which are Delaware corporations. On December 23, 2024, Twin Brook Equity XVIII Corp. and Twin Brook Equity XXXIII Corp., filed a Certificate of Ownership and Merger, effective immediately, with Twin Brook Equity XXXIII Corp. as the surviving entity. They are treated as corporations for United States federal income tax purposes and are subject to U.S. federal, state or local income tax. For the year ended December 31, 2024, the Company accrued $870,000 current federal tax. For the year ended December 31, 2024, the Company accrued approximately $205,000 of deferred federal tax related to the corporations, which is included in “deferred federal tax provision” on the consolidated statements of operations. For the year ended December 31, 2023, the Company accrued $982,000 of U.S. federal tax expense related to Twin Brook Equity XXXIII Corp., which was included in “Other” expense on the consolidated statement of operations. For the period from January 27, 2022 (Inception) to December 31, 2022, the Company accrued $217,000 of U.S. federal tax expense related to Twin Brook Equity XXXIII Corp., which was included in “Other” expense on the consolidated statement of operations.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no tax penalties, and no interest associated with income taxes incurred through December 31, 2024.
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the year ended December 31, 2024, the Company earned approximately $3.1 million respectively of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations. For the year ended December 31, 2023, the Company earned approximately $1.4 million respectively of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations. For the period from January 27, 2022 (Inception) to December 31, 2022, the Company earned approximately $2.7 million respectively of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations.
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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (the “FASB”). ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 13 for more information on the effects of the adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

Segment Reporting

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

The Company operates through a single operating and reporting segment with an investment objective is to seek to generate attractive, consistent total returns, predominantly in the form of current income and, to a lesser extent, capital appreciation, by targeting investment opportunities with favorable risk-adjusted returns. The CODM is the Company’s chief executive officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statement of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
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
Investments at fair value and amortized cost consisted of the following as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$3,084,605	$3,080,554	$1,344,371	$1,343,692
Sponsor subordinated note	14	15	13	13
Investment in affiliated funds	74,552	80,654	50,235	54,714
Total investments	$3,159,171	$3,161,223	$1,394,619	$1,398,419

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
The industry composition of investments based on fair value as of December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024	December 31, 2023
Aerospace and defense	2.1%	0.1%
Air freight and logistics	0.7%	1.5%
Auto components	3.6%	1.6%
Building products	0.5%	—%
Chemicals	1.3%	0.9%
Commercial services and supplies	3.7%	3.0%
Construction and engineering	3.4%	4.5%
Containers and packaging	2.6%	5.0%
Distributors	0.1%	0.2%
Diversified consumer services	6.0%	7.7%
Diversified telecommunication services	0.2%	—%
Electrical equipment	1.6%	0.8%
Electronic equipment, instruments and components	0.1%	1.1%
Food and staples retailing	1.5%	2.8%
Food products	2.1%	3.8%
Gas utilities	—%	0.1%
Health care equipment and supplies	2.9%	3.5%
Health care providers and services	24.9%	28.9%
Health care technology	1.2%	2.2%
Household durables	4.3%	5.6%
Industrial Conglomerates	0.5%	1.1%
Insurance	0.3%	—%
Interactive Media & Services	0.7%	—%
Internet and direct marketing retail	0.7%	0.8%
IT services	1.8%	1.5%
Leisure equipment and products	0.2%	0.2%
Leisure products	—%	0.1%
Life sciences tools and services	1.4%	0.1%
Machinery	4.1%	2.5%
Media	9.2%	8.7%
Metals and mining	0.1%	0.2%
Multiline Retail	1.6%	—%
Multisector holdings	2.6%	3.9%
Pharmaceuticals	—%	0.1%
Personal products	—%	0.2%
Professional services	1.1%	1.1%
Real estate management and development	0.1%	0.2%
Semiconductors and semiconductor equipment	—%	0.1%
Software	2.8%	1.2%
Specialty retail	0.5%	1.0%
Textiles, apparel and luxury goods	1.1%	—%
Trading companies and distributors	8.3%	3.5%
Water utilities	0.1%	0.1%
Total	100.0%	99.9%
As of December 31, 2024, approximately 100.0% of investments held were based in the United States and approximately 0.0% were based in Canada. As of December 31, 2023 99.9% of our investments were based in the United States and 0.1% were based in Canada.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
Note 4.  Fair Value of Investments
Fair Value Disclosures
The following table presents the fair value hierarchy of financial instruments as of December 31, 2024 and December 31, 2023:

	Assets at Fair Value as of December 31, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$3,080,554	$3,080,554
Sponsor subordinated note	—	—	15	15
Foreign currency forward contracts	—	60	—	60
Interest rate swaps/options	—	961	—	961
Total	$—	$1,021	$3,080,569	$3,081,590
Investments measured at net asset value(1)				$80,654
Total financial instruments, at fair value				$3,162,244
(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	Liabilities at Fair Value as of December 31, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts	$—	$(14)	$—	$(14)
Interest rate swaps/options	$—	$(13,986)	$—	$(13,986)
Total	$—	$(14,000)	$—	$(14,000)

	Assets at Fair Value as of December 31, 2023
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$1,343,692	$1,343,692
Sponsor subordinated note	—	—	13	13
Total	$—	$—	$1,343,705	$1,343,705
Investments measured at net asset value(1)				$54,714
Total financial instruments, at fair value				$1,398,419
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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2024 and December 31, 2023. There were no transfers into our out of level 3 for the for the year ended December 31, 2024 and December 31, 2023.

	Level 3 Assets at Fair Value for the Year Ended December 31, 2024*
(Amounts in thousands)	Balance 1/1/2024	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 12/31/2024	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 12/31/2024
First lien senior secured debt	$1,343,692	$2,243,761	$(522,943)	$19,410	$6	$(3,372)	$3,080,554	$(4,051)
Sponsor subordinated note	13	—	—	1	—	1	15	1
Total	$1,343,705	$2,243,761	$(522,943)	$19,411	$6	$(3,371)	$3,080,569	$(4,050)

	Level 3 Assets at Fair Value for the Year Ended December 31, 2023*
(Amounts in thousands)	Balance 1/1/2023	Purchases and Drawdowns (1)	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 12/31/2023	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 12/31/2023
First lien senior secured debt	$797,019	$704,930	$(162,560)	$6,584	$(11)	$(2,270)	$1,343,692	$(2,172)
Sponsor subordinated note	—	12	—	—	—	1	13	1
Total	$797,019	$704,942	$(162,560)	$6,584	$(11)	$(2,269)	$1,343,705	$(2,171)

* Gains and losses are included in their respective captions in the consolidated statements of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.
(1) As of December 31, 2023, included $186.3 million of investments acquired in connection with the AGTB Transaction.
Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2024 and December 31, 2023. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Asset Class	Fair Value as of 12/31/24	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$2,379,881	Discounted cash flow	Yield	9.3% -56.3%	10.9%	Decrease
First lien senior secured debt	1,483	Market comparable	Forward Revenue multiple	0.9x - 2.0x	1.3x	Increase
First lien senior secured debt	1,845	Market comparable	LTM EBITDA multiple	14.3x	14.3x	Increase
First lien senior secured debt	1,345	Market comparable	Forward EBITDA multiple	8.4x	8.4x	Increase
First lien senior secured debt	2,048	Market comparable	LTM Revenue multiple	0.6x	0.6x	Increase
Sponsor subordinated note	15	Market comparable	LTM EBITDA multiple	7.6x	7.6x	Increase
	2,386,617

Asset Class	Fair Value as of 12/31/23	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$1,222,639	Discounted cash flow	Yield	9.6% - 25.9%	11.2%	Decrease
	4,044	Market comparable	Forward EBITDA multiple	9.1x - 39.4x	27.6x	Increase
Sponsor subordinated note	13	Market comparable	LTM EBITDA multiple	7.6x	7.6x	Increase
	$1,226,696
(1)Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
The Company’s other Level 3 investments, which represented approximately $693,952,000 as of December 31, 2024 have been valued primarily using recent transactions. The significant unobservable input used in the discounted cash flow is the yield. The yield is used to discount the estimated future cash flows expected to be received from the underlying investment. The Company considers the portfolio company performance since close, the leverage used by the portfolio company relative to its total enterprise value and other risks associated with an investment in determining the yield. The significant unobservable inputs used in the market comparable valuation techniques include the next twelve months forward and latest twelve month (“LTM”) EBITDA (net income before net interest expense, income tax expense, depreciation and amortization) multiple. Forward or LTM EBITDA for comparable portfolio companies are multiplied by the portfolio companies most recent available EBITDA to derive the portfolio company fair value. Pricing models take into account the contractual terms of the financial instrument, as well as relevant inputs, including where applicable, equity prices, interest rate yield curves, credit curves, correlation, and the creditworthiness of the counterparty.
Note 5.  Debt
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations.
The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of December 31, 2024 and December 31, 2023, the asset coverage ratio was 188.3% and 224.2%, respectively.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
For the year ended December 31, 2024 and December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022 the components of interest expense were as follows:

(Amounts in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	Period from January 27, 2022 (Inception) to December 31, 2022
Interest expense	$93,575	$41,029	$7,066
Amortization of deferred financing costs	4,348	1,921	1,106
(Gain) loss from interest rate swaps accounted for as hedges and related hedged items
Interest rate swaps	(5,218)	—	—
Hedged items	5,301	—	—
Total interest expense	$98,006	$42,950	$8,172
Average interest rate	7.56%	7.71%	5.54%
Average daily borrowings	$1,097,167	$464,312	$114,023
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
From time to time, the Transferor expects to sell and/or contribute certain investments to the MSPV Borrower. Proceeds from the MSPV Credit Facility will be used to finance the origination and acquisition of loans by the MSPV Borrower, including the purchase of such assets from the Transferor. The Company retains a residual interest in assets contributed to or acquired by the MSPV Borrower through its ownership of the MSPV Borrower. The MSPV Borrower is subject to meet certain covenants under the MSPV Credit Facility agreement. As of December 31, 2024 and 2023, the MSPV Borrower was in compliance with all such covenants.
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

TPG Twin Brook Capital Income Fund
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

The ASPV Credit Facility is secured by all of the assets of the ASPV Borrower and a pledge of equity interests in the ASPV Borrower. The ASPV Borrower is subject to meet financial covenants under the ASPV Credit Facility agreement. As of December 31, 2024 and 2023, the ASPV Borrower was in compliance with all such covenants.

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

The Truist Credit Facility is guaranteed by Twin Brook Capital Funding XXXIII, LLC (the “Guarantor”), a direct and wholly owned subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future. The Truist Credit Facility is secured by all assets of the Company and the Guarantor. The Company is subject to meet financial covenants under the Truist Credit Facility agreement. As of December 31, 2024 and December 31, 2023, the Company was in compliance with all such covenants.

As of December 31, 2024, there are approximately $251.3 million in borrowings outstanding on the ASPV Credit Facility, $191.4 million in borrowings outstanding on the MSPV Credit Facility, and $299.6 million in borrowings outstanding on the Truist Credit Facility. Borrowings under the Company’s facilities are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
Private Placement Notes - Series A

On March 19, 2024, the Company entered into a Note Purchase Agreement, governing the issuance of $90,000,000 aggregate principal amount of 7.69% Series A Senior Notes, Tranche A, due March 19, 2027 (the “Tranche A Notes”) and $150,000,000 aggregate principal amount of 7.78% Series A Senior Notes, Tranche B, due March 19, 2029 (the “Tranche

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
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

As of December 31, 2024, the Company was in compliance with all financial covenants and other requirements of each of the Series A, Tranche A Notes and Tranche B Notes.

Private Placement Notes - Series B

On October 15, 2024, the Company, entered into a First Supplement to the Master Note Purchase Agreement dated as of March 19, 2024 , governing the issuance of $400 million aggregate principal amount of Series B Notes consisting of (i) $85 million aggregate principal amount of 6.42% Series B Senior Notes, Tranche A, due October 15, 2028 (the “Tranche A Notes”), (ii) $25 million aggregate principal amount of Series B Senior Notes, Tranche B, due October 15, 2029 to be issued at a floating rate (the “Tranche B Notes”), and (iii) $290 million aggregate principal amount of 6.52% Series B Senior Notes, Tranche C, due October 15, 2029 (the “Tranche C Notes,” collectively with the Tranche A Notes and Tranche B Notes, the “Series B Notes”), to qualified institutional investors in a private placement. The Tranche B Notes bear interest at a floating interest rate equal to three-month SOFR plus 3.24% per annum. The Series B Notes are guaranteed by Twin Brook Capital Funding XXXIII, LLC, a subsidiary of the Company. All of the Series B Tranche A Notes and the Series B Tranche B Notes and $100 million of the Series B Tranche C Notes were delivered and paid for on October 15, 2024. Of the remaining Series B Tranche C Notes, $100 million and $90 million were delivered and paid for on November 14, 2024 and December 12, 2024, respectively.

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

The following table presents information on the secured notes and equity interests in the CLO Transaction:

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

	As of December 31, 2024
(Amounts in thousands)	Principal Outstanding	Interest Rate	Credit Rating
Class A Senior Secured Floating Rate Notes	$161,000	SOFR + 1.90%	AAA(sf)
Class A-L Senior Secured Floating Rate Loans	$100,000	SOFR + 1.90%	AAA(sf)
Class B Senior Secured Floating Rate Notes	$45,000	SOFR + 2.30%	AA(sf)
Class C Senior Secured Floating Rate Notes	$36,000	SOFR + 2.95%	A(sf)
Class D Senior Secured Floating Rate Notes	$27,000	SOFR + 4.95%	BBB(sf)
Equity Interests[1]	$76,000	None	Not Rated
Total CLO Transaction	$445,000
(1) Equity Interests were retained by the Company as of December 31, 2024.

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

As part of the CLO Transaction, a wholly owned subsidiary of the Company (the “Retention Holder”) sold and transferred certain middle market loans to the Issuer for the purchase price and other consideration set forth in a loan sale agreement and for future sales from the Retention Holder to the Issuer on an ongoing basis. Such loans constituted the initial portfolio of assets securing the Secured Debt. In connection with such sale and transfer, the Retention Holder made customary representations, warranties and covenants to the Issuer.

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

As of December 31, 2024 and 2023, respectively, the Company did not have borrowings under Short Term Financing Transactions.

Total debt consisted of the following as of December 31, 2024:

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

	As of December 31, 2024
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value(2)	Assets Pledged as Collateral(3)
ASPV Credit Facility	$500,000	$251,300	$69,062	$251,300	$493,142
MSPV Credit Facility	500,000	191,400	101,922	191,400	505,122
Truist Credit Facility	975,000	299,600	546,860	299,600	1,639,675
Series A Tranche A Notes	90,000	90,000	—	89,732	—
Series A Tranche B Notes	150,000	150,000	—	148,799	—
Series B Tranche A Notes	85,000	85,000	—	84,330	—
Series B Tranche B Notes	25,000	25,000	—	25,000	—
Series B Tranche C Notes	290,000	290,000	—	286,838	—
CLO Transaction	369,000	369,000	—	369,000	442,629
Total	$2,984,000	$1,751,300	$717,844	$1,745,999	$3,080,569
(1)The amount available reflects any limitations related to the facilities borrowing bases.
(2)Carrying value is inclusive of adjustments for the change in fair value of the effective hedge relationship, if applicable.
(3)Fair market value of the assets held as collateral in the respective credit facility.

Credit facilities consisted of the following as of December 31, 2023:

	As of December 31, 2023
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value	Assets Pledged as Collateral(2)
ASPV Credit Facility	$300,000	$150,000	$56,227	$150,000	$305,690
MSPV Credit Facility	500,000	350,300	29,127	350,300	606,827
Truist Credit Facility	330,000	142,700	141,175	142,700	431,188
Total	$1,130,000	$643,000	$226,529	$643,000	$1,343,705
(1)The amount available reflects any limitations related to the facilities borrowing bases.
(2)Fair market value of the assets held as collateral in the respective credit facility.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
Average debt outstanding and weighted average interest rates of outstanding debt for the year ended December 31, 2024 were as follows:

	Year Ended December 31, 2024
	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)
ASPV Credit Facility	7.79%	$222,353
MSPV Credit Facility	7.55%	$246,270
Truist Credit Facility	7.42%	$159,134
Series A Tranche A Notes	7.69%	$70,820
Series A Tranche B Notes	7.78%	$118,033
Series B Tranche A Notes	6.42%	$18,115
Series B Tranche B Notes	8.10%	$5,328
Series B Tranche C Notes	6.52%	$39,344
CLO Transaction	7.57%	$217,770
Total Weighted Average	7.56%	$1,097,167

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
Unless earlier terminated as described below, the Administration Agreement will remain in effect until September 6, 2025 and from year to year thereafter if approved annually by the vote of the Board and the vote of a majority of the Independent Trustees. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other.
No person who is an officer, trustee, or employee of the Administrator or its affiliates and who serves as a trustee of the Company receives any compensation from the Company for his or her services as a trustee. However, the Company reimburses the Administrator (or its affiliates) for an allocable portion of the compensation paid by the Administrator or its

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
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

For the year ended December 31, 2024, the Administrator charged approximately $1.5 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the year ended December 31, 2023, the Administrator charged approximately $1.8 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the period from January 27, 2022 (Inception) to December 31, 2022, the Administrator charged approximately $518,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

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

For the year ended December 31, 2024 and December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022, the Company has approximately $3.1 million, $2.4 million and $1.3 million, respectively, payable to

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
the Adviser for organizational, offering and operating costs, which is included in “accrued expenses and other liabilities payable to affiliate” and “due to affiliate” on the statements of assets and liabilities.
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
For the year ended December 31, 2024, the Company accrued approximately $14.8 million of base management fees payable to the Adviser. For the year ended December 31, 2023, the Company accrued approximately $7.7 million of base management fees payable to the Adviser. For the period from January 27, 2022 (Inception) to December 31, 2022, the Company accrued approximately $2.3 million of base management fees payable to the Adviser. As of December 31, 2024 and December 31, 2023, base management fees payable by the Company to the Adviser were approximately $4.6 million and $2.3 million, respectively.
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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
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
For the year ended December 31, 2024, the Company accrued approximately $19.4 million of income incentive fees. For the year ended December 31, 2023, the Company accrued approximately $8.6 million of income incentive fees. For the period from January 27, 2022 (Inception) to December 31, 2022, the Company accrued approximately $2.1 million of income incentive fees. As of December 31, 2024 and December 31, 2023, the Company had approximately $5.5 million and $2.8 million of income incentive fees payable, respectively.

As of December 31, 2024, the Company had no accrued capital gains incentive fees, of which none were paid or payable to the Adviser, representing a decrease in accrued capital gains incentive fees of $496,000. As of December 31, 2023, the Company had approximately $496,000 of capital gains incentive fees payable.

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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
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

For the year ended December 31, 2024, the Company accrued approximately $560,000 and $3,000, of Class S and Class D shareholder servicing and distribution fees, respectively, of which $316,000 of Class S servicing fees were waived and less than $1,000 of Class D servicing fees were waived. For the year ended December 31, 2023, the Company accrued approximately $31,000 and less than $1,000, of Class S and Class D shareholder servicing and distribution fees, respectively, of which $22,000 of Class S servicing fees were waived. For the period from January 27, 2022 (Inception) to December 31, 2022, the Company did not accrue servicing fees.

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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
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

For the year ended December 31, 2024 and December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022, no such Expense Payments were made by the Adviser.
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

Fair value and transactions, of the Company’s investments in affiliates were as follows for the year ended December 31, 2024 and December 31, 2023:

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

	Investment in Affiliated Funds at Fair Value for the Year Ended December 31, 2024
(Amounts in thousands)	Fair Value as of January 1, 2024	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2024	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$54,697	$27,394	$(7,017)	$3,940	$1,624	$80,638	$—
Twin Brook Segregated Equity Holdings, LLC	17	—	—	—	(1)	16	—
Total non-controlled/affiliated investments	$54,714	$27,394	$(7,017)	$3,940	$1,623	$80,654	$—

	Investment in Affiliated Funds at Fair Value for the Year Ended December 31, 2023
(Amounts in thousands)	Fair Value as of January 1, 2023	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2023	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$27,468	$23,068	$(123)	$37	$4,247	$54,697	$—
Twin Brook Segregated Equity Holdings, LLC	—	19	—	—	(2)	17	—
Total non-controlled/affiliated investments	$27,468	$23,087	$(123)	$37	$4,245	$54,714	$—
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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
As of December 31, 2024, the Company’s monthly average USD notional exposure to foreign currency forward contracts was approximately $206,450,000. As of December 31, 2023, the Company’s monthly average USD notional exposure to foreign currency forward contracts was approximately $728,000.
The table below presents the impact to the consolidated statements of operations from derivative contracts that were not designated in a qualifying hedging relationship during the year ended December 31, 2024 and December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Period from January 27, 2022 (Inception) to December 31, 2022
Net change in unrealized gain (loss) on foreign currency forward contracts	$90	$(44)	$—
Net change in unrealized gain (loss) on interest rate swaps(1)	(8,620)	—	—
Net change in unrealized gain (loss) on interest rate options	812	—	—
(1) Represents the change in unrealized gain (loss) on interest rate swaps before swaps were designated as fair value hedges.
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
The table below presents the impact to the consolidated statements of operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the year ended December 31, 2024 and December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022:

(Amounts in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	Period from January 27, 2022 (Inception) to December 31, 2022	Financial Statement Location
Interest rate swaps	$(5,218)	$—	$—	Interest expense
Hedged items	$5,301	$—	$—	Interest expense

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
The table below presents the carrying value of unsecured borrowings as of December 31, 2024 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

Description	Pricipal Amount (Amounts in thousands)	Carrying Value (Amounts in thousands)	Cumulative Hedging Adjustments (Amounts in thousands)
Series A, Tranche A Notes	$90,000	$89,732	(268)
Series A, Tranche B Notes	150,000	148,799	(1,201)
Series B, Tranche A Notes	85,000	84,330	(670)
Series B, Tranche C Notes	290,000	286,838	(3,162)
Total	$615,000	$609,699	(5,301)
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
As of December 31, 2024 and December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	December 31, 2024	December 31, 2023
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$146	53
626 Holdings Equity, LLC	39	118
A.P.A Industries, LLC	1,523	1,523
Abrasive Technology Intermediate, LLC	104	97
ACES Intermediate, LLC	7,114	7,114
Advanced Lighting Acquisition, LLC	324	324
ADVI Health, LLC	1,062	1,062
Advocate RCM Acquisition Corp	2,902	2,902
AEP Passion Intermediate Holdings, Inc.	14	16
AFC Industries, Inc.	10,258	4,628
Affinitiv, Inc.	186	248
Agility Intermediate, Inc.	53	53
AHR Intermediate, Inc	13,790	7,072
ARC Healthcare Technologies, LLC	—	—
Alcresta Buyer, Inc	16,797	—
Alliance Environmental Group, LLC	—	3
ALM Media, LLC	2,068	971

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Portfolio Company	December 31, 2024	December 31, 2023
AlphaCoin LLC	7,537	—
Altamira Material Solutions, LP	11	37
AM Buyer, LLC	32	95
American Family Care, LLC	5,756	—
Answer Acquisition, LLC	759	9
Apex Dental Partners, LLC	—	167
Aptitude Health Holdings, LLC	227	214
Aquatic Sales Solutions, LLC	70	70
ASC Ortho Management, LLC	17	57
Ascend Plastic Surgery Partners MSO LLC	24,879	—
Ascent Lifting, Inc.	2,500	2,500
ASP Global Acquisition, LLC	9,872	485
AvCarb, LLC	32	38
AWI Group, LLC	7,553	—
BAKER MANUFACTURING COMPANY, LLC	2,898	—
Banner Buyer, LLC	296	370
Barkley, LLC	2,300	2,300
BBG Intermediate Holdings, Inc.	4	4
BCI Burke Holding Corp.	9,036	185
Beacon Oral Specialists Management LLC	188	188
Beghou Consulting, LLC	1,136	2,714
Behavior Frontiers, LLC	1,344	38
Best Version Media Acquisition, LLC	3,976	—
Benefit Plan Administrators of Eau Claire, LLC	—	6,122
Bestop, Inc	12,615	—
Bio Agri Mix Holdings Inc.	—	87
BPCP EE Intermedco LLC	3,387	3,387
BPCP NSA Intermedco, Inc	13,497	—
BPCP WLF Intermedco LLC	16,844	7,876
BSC ASI BUYER, LLC	3,661	—
BSC Top Shelf Blocker LLC	2,256	—
Bulk Lift International, LLC	1,801	1,801
Canadian Orthodontic Partners Corp	30	23
CAP KSI Holdings LLC	5,835	—
CARDS Acquisition, Inc	27,012	—
Certified Collision Group Acquisition Corp	19	19
Champion Motorsports Group, LLC	56	56
Change Academy at Lake of the Ozarks, LLC	—	2,556
CL Services Acquisition, LLC	11,529	4,976
CNS Purchaser, LLC	14,280	—
Community Care Partners, LLC	23	31
Copperweld Group, Inc.	200	139
Cosmetic Solutions, LLC	252	344
CPS HVAC Group, LLC	—	141
CPS Power Buyer, LLC	3,079	4,348

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Portfolio Company	December 31, 2024	December 31, 2023
CR Services Intermediate, LLC	94	101
CSL Intermediate Acquisition LLC	2,553	—
Custom Agronomics Holdings, LLC	786	2,161
Datum Acquisition, LLC	1,312	—
DealerOn Inc.	314	314
Dermatology Medical Partners OpCo, LLC	9	9
Diamondback Buyer, LLC	2,713	56
DNS IMI Acquisition Corp	38	42
Domino Equipment Company, LLC	—	66
Double E Company, LLC	265	2,167
Duggal Acquisition, LLC	11,079	—
Dykstra's Auto, LLC	88	112
Eastern Communications Solutions, Inc.	3,240	—
Edko Acquisition, LLC	26	38
EH Management Company, LLC	38	26
Empire Equipment Company, LLC	251	439
EMSAR Acquisition LLC	—	13
Endodontic Practice Partners, LLC	11,438	5,415
Engelman Baking Co., LLC	—	200
E-Phoenix Acquisition Co. Inc.	53	75
Esquire Deposition Solutions, LLC	7,666	3,061
Ever Fresh Fruit Company, LLC	3,893	1,380
Exclusive Concepts, LLC	4,833	2,880
Fastlap, LLC	14,806	—
Flourish Research Acquisition, LLC	—	3,433
Formulated Buyer, LLC	2	234
Franchise Fastlane, LLC	15	15
FreshAddress, LLC	30	30
FYZICAL Buyer, LLC	1,653	—
GENIUS BIDCO LLC	8,231	—
Geriatric Medical and Surgical Supply, LLC	300	248
Gold Medal Holdings, Inc.	3,986	5
Golden Bear PT Partners, LLC	11	22
GPSTrackit Holdings, LLC	4,429	—
Green Monster Acquisition, LLC	—	11
GS XX Corporation	2,381	—
Guardian Dentistry Practice Management, LLC	4,188	4
H2 Holdco, Inc.	16,664	7,349
Harley Exteriors Acquisition, LLC	5,251	—
HEC Purchaser Corp.	7,843	—
Helpware, Inc.	2,531	3,880
Highland Acquisition, Inc.	1,771	30
HLSG Intermediate, LLC	16	239
Home Brands Group Holdings, Inc.	48	48
HTI Intermediate, LLC	3,770	—

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Portfolio Company	December 31, 2024	December 31, 2023
Hultec Buyer, LLC	3,288	2,819
Hydromax USA, LLC	182	228
Icelandirect, LLC	6	6
Icreon Holdings, LLC	1,071	803
IMA Group Management Company, LLC	192	201
Industrial Air Flow Dynamics, Inc.	—	2,537
Infolinks Media Buyco, LLC	38	38
Innovative FlexPak, LLC	232	—
IPC Pain Acquisition, LLC	1,140	2,240
Ironhorse Purchaser, LLC	3,924	2,471
ISPN Intermediate, LLC	718	—
ISSA, LLC	131	131
ITSavvy LLC	—	2,012
Johns Byrne LLC	4,039	4,039
Juniper Landscaping Holdings LLC	1,630	7,099
K-1 Packaging Group, LLC.	6,579	6,748
Kaizen Auto Care, LLC	117	—
Kalkomey Enterprises, LLC	—	77
Keystone Partners, LLC	3,691	—
Kittyhawk, Inc	3,571	—
Kravet Design LLC	4,349	—
Kwalu, LLC	4,049	5,061
L&J Holding Company LLC	12,027	—
Lakeshirts LLC	18,474	—
Lawn Care Holdings Purchaser, Inc	13,262	4,506
Lehman Pipe Buyer, LLC	5,309	—
Leonard Group, Inc.	156	234
Load One Purchaser Corporation	3,201	9,787
MacKenzie Childs Acquisition, Inc.	3,374	1,799
MacNeill Pride Group Corp.	215	332
Mad Rose Company, LLC	342	395
Main Street Gourmet, LLC	38	38
Mattco Forge, Inc.	4,307	506
Medical Technology Associates, Inc.	1,966	1,966
MetaSource, LLC	52	94
Millennia Patient Services, LLC	53	53
Montway LLC	150	150
MRC Keeler Acquisition, LLC	150	150
MS Pain, LLC	6,899	—
MWEC Management, LLC	4,168	2,606
My Buyer, LLC	4,633	—
Nasco Healthcare Inc.	1,982	3,322
NEFCO Holding Company, LLC	8,248	6,316
Nelson Name Plate Company	90	90
Network Partners Acquisition, LLC	38	150

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Portfolio Company	December 31, 2024	December 31, 2023
NH Kronos Buyer, Inc.	—	12,705
Nimlok Company, LLC	320	320
NTM Acquisition Corp	995	1,176
NutriScience Innovations, LLC	131	131
NWI Merger Sub, Inc	8,933	—
Optimized Marketing Acquisition, LLC	169	1,861
Outerbox, LLC	6,357	—
P and R Dental Strategies, LLC	19	23
PALMETTO TECHNOLOGY GROUP, LLC	9,781	—
Peak Dental Services, LLC	—	38
Peak Investment Holdings, LLC	274	404
Peninsula MMGY Corporation	3,691	3,691
Pentec Acquisition Corp.	—	75
PharmaForceIQ INC.	2,093	—
PHGP MB Purchaser, Inc.	58	88
Pink Lily Holdings, LLC	31	63
Polaris Labs Acquisition, LLC	2,123	—
Polycorp Ltd	18,583	—
PPW Acquisition, LLC	9	30
PRA Acquisition, LLC	56	56
Propio LS, LLC	—	—
Premier Early Childhood Education Partners LLC	6,261	9,570
PRM MANAGEMENT COMPANY, LLC	1,969	—
Purpose Home Health Acquisition, LLC	11,028	1,956
Qin's Buffalo, LLC	4,515	105
Quality Liaison Services of North America, Inc	1,629	1,629
Raneys, LLC	1,964	4,825
Reliable Medical Supply LLC	7	112
Renovation Systems, LLC	3,309	1,719
Revival Animal Health, LLC	52	34
RKD Group, LLC	6,872	4,905
RMS Health Care Management, LLC	1,620	3,018
Rose Paving, LLC	7,943	4,319
RQM Buyer, Inc.	—	165
RTP Acquisition, LLC	15	38
Sage Dental Management, LLC	12,772	49
SAMGI Buyer, Inc.	138	138
SASE Company, LLC	—	20
SCP Beverage Buyer, LLC	—	25
SCP ENT and Allergy Services, LLC	51	256
Shasta Buyer, LLC	3,732	2,081
ShiftKey, LLC	110	110
Signature Dental Partners LLC	10,589	—
Signature MD, Inc	8,274	—
Silver Falls MSO, LLC	12	79

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Portfolio Company	December 31, 2024	December 31, 2023
SimiTree Acquisition LLC	128	137
SIMKO Merger Sub, LLC	4,835	6,818
Sixarp, LLC	2,053	6,912
Soccer Post Acquisition, LLC	—	1,856
Southeast Primary Care Partners, LLC	150	225
Southern Orthodontic Partners Management, LLC	5,905	92
Southern Sports Medicine Partners, LLC	27	35
Spear Education Holdings, LLC	7,290	4,463
Spectrum Solutions, LLC	107	267
SPG Holdco, LLC	2,070	2,070
Star Dental Partners LLC	15,405	11,806
Starwest Botanicals Acquisition, LLC	87	96
Stax Holding Company, LLC	60	60
Steel City Wash, LLC	12	16
Storm Smart Buyer LLC	26	105
Sun Orchard, LLC	11,435	5,336
Superior Insurance Partners LLC	14,403	—
Surplus Solutions, LLC	6,080	1,771
Teel Plastics, LLC	324	324
The Channel Company, LLC	43	45
THE CHEMPETITIVE GROUP, LLC	13,919	—
Trademark Global, LLC	18	18
Transitions Intermediate Holdings, LLC	1,765	—
Treat Planet Acquisition, LLC	1,965	1,965
Triad Technologies, LLC	332	332
TruBlue LLC	3,761	—
TSR Concrete Coatings, LLC	537	1,534
U.S. Urology Partners, LLC	1,401	1,401
United Land Services Opco Parent, LLC	333	259
Universal Pure, LLC	2,104	5,139
US Anchors Group Inc	3,275	—
US Foot and Ankle Specialists, LLC	2,699	439
USALCO, LLC	—	59
USSC Holding Corp	7,177	—
Value Added Distributors, LLC	3,768	—
Vanguard Packaging, LLC	3,821	535
Varsity DuvaSawko Operating Corp.	3,459	537
Varsity Rejuvenate Partners, LLC	5,078	8,377
Vehicle Accessories, Inc.	877	38
VersiCare Management LLC	6,034	—
VetEvolve Holdings, LLC	8,821	14,699
Vital Care Buyer, LLC	—	580
WCI Volt Purchaser, LLC	2,249	2,249
Western Veterinary Partners, LLC	20,872	24
Westminster Cracker Company, Inc.	1,380	1,534

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Portfolio Company	December 31, 2024	December 31, 2023
White Label Communications,LLC	1,534	1,534
Wolf Gordon Inc	3,809	—
WTWH Buyer, LLC	1,638	1,638
Yard-Nique, Inc	807	6,030
Zipline Logistics, LLC	574	6,214
Total unfunded portfolio company commitments	820,807	324,051
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings during the normal course of business. As of December 31, 2024, management was not aware of any material pending or threatened litigation.
Note 9.  Net Assets
Equity Issuances
As of December 31, 2024 and December 31, 2023, the Company had 60,925,719 and 31,438,430 shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares for the year ended December 31, 2024 and December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022:

	Year Ended December 31, 2024
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	25,899,530	$658,537
Share transfers between classes	106,986	2,723
Distributions reinvested	963,461	24,497
Repurchased shares, net of early repurchase deduction	(90,917)	(2,282)
Net increase (decrease)	26,879,060	$683,475

	Year Ended December 31, 2024
	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	2,481,562	$63,094
Share transfers between classes	(91,641)	(2,333)
Distributions reinvested	158,631	4,033
Net increase (decrease)	2,548,552	$64,794

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

	Year Ended December 31, 2024
	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	72,525	$1,842
Share transfers between classes	(15,344)	(390)
Distributions reinvested	2,498	66
Net increase (decrease)	59,679	$1,518

	Year Ended December 31, 2023
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	9,197,698	$236,709
Distributions reinvested	101,791	2,621
Net increase (decrease)	9,299,489	$239,330

	Year Ended December 31, 2023
	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	1,179,452	$30,374
Distributions reinvested	1,758	45
Net increase (decrease)	1,181,210	$30,419

	Year Ended December 31, 2023
	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	12,700	$327
Net increase (decrease)	12,700	$327

	Period from January 27, 2022 (Inception) to December 31, 2022
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	20,943,030	$529,300
Net increase (decrease)	20,943,030	$529,300

Dividends
The following tables reflect dividends declared for each share class for the year ended December 31, 2024.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Year Ended December 31, 2024
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 27, 2024	$0.2300	$7,355
February 26, 2024	February 29, 2024	March 27, 2024	$0.2300	$7,809
March 28, 2024	March 31, 2024	April 26, 2024	$0.2300	$9,064
April 27, 2024	April 30, 2024	May 29, 2024	$0.2300	$9,566
May 28, 2024	May 31, 2024	June 26, 2024	$0.2300	$9,937
June 27, 2024	June 30, 2024	July 29, 2024	$0.2300	$10,987
July 28, 2024	July 31, 2024	August 28, 2024	$0.2300	$11,247
August 28, 2024	August 31, 2024	September 26, 2024	$0.2400	$12,183
September 27, 2024	September 30, 2024	October 29, 2024	$0.2400	$12,615
October 28, 2024	October 31, 2024	November 26, 2024	$0.2400	$12,899
November 27, 2024	November 30, 2024	December 27, 2024	$0.2400	$13,373
December 28, 2024	December 31, 2024	January 29, 2025	$0.2400	$13,710

Year Ended December 31, 2024
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 27, 2024	$0.2246	$329
February 26, 2024	February 29, 2024	March 27, 2024	$0.2250	$363
March 28, 2024	March 31, 2024	April 26, 2024	$0.2246	$410
April 27, 2024	April 30, 2024	May 29, 2024	$0.2248	$439
May 28, 2024	May 31, 2024	June 26, 2024	$0.2246	$531
June 27, 2024	June 30, 2024	July 29, 2024	$0.2248	$575
July 28, 2024	July 31, 2024	August 28, 2024	$0.2246	$603
August 28, 2024	August 31, 2024	September 26, 2024	$0.2346	$686
September 27, 2024	September 30, 2024	October 29, 2024	$0.2348	$724
October 28, 2024	October 31, 2024	November 26, 2024	$0.2271	$740
November 27, 2024	November 30, 2024	December 27, 2024	$0.2275	$801
December 28, 2024	December 31, 2024	January 29, 2025	$0.2271	$847

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Year Ended December 31, 2024
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 27, 2024	$0.2246	$3
February 26, 2024	February 29, 2024	March 27, 2024	$0.2250	$11
March 28, 2024	March 31, 2024	April 26, 2024	$0.2246	$12
April 27, 2024	April 30, 2024	May 29, 2024	$0.2248	$10
May 28, 2024	May 31, 2024	June 26, 2024	$0.2246	$10
June 27, 2024	June 30, 2024	July 29, 2024	$0.2248	$6
July 28, 2024	July 31, 2024	August 28, 2024	$0.2246	$7
August 28, 2024	August 31, 2024	September 26, 2024	$0.2346	$10
September 27, 2024	September 30, 2024	October 29, 2024	$0.2348	$11
October 28, 2024	October 31, 2024	November 26, 2024	$0.2346	$14
November 27, 2024	November 30, 2024	December 27, 2024	$0.2348	$17
December 28, 2024	December 31, 2024	January 29, 2025	$0.2400	$17

The following table reflects dividends declared on common shares for the year ended December 31, 2023:

Year Ended December 31, 2023
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
March 27, 2023	March 31, 2023	April 28, 2023	$0.1800	3,825
April 26, 2023	April 28, 2023	May 31, 2023	$0.1800	4,019
May 25, 2023	May 31, 2023	June 30, 2023	$0.1800	4,103
June 27, 2023	June 30, 2023	July 28, 2023	$0.1800	4,173
July 25, 2023	July 28, 2023	August 31, 2023	$0.1800	4,234
August 28, 2023	August 31, 2023	September 30, 2023	$0.1900	5,117
September 26, 2023	September 30, 2023	October 31, 2023	$0.2000	5,473
October 28, 2023	October 31, 2023	November 30, 2023	$0.2200	6,258
November 28, 2023	November 30, 2023	December 29, 2023	$0.2200	6,538
December 15, 2023	December 29, 2023	January 31, 2024	$0.5700	17,239

Year Ended December 31, 2023
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
October 28, 2023	October 31, 2023	November 30, 2023	$0.2146	4
November 28, 2023	November 30, 2023	December 29, 2023	$0.2147	106
December 15, 2023	December 29, 2023	January 31, 2024	$0.5645	667

Year Ended December 31, 2023
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
December 15, 2023	December 29, 2023	January 31, 2024	$0.5645	7

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
The following table reflects dividends declared on common shares for the period from January 27, 2022 (Inception) to December 31, 2022:

Period from January 27, 2022 (Inception) to December 31, 2022
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
December 19, 2022	December 30, 2022	January 31, 2023	$0.7500	15,707

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

The following table presents the share repurchases completed during the year ended December 31, 2024:

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
January 30, 2024	19,539	0.1%	$25.43	December 31, 2023	$487	0
April 25, 2024	—	—%	$25.40	March 31, 2024	$—	0
July 26, 2024	38,837	0.1%	$25.45	June 30, 2024	$969	0
October 28, 2024	32,540	0.1%	$25.47	September 30, 2024	$827	0

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction.
(3) All repurchases were satisfied in full.

During the year ended December 31, 2023, no shares were repurchased.

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

All of the dividends declared for the years ended December 31, 2024 and December 31, 2023 were derived from ordinary income, as determined on a tax basis. Taxable income is an estimate and is not fully determined until the Company's tax return is filed. Differences between taxable income and net investment income and realized gains on a U.S. GAAP basis are reconciled in Note 11 to the financial statements.
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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

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
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or expenses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. There were $(0.3) million and $4.2 million of permanent differences primarily related to non-deductible offering costs and net income from wholly-owned subsidiary as of December 31, 2024, and December 31, 2023, respectively.

The following reconciles the increase (decrease) in net assets resulting from operations to taxable income for the years ended December 31, 2024 and December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022:

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

(Amounts in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	Period from January 27, 2022 (Inception) to December 31, 2022
Net increase (decrease) in net assets resulting from operations	$130,517	$61,643	$15,302
Adjustments:
Net change in unrealized (gain)/loss from investments	1,748	(1,976)	(1,824)
Net change in unrealized (gain)/loss on interest rate swaps and options	7,808	—	—
Deferred organizational costs	(60)	423	372
Other nondeductible expenses	1,604	3,220	401
Capital loss carryforward	(7)	12	—
Net income from consolidated wholly-owned subsidiary	(1,925)	955	2
Taxable income(1)	$139,685	$64,277	$14,253

(1) Taxable income is an estimate and is not fully determined until the Company's tax return is filed.

The components of accumulated undistributed (over-distributed) earnings (losses) as calculated on a tax basis for the years ended December 31, 2024 and December 31, 2023 were:

(Amounts in thousands)	December 31, 2024	December 31, 2023
(Over)/Underdistributed ordinary income	$2,821	$1,059
Distributable capital gains	—	—
Other temporary book/tax differences	(739)	(806)
Net unrealized appreciation (depreciation) on investments	2,052	3,800
Unrealized appreciation (depreciation) on interest rate swaps and options	(7,808)	—
Total accumulated undistributed (over-distributed) earnings	$(3,674)	$4,053

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, as of December 31, 2024 and December 31, 2023 were as follows:

(Amounts in thousands)	December 31, 2024	December 31, 2023
Tax cost	$3,158,625	$1,394,619
Gross unrealized appreciation	21,230	11,108
Gross unrealized depreciation	(19,178)	(7,308)
Net unrealized appreciation/(depreciation) on investments	$2,052	$3,800

Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized by the Fund may get carried forward indefinitely and retain their character as short-term and/or long-term losses. Any such losses will be deemed to arise on the first day of the next taxable year. Such losses for the years ended December 31, 2024 and December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022: were as follows:

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

	Year Ended December 31, 2024	Year Ended December 31, 2023	Period from January 27, 2022 (Inception) to December 31, 2022
Short-term:	—	11,503	—
Long-term:	4,000	—	—
Note 12.  Financial Highlights
The following are financial highlights for a common share outstanding for the year ended December 31, 2024 and December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022.

(Amounts in thousands, except share and per share amounts)	Year Ended December 31, 2024
	Class I	Class S*	Class D*
Per share data:
Net asset value, beginning of period	$25.41	$25.41	$25.41
Net investment income (loss)(1)	2.78	2.68	2.67
Net realized and unrealized gain (loss)(2)	(0.08)	(0.07)	(0.03)
Total from operations	2.70	2.61	2.64
Dividends declared	(2.81)	(2.72)	(2.75)
Total increase (decrease) in net assets	(0.11)	(0.11)	(0.11)
Net asset value, end of period	$25.30	$25.30	$25.30
Shares outstanding, end of period	57,123,580	3,729,761	72,378
Total return(3)(4)	11.1%	10.8%	10.9%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	11.3%	11.8%	11.7%
Ratio of total net operating expenses to average net assets(4)(5)(7)	0.6%	0.6%	0.6%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(8)	11.0%	10.6%	10.6%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	10.9%	10.5%	10.5%
Net assets, end of period	$1,445,050	$94,351	$1,831
Weighted average shares outstanding	46,369,379	2,580,010	44,024
Portfolio turnover rate(10)	23.5%	23.5%	23.5%
Asset coverage ratio(11)	188.3%	188.3%	188.3%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

(Amounts in thousands, except share and per share amounts)	Year Ended December 31, 2023
	Class I	Class S*	Class D*
Per share data:
Net asset value, beginning of period	$25.25	$25.80	$25.75
Net investment income (loss)(1)	$2.39	0.65	0.23
Net realized and unrealized gain (loss)(2)	0.07	(0.05)	(0.01)
Total from operations	2.46	0.60	0.22
Dividends declared	(2.30)	(0.99)	(0.56)
Total increase (decrease) in net assets	0.16	(0.39)	(0.34)
Net asset value, end of period	$25.41	$25.41	$25.41
Shares outstanding, end of period	30,244,520	1,181,210	12,700
Total return(3)(4)	10.0%	2.4%	0.9%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	11.1%	3.7%	0.9%
Ratio of net operating expenses less interest and tax expense to average net assets(4)(5)(7)	1.0%	0.3%	0.1%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(8)	9.6%	3.5%	0.9%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	9.4%	3.4%	0.9%
Net assets, end of period	$768,513	$30,015	$323
Weighted average shares outstanding	24,792,294	571,089	12,700
Portfolio turnover rate(10)	14.6%	14.6%	14.6%
Asset coverage ratio(11)	224.2%	224.2%	224.2%
*Class S commenced operations on 10/2/2023; Class D commenced operations on 12/1/2023.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

(Amounts in thousands, except share and per share amounts)	Period from January 27, 2022 (Inception) to December 31, 2022
Per share data:
Net asset value, beginning of period	$25.00
Net investment income (loss)(1)	1.56
Net realized and unrealized gain (loss)(2)	(0.56)
Total from operations	1.00
Dividends declared	(0.75)
Total increase (decrease) in net assets	0.25
Net asset value, end of period	$25.25
Shares outstanding, end of period	20,943,030
Total return(3)(4)	4.0%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	5.6%
Ratio of net operating expenses less interest and tax expense to average net assets(4)(5)(7)	1.4%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(8)	3.1%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	4.6%
Net assets, end of period	$528,895
Weighted average shares outstanding	8,534,410
Total capital commitments, end of period	$529,300
Ratio of total contributed capital to total committed capital, end of period	100.0%
Portfolio turnover rate(10)	10.7%
Asset coverage ratio(11)	263.6%
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
(6)Ratio of total expenses to average net assets is computed using total expenses net of waivers from the Administrator, if applicable. Included in total expenses are incentive fees of 1.5%, 1.5%, and 1.5% respectively, as a percent of average net assets for the year ended December 31, 2024 for Class I, Class S, and Class D, respectively. Additionally, included in total expenses for the year ended December 31, 2023 are incentive fees of 1.4%, 0.5%, and 0.1%. The impact of the waiver included in total expenses net of waivers was —% for Class S shares and was not applicable to Class D or Class I shares for the year ended December 31, 2024. There were no waivers for the year ended December 31, 2023.

TPG Twin Brook Capital Income Fund
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

Subsequent Subscriptions and Dividend Declarations

The Company received approximately $46.2 million of net proceeds, inclusive of distributions reinvested through the Company’s distribution reinvestment plan, relating to the issuance of Class I shares for subscriptions effective January 2, 2025, $14.4 million of net proceeds relating to the issuance of Class S shares for subscriptions effective January 2, 2025, and $0.01 millions of net proceeds relating to the issuance of Class D shares for subscriptions effective January 2, 2025. Additionally, the Company received approximately $51.9 million of net proceeds relating to the issuance of Class I shares for subscriptions effective February 3, 2025 and $8.9 million of net proceeds relating to the issuance of Class S shares for subscriptions effective February 3, 2025, and $0.2 million of net proceeds relating to the issuance of Class D shares for subscriptions effective February 3, 2025. The issuance price for March share issuances is not yet finalized at the date of this filing.

On January 27, 2025, the Company’s Board declared net distributions of $0.2300 per Class I share and Class D share, respectively, and $0.2171 per Class S share payable on February 26, 2025 to shareholders of record as of January 31, 2025. Additionally, on February 28, 2025, the Company’s Board declared net distributions of $0.2200 per Class I share and Class D share, respectively, and $0.2084 per Class S share payable on March 27, 2025 to shareholders of record as of February 28, 2025.

Effective January 30, 2025, the Company repurchased 259,681 shares for $6,564,644, payable on February 4, 2025, net of Early Repurchase Deductions, when applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurances that information required to be disclosed in this Annual Report on Form 10-K and other reports that we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024. It should be noted that any system of controls, regardless of design and execution, can provide only reasonable assurance of achieving the desired control objectives.
Management’s Report on Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

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

Management of the Company (with participation of the Chief Executive Officer and Chief Financial Officer) conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of the Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2024 pursuant to the rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Amended and Restated Declaration of Trust & Bylaws

On March 17, 2025, the Company’s board of trustees (the “Board”) adopted the Fifth Amended and Restated Agreement and Declaration of Trust (the “Fifth A&R Declaration of Trust”) to make certain clarifying changes in response to comments issued by certain state securities regulators in connection with their review of the Company’s continuous offering of common shares of beneficial interest, including further clarifying that the provisions regarding lending practices are applicable to the Sponsor (as such term is defined in the Fifth A&R Declaration of Trust). The other material terms of the Fifth A&R Declaration of Trust were unchanged.

Further, effective on March 17, 2025, in response to comments issued by certain state securities regulators in connection with their review of the Company’s continuous offering of common shares of beneficial interest, the Board adopted the Fourth Amended and Restated Bylaws (the “Fourth A&R Bylaws”), to provide that (i) when there is more than one trustee on the Board, the quorum required for a meeting of the Board shall be a majority of the trustees, and (ii) the quorum required for a meeting of any committee of the Board shall be a majority of such committee’s members. The other material terms of the Fourth A&R Bylaws were unchanged.

The foregoing descriptions of the Fifth A&R Declaration of Trust and the Fourth A&R Bylaws do not purport to be complete and are qualified in their entirety by reference to the full text of the Fifth A&R Declaration of Trust and the Fourth A&R Bylaws, which are attached as Exhibit 3.1 and Exhibit 3.2, respectively, to this annual report on Form 10-K and are incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company's fiscal year ended December 31, 2024.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company’s fiscal year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company’s fiscal year ended December 31, 2024.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company’s fiscal year ended December 31, 2024.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company’s fiscal year ended December 31, 2024.

PART IV
Item 15. Exhibits.

Exhibit No.	Description
3.1*	Fifth Amended and Restated Agreement and Declaration of Trust, dated March 17, 2025
3.2*	Fourth Amended and Restated Bylaws, dated March 17, 2025
4.1*	Description of Securities
10.1
Amended and Restated Investment Management Agreement, dated November 1, 2023, by and between the Company and the Adviser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2023)

10.2
Amended and Restated Intermediary Manager Agreement, dated March 1, 2023, by and between the Company and Foreside Financial Services, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023)

10.3
Form of Selected Intermediary Agreement (incorporated by reference to Exhibit 99.(H)(2) to the Company’s Post-Effective Amendment No. 6 to its Registration Statement on Form N-2/A, filed with the SEC on May 1, 2024)

10.4*	Distribution and Servicing Plan, dated March 11, 2025
10.5
Global Custody Agreement, dated December 15, 2022, by and between the Company and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023)

10.6
Amended and Restated Administration Agreement, dated September 6, 2023, by and between the Company and the Adviser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2023)

10.7
Services Agreement, dated October 24, 2022, by and between the Company and DST Systems, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023)

10.8
Expense Support and Conditional Reimbursement Agreement, dated October 25, 2022, by and between the Company and the Adviser (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023)

10.9
Loan and Servicing Agreement, dated as of June 17, 2022, by and among Twin Brook Capital Funding XXXIII MSPV, LLC, Twin Brook Capital Funding XXXIII, LLC. AGTB Fund Manager, LLC, the Lenders (defined therein) party thereto, Morgan Stanley Asset Funding, Inc. and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023)

10.10
Amendment No.1 to Loan and Servicing Agreement, dated as of October 28, 2022, by and among Twin Brook Capital Funding XXXIII MSPV, LLC, Twin Brook Capital Funding XXXIII, LLC. AGTB Fund Manager, LLC, the Lenders (defined therein) party thereto, Morgan Stanley Asset Funding, Inc. and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023)

10.11
Amendment No. 3 to Loan and Servicing Agreement, dated as of May 28, 2024, by and among Twin Brook Capital Funding XXXIII MSPV, LLC, AGTB Fund Manager, LLC, the Lenders (defined therein) party thereto, Morgan Stanley Asset Funding, Inc. and the Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2024)

10.12
Loan, Security and Collateral Management Agreement, dated as of December 13, 2022, by and among Twin Brook Capital Funding XXXIII ASPV, LLC, Twin Brook Capital Funding XXXIII, LLC, AGTB Fund Manager, LLC, the Lenders (defined therein) party thereto, Ally Bank and Computershare Trust Company, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023)

10.13
First Amendment to Loan, Security and Collateral Management Agreement, dated as of August 9, 2024, by and among Twin Brook Capital Funding XXXIII ASPV, LLC, as the Borrower, AGTB Fund Manager, LLC, as the Collateral Manager, Ally Bank, as the Administrative Agent and as the Swingline Lender, the Required Lenders party thereto and Western Alliance Trust Company, N.A., as the Collateral Custodian (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2024)

10.14
Senior Secured Revolving Credit Agreement, dated as of November 17, 2023, by and among the Company, the Lenders and Issuing Banks (as defined therein) party thereto and Truist Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2023)

10.15
First Amendment to Senior Secured Revolving Credit Agreement, dated as of August 16, 2024, by and among the Company, the Lenders and Issuing Banks (as defined therein) party thereto and Truist Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 16, 2024)

10.16*	Note Purchase Agreement, dated as of March 19, 2024, by and among TPG Twin Brook Capital Income Fund and the purchasers party thereto
10.17
First Supplement to Master Note Purchase Agreement, dated October 15, 2024, by and among TPG Twin Brook Capital Income Fund and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2024)

10.18
Purchase and Placement Agency Agreement, dated as of May 30, 2024, by and among Twin Brook CLO 2024-1 LLC, Twin Brook Capital Funding XXXIII, LLC, Morgan Stanley & Co. LLC and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2024)

10.19
Indenture, dated as of May 30, 2024, by and between Twin Brook CLO 2024-1 LLC, as Issuer and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2024)

10.20
Credit Agreement, dated as of May 30, 2024, by and between Twin Brook CLO 2024-1 LLC, as Borrower, Various Financial Institutions and Other Persons, as Lenders, Computershare Trust Company, N.A., as Loan Agent, and Computershare Trust Company, N.A., as Collateral Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2024)

10.21
Collateral Management Agreement, dated as of May 30, 2024, by and between Twin Brook CLO 2024-1 LLC and AGTB Fund Manager, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2024)

10.22
Loan Sale Agreement, dated as of May 30, 2024, by and between Twin Brook Capital Funding XXXIII, LLC, as the Seller, and Twin Brook CLO 2024-1 LLC, as the Issuer (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2024)

10.23
TPG Twin Brook Capital Income Fund Multiple Class Plan, dated October 25, 2022 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023)

10.24
Distribution Reinvestment Plan, dated October 25, 2022 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023)

14.1*	Joint Code of Ethics of TPG Twin Brook Capital Income Fund and AGTB Fund Manager, LLC
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________
*Filed herewith
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG TWIN BROOK CAPITAL INCOME FUND

March 17, 2025	By:	/s/ Trevor Clark
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

March 17, 2025	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer, Chairman of the Board of Trustees, and Trustee
(Principal Executive Officer)

March 17, 2025	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

March 17, 2025	By:	/s/ James E. Bowers
James E. Bowers
Independent Trustee

March 17, 2025	By:	/s/ James N. Hallene
James N. Hallene
Independent Trustee

March 17, 2025	By:	/s/ Lance A. Ludwick
Lance A. Ludwick
Independent Trustee