Form 10-Q
period 2025-03-31
TPG Twin Brook Capital Income Fund
filed 2025-05-13
CIK 1913724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes ☐ No ☒
The number of shares of the Registrant’s common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding as of May 12, 2025 was 64,187,247, 6,300,971 and 78,672 of Class I, Class S and Class D Common Shares, respectively. Common Shares outstanding exclude May 1, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TPG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $3,304,424 and $3,084,619, respectively)	$3,298,961	$3,080,569
Non-controlled/affiliated investments at fair value (amortized cost of $77,857 and $74,552, respectively)	85,558	80,654
Cash and cash equivalents (restricted cash of $51,135 and $71,863 as of March 31, 2025 and December 31, 2024, respectively)	78,838	161,064
Deferred financing costs	26,716	27,997
Interest receivable	12,290	12,479
Unrealized gain on derivative contracts	3,311	1,021
Deferred offering costs	973	1,035
Prepaid expenses	574	1,057
Other assets	67	612
Total assets	$3,507,288	$3,366,488
Liabilities
Unrealized loss on derivative contracts	7,290	14,000
Debt (Note 5)	1,719,853	1,745,999
Interest payable	18,637	33,546
Dividend payable	14,964	14,602
Income incentive fee payable	6,086	5,465
Management fees payable	4,922	4,578
Accrued expenses and other liabilities payable to affiliate	2,888	3,118
Deferred income	2,271	2,373
Deferred tax liability	1,855	1,575
Total liabilities	$1,778,766	$1,825,256
Commitments and contingencies (Note 8)
Net assets
Common shares $0.001 par value, unlimited shares authorized; 68,346,039 and 60,925,719 shares issued and outstanding, respectively	$68	$61
Additional paid-in-capital	1,731,846	1,544,845
Total distributable earnings (loss)	(3,392)	(3,674)
Total net assets	1,728,522	1,541,232
Total liabilities and net assets	$3,507,288	$3,366,488
Net asset value per share	$25.29	$25.30

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
Net Asset Value per Share
Class I Shares:
Net assets	$1,585,048	$1,445,050
Common shares $0.001 par value, unlimited shares authorized	62,673,057	57,123,580
Net asset value per share	$25.29	$25.30
Class S Shares:
Net assets	$141,462	$94,351
Common shares $0.001 par value, unlimited shares authorized	5,593,418	3,729,761
Net asset value per share	$25.29	$25.30
Class D Shares:
Net assets	$2,012	$1,831
Common shares $0.001 par value, unlimited shares authorized	79,564	72,378
Net asset value per share	$25.29	$25.30
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$86,544	$46,753
Payment-in-kind interest	967	803
Other	1,344	1,207
Total investment income from non-controlled, non-affiliated investments:	88,855	48,763
Total investment income	88,855	48,763
Expenses
Interest	$31,953	$15,458
Income incentive fees(1)	6,086	3,583
Management fees(1)	4,922	2,647
Other	995	160
Offering costs	612	339
Professional fees	526	554
Administrative fees(1)	376	232
Insurance fees	188	153
Accounting fees	173	169
Capital gains incentive fees(1)	—	(7)
Trustees' fees	58	45
Distribution and shareholder servicing fees:
Class S	257	88
Class D	1	1
Total expenses	46,147	23,422
Distribution and shareholder servicing fees waived
Class S	(74)	(62)
Class D	(1)	—
Net expenses	46,072	23,360
Net investment income (loss) before taxes	$42,783	$25,403
Deferred federal tax provision(2)	280	311
Current federal tax(2)	87	—
Net investment income (loss) after taxes	$42,416	$25,092
Net realized and change in unrealized gain (loss) on investment transactions
Net realized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	48	—
Non-controlled, affiliated investments	345	—
Foreign currency forward contracts	47	(32)
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	(1,413)	(1,815)
Non-controlled, affiliated investments	1,599	1,599
Interest rate swaps and options	436	—
Foreign currency forward contracts	(45)	67
The accompanying notes are an integral part of these consolidated financial statements.

Total net realized and change in unrealized gain (loss) on investment transactions	1,017	(181)
Net increase (decrease) in net assets resulting from operations	$43,433	$24,911

(1)Refer to Note 6 - Agreements and Related Party Transactions
(2)Related to the Company’s wholly-owned, consolidated subsidiaries, Twin Brook Equity XVIII Corp. and Twin Brook Equity XXXIII Corp., which are treated as corporations for United States federal income tax purposes
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$42,416	$25,092
Net realized gain (loss)	440	(32)
Net change in unrealized gain (loss)	577	(149)
Net increase (decrease) in net assets resulting from operations	43,433	24,911
Dividends
Class I	(40,652)	(24,228)
Class S	(3,061)	(1,102)
Class D	(50)	(26)
Net increase (decrease) in net assets resulting from dividends	(43,763)	(25,356)
Capital share transactions
Class I
Proceeds from shares sold	137,433	229,767
Share transfers between classes	76	—
Distributions reinvested	9,272	4,060
Repurchased shares, net of early repurchase deduction	(6,464)	(487)
Class S
Proceeds from shares sold	45,531	15,653
Distributions reinvested	1,646	729
Repurchased shares, net of early repurchase deduction	(55)	—
Class D
Proceeds from shares sold	292	630
Share transfers between classes	(76)	—
Distributions reinvested	15	20
Repurchased shares, net of early repurchase deduction	(50)	—
Net increase (decrease) in net assets resulting from capital share transactions	187,620	250,372
Total increase (decreases) in net assets	187,290	249,927
Net assets, at beginning of period	1,541,232	798,851
Net assets, at end of period	$1,728,522	$1,048,778
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$43,433	$24,911
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(393)	—
Net realized (gain) loss on foreign currency forward contracts	(47)	—
Net change in unrealized (appreciation) depreciation on investments	(186)	216
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	45	(67)
Net change in unrealized (appreciation) depreciation on interest rate swaps and options, inclusive of hedging effects	(892)	—
Net accretion on debt instruments	(4,511)	(2,288)
Net paydown gain on debt instruments	(536)	(128)
Interest received in-kind	(967)	(803)
Purchases and drawdowns of investments	(318,737)	(456,894)
Proceeds from sales and paydowns of investments	102,082	28,002
Net settlements on derivative contracts	—	773
Amortization of deferred financing costs	1,783	630
Amortization of deferred offering costs	612	337
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	189	(2,248)
(Increase) decrease in other assets	545	—
(Increase) decrease in prepaid expenses	483	153
Increase (decrease) in interest payable	(14,909)	337
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	(230)	(968)
Increase (decrease) in income incentive fees payable	621	789
Increase (decrease) in management fees payable	344	318
Increase (decrease) in deferred tax liability	280	311
Increase (decrease) in deferred income	(102)	4
Increase (decrease) in capital gains incentive fees payable	—	(7)
Increase (decrease) in due to affiliate	—	2,298
Net cash used in operating activities	(191,093)	(404,324)
Cash flows from financing activities
Dividends paid	(32,468)	(28,975)
Payments for repurchase of common shares	(6,564)	(487)
Proceeds from issuance of common shares	183,251	246,050
Borrowings on debt	363,700	473,200
Payments on debt	(398,000)	(284,900)
Payments for deferred financing costs	(502)	(1,605)
Payments for deferred offering costs	(550)	(549)
Net cash provided by financing activities	108,867	402,734
The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net change in cash	(82,226)	(1,590)
Cash and restricted cash
Cash and restricted cash, beginning of period	161,064	62,706
Cash and restricted cash, end of period	$78,838	$61,116

Supplemental and non-cash information
Distributions reinvested	$10,933	$4,809
Cash paid during the period for interest	$45,535	$13,718
Dividends payable	$14,964	$9,486
The following table provides a reconciliation of cash and restricted cash reported within the consolidated statements of assets and liabilities:
Cash	$27,703	$30,189
Restricted cash	51,135	30,927
Total cash and restricted cash	$78,838	$61,116

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt
Aerospace and defense
AlphaCoin LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.24%	7/29/2024	7/29/2030	$3,028	$(27)	$(21)	0.00%
AlphaCoin LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.24%	7/29/2024	7/29/2030	4,509	(80)	(73)	0.00%
AlphaCoin LLC	First lien senior secured term loan	S +	5.00%	9.24%	7/29/2024	7/29/2030	19,479	19,122	19,167	1.11%
Mattco Forge, Inc (6)	First lien senior secured revolving loan	S +	5.00%	9.30%	12/19/2024	12/19/2030	3,691	(53)	(46)	0.00%
Mattco Forge, Inc	First lien senior secured term loan	S +	5.00%	9.30%	12/19/2024	12/19/2030	38,144	37,596	37,667	2.18%
								56,558	56,694	3.29%
Air freight and logistics
Load One Purchaser Corporation	First lien senior secured revolving loan	S +	6.25%	11.97%	6/21/2022	6/21/2028	$3,557	$840	$840	0.05%
Load One Purchaser Corporation	First lien senior secured term loan	S +	6.25%	10.81%	6/21/2022	6/21/2028	995	977	981	0.06%
Load One Purchaser Corporation	First lien senior secured term loan	S +	6.25%	10.92%	10/23/2024	6/21/2028	13,961	13,748	13,768	0.79%
Zipline Logistics, LLC	First lien senior secured revolving loan	S +	4.00% + 2.00% PIK	10.44%	9/19/2022	9/19/2027	1,701	1,103	1,065	0.06%
Zipline Logistics, LLC	First lien senior secured term loan	S +	6.00% + 2.00% PIK	10.44%	9/19/2022	9/19/2027	6,860	6,760	6,609	0.38%
								23,428	23,263	1.34%
Auto components
A.P.A. Industries, LLC (6)(9)	First lien senior secured revolving loan	S +	6.00%	10.44%	1/10/2023	1/10/2028	$1,523	$(21)	$(20)	0.00%
A.P.A. Industries, LLC	First lien senior secured term loan	S +	6.00%	10.44%	1/10/2023	1/10/2028	8,529	8,399	8,407	0.49%
AirPro Diagnostics, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.56%	2/21/2025	2/21/2030	3,164	(47)	(47)	0.00%
AirPro Diagnostics, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.56%	2/21/2025	2/21/2030	1,822	(27)	(27)	0.00%
AirPro Diagnostics, LLC	First lien senior secured term loan	S +	5.25%	9.56%	2/21/2025	2/21/2030	8,541	8,416	8,416	0.49%
AvCarb, LLC	First lien senior secured delayed draw term loan	S +	2.00% + 5.00%PIK	11.56%	7/28/2023	11/12/2026	246	243	238	0.01%
AvCarb, LLC	First lien senior secured revolving loan	S +	7.00%	11.70%	7/28/2023	11/12/2026	38	9	8	0.00%
AvCarb, LLC	First lien senior secured term loan	S +	2.00% + 5.00% PIK	11.56%	7/28/2023	11/12/2026	524	520	509	0.03%
Bestop, Inc (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	3/29/2024	3/29/2029	6,774	(108)	(102)	(0.01)%
Bestop, Inc	First lien senior secured revolving loan	S +	5.50%	9.80%	3/29/2024	3/29/2029	7,081	1,303	1,310	0.08%
Bestop, Inc	First lien senior secured term loan	S +	5.50%	9.80%	3/29/2024	3/29/2029	43,915	43,172	43,256	2.49%
BSC ASI Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.30%	12/31/2024	12/31/2027	3,661	(34)	(34)	0.00%
BSC ASI Buyer, LLC	First lien senior secured term loan	S +	5.00%	9.30%	12/31/2024	12/31/2027	29,751	29,485	29,485	1.71%
Certified Collision Group Acquisition Corp (6)	First lien senior secured revolving loan	S +	5.00%	9.30%	7/28/2023	5/17/2027	19	—	—	0.00%
Certified Collision Group Acquisition Corp	First lien senior secured term loan	S +	5.00%	9.30%	7/28/2023	5/17/2027	1,100	1,092	1,091	0.06%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Raneys, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.05%	2/17/2023	6/7/2027	4,823	4,758	4,775	0.28%
Raneys, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.05%	6/7/2022	6/7/2027	1,964	(24)	(19)	0.00%
Raneys, LLC	First lien senior secured term loan	S +	5.75%	10.05%	6/7/2022	6/7/2027	13,419	13,248	13,286	0.77%
								110,384	110,532	6.40%
Building products
US Anchors Group Inc (6)	First lien senior secured revolving loan	S +	5.00%	9.30%	7/15/2024	7/15/2029	$3,275	$(56)	$(52)	0.00%
US Anchors Group Inc	First lien senior secured term loan	S +	5.00%	9.30%	7/15/2024	7/15/2029	17,529	17,219	17,252	1.00%
								17,163	17,200	1.00%
Chemicals
AM Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.75%	11.30%	3/6/2025	5/1/2027	$851	$(6)	$(6)	0.00%
AM Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.80%	3/6/2025	5/1/2027	4,324	4,292	4,291	0.25%
Answer Acquisition, LLC	First lien senior secured revolving loan	S +	6.00%	10.45%	7/28/2023	12/30/2026	759	94	96	0.01%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.45%	1/16/2024	12/30/2026	849	841	843	0.05%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.45%	6/7/2024	12/30/2026	9,898	9,755	9,829	0.57%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.45%	7/28/2023	12/30/2026	1,660	1,652	1,649	0.10%
Custom Agronomics Holdings, LLC	First lien senior secured revolving loan	S +	6.50%	11.06%	8/30/2022	8/30/2027	2,357	1,939	1,937	0.11%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	11.06%	8/30/2022	8/30/2027	4,072	4,023	4,024	0.23%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	11.06%	3/25/2024	8/30/2027	2,511	2,483	2,482	0.14%
Polycorp Ltd (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.32%	1/24/2024	1/24/2030	14,860	(156)	(219)	(0.01)%
Polycorp Ltd (6)	First lien senior secured revolving loan	S +	5.00%	9.32%	1/24/2024	1/24/2030	3,723	(69)	(55)	0.00%
Polycorp Ltd	First lien senior secured term loan	S +	5.00%	9.32%	1/24/2024	1/24/2030	18,009	17,713	17,744	1.03%
Polycorp Ltd	First lien senior secured term loan	S +	5.00%	9.32%	2/28/2025	1/24/2030	5,378	5,297	5,299	0.31%
Teel Plastics, LLC	First lien senior secured revolving loan	S +	5.00%	10.71%	7/28/2023	4/30/2025	324	178	178	0.01%
Teel Plastics, LLC	First lien senior secured term loan	S +	5.00%	9.44%	7/28/2023	4/30/2025	1,751	1,751	1,751	0.10%
								49,787	49,843	2.90%
Commercial services and supplies
Alliance Environmental Group, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.56%	7/28/2023	12/30/2027	$57	$56	$37	0.00%
Alliance Environmental Group, LLC	First lien senior secured revolving loan	S +	6.00%	10.56%	7/28/2023	12/30/2027	38	37	25	—%
Alliance Environmental Group, LLC	First lien senior secured term loan	S +	6.00%	10.56%	7/28/2023	12/30/2027	2,255	2,217	1,473	0.09%
CARDS Acquisition, Inc	First lien senior secured delayed draw term loan	S +	5.50%	9.82%	8/12/2024	8/12/2029	23,837	2,703	2,795	0.16%
CARDS Acquisition, Inc	First lien senior secured revolving loan	S +	5.50%	10.21%	8/12/2024	8/12/2029	8,843	6,571	6,605	0.38%
CARDS Acquisition, Inc	First lien senior secured term loan	S +	5.50%	9.82%	8/12/2024	8/12/2029	41,111	40,278	40,455	2.34%
Edko Acquisition, LLC (10)	First lien senior secured revolving loan	S +	6.00%	10.56%	7/28/2023	6/25/2026	38	11	11	0.00%
Edko Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.56%	7/28/2023	6/25/2026	1,111	1,106	1,104	0.06%
Franchise Fastlane, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.94%	7/28/2023	5/2/2027	15	—	—	0.00%
Franchise Fastlane, LLC	First lien senior secured term loan	S +	5.50%	9.94%	7/28/2023	5/2/2027	1,121	1,114	1,112	0.06%
Gold Medal Holdings, Inc (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.05%	6/14/2024	3/17/2027	2,831	(20)	(17)	0.00%
Gold Medal Holdings, Inc (11)	First lien senior secured revolving loan	S +	5.75%	10.05%	7/28/2023	3/17/2027	1,444	322	324	0.02%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Gold Medal Holdings, Inc	First lien senior secured term loan	S +	5.75%	10.05%	7/28/2023	3/17/2027	12,056	11,966	11,982	0.69%
Green Monster Acquisition, LLC	First lien senior secured revolving loan	S +	6.00%	10.57%	7/28/2023	12/28/2026	38	37	37	0.00%
Green Monster Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.57%	7/28/2023	12/28/2026	1,143	1,137	1,135	0.07%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.94%	7/28/2023	3/31/2028	707	697	702	0.04%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.94%	10/6/2023	3/31/2028	351	345	349	0.02%
HLSG Intermediate, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.94%	3/14/2025	3/31/2029	2,111	(31)	(31)	0.00%
HLSG Intermediate, LLC	First lien senior secured revolving loan	S +	5.50%	9.94%	7/28/2023	3/31/2028	1,051	187	195	0.01%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	5.50%	9.94%	7/28/2023	3/31/2028	2,135	2,113	2,120	0.12%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	5.50%	9.94%	10/6/2023	3/31/2028	637	626	633	0.04%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	5.50%	9.94%	3/14/2025	3/31/2029	630	621	626	0.04%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	5.50%	9.94%	3/14/2025	3/31/2028	656	646	646	0.04%
Industrial Air Flow Dynamics, Inc	First lien senior secured revolving loan	S +	6.25%	10.69%	8/5/2022	8/5/2028	2,537	2,509	2,513	0.15%
Industrial Air Flow Dynamics, Inc	First lien senior secured term loan	S +	6.25%	10.69%	8/5/2022	8/5/2028	18,414	18,202	18,238	1.06%
Nimlok Company, LLC (6)(12)	First lien senior secured revolving loan	S +	5.50%	10.06%	7/28/2023	11/27/2025	320	(1)	(1)	0.00%
Nimlok Company, LLC	First lien senior secured term loan	S +	5.50%	10.06%	7/28/2023	11/27/2025	2,606	2,602	2,599	0.15%
Nimlok Company, LLC	First lien senior secured term loan	S +	5.50%	10.05%	5/1/2024	11/27/2025	3,096	3,087	3,087	0.18%
Polaris Labs Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.32%	9/17/2024	9/17/2029	2,123	(38)	(35)	0.00%
Polaris Labs Acquisition, LLC	First lien senior secured term loan	S +	5.00%	9.32%	9/17/2024	9/17/2029	6,426	6,310	6,321	0.37%
PRA Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.95%	7/28/2023	5/12/2028	56	(1)	(1)	0.00%
PRA Acquisition, LLC	First lien senior secured term loan	S +	6.50%	10.95%	7/28/2023	5/12/2028	599	589	588	0.03%
Quality Liaison Services of North America, Inc (6)	First lien senior secured revolving loan	S +	6.00%	10.44%	5/2/2023	5/2/2028	1,629	(25)	(24)	0.00%
Quality Liaison Services of North America, Inc	First lien senior secured term loan	S +	6.00%	10.44%	5/2/2023	5/2/2028	12,532	12,337	12,349	0.71%
Rapid Fire Safety and Security, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.30%	1/2/2025	1/2/2030	5,469	1,017	1,017	0.06%
Rapid Fire Safety and Security, LLC	First lien senior secured revolving loan	S +	5.00%	10.79%	1/2/2025	1/2/2030	1,885	666	666	0.04%
Rapid Fire Safety and Security, LLC	First lien senior secured term loan	S +	5.00%	9.30%	1/2/2025	1/2/2030	3,981	3,915	3,915	0.23%
								123,908	123,550	7.16%
Construction and engineering
AKS Engineering and Forestry, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.30%	1/7/2025	1/7/2031	$2,890	$(42)	$(42)	0.00%
AKS Engineering and Forestry, LLC	First lien senior secured term loan	S +	5.00%	9.30%	1/7/2025	1/7/2031	19,977	19,692	19,692	1.14%
BCI Burke Holding Corp	First lien senior secured delayed draw term loan	S +	5.75%	10.05%	7/28/2023	12/14/2027	1,568	1,551	1,557	0.09%
BCI Burke Holding Corp (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.05%	10/10/2024	12/14/2027	6,588	(56)	(47)	0.00%
BCI Burke Holding Corp (6)	First lien senior secured revolving loan	S +	5.75%	10.05%	7/28/2023	12/14/2027	2,447	(23)	(17)	0.00%
BCI Burke Holding Corp	First lien senior secured term loan	S +	5.75%	10.05%	7/28/2023	12/14/2027	6,461	6,395	6,415	0.37%
BCI Burke Holding Corp	First lien senior secured term loan	S +	5.75%	10.05%	10/10/2024	12/14/2027	11,911	11,810	11,827	0.68%
COMPASS RESTORATION INTERMEDIARY HOLDINGS, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.54%	1/31/2025	1/31/2030	2,491	(48)	(48)	0.00%
COMPASS RESTORATION INTERMEDIARY HOLDINGS, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.54%	1/31/2025	1/31/2030	1,218	(24)	(24)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
COMPASS RESTORATION INTERMEDIARY HOLDINGS, LLC	First lien senior secured term loan	S +	5.25%	9.54%	1/31/2025	1/31/2030	6,975	6,842	6,842	0.40%
Highland Acquisition, Inc	First lien senior secured revolving loan	S +	5.25%	9.54%	7/28/2023	3/9/2027	2,213	417	415	0.02%
Highland Acquisition, Inc	First lien senior secured term loan	S +	5.25%	9.54%	7/28/2023	3/9/2027	10,823	10,691	10,689	0.62%
Ironhorse Purchaser, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.57%	9/30/2022	9/30/2027	9,201	9,110	9,116	0.53%
Ironhorse Purchaser, LLC (13)	First lien senior secured revolving loan	S +	5.25%	9.57%	9/30/2022	9/30/2027	5,813	802	818	0.05%
Ironhorse Purchaser, LLC	First lien senior secured term loan	S +	5.25%	9.57%	9/30/2022	9/30/2027	29,916	29,579	29,617	1.71%
Redwood Buyer, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.30%	1/3/2025	1/3/2030	7,615	(145)	(145)	(0.01)%
Redwood Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.30%	1/3/2025	1/3/2030	1,884	(36)	(36)	0.00%
Redwood Buyer, LLC	First lien senior secured term loan	S +	5.00%	9.30%	1/3/2025	1/3/2030	9,112	8,940	8,936	0.52%
Rose Paving, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.32%	11/27/2024	11/7/2029	3,738	2,228	2,239	0.13%
Rose Paving, LLC	First lien senior secured revolving loan	S +	5.00%	9.32%	11/7/2022	11/7/2029	8,626	2,463	2,497	0.14%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	9.31%	11/7/2022	11/7/2029	17,207	16,897	16,995	0.98%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	9.31%	11/27/2024	11/7/2029	13,123	12,943	12,961	0.75%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	9.31%	5/1/2024	11/7/2029	1,781	1,743	1,759	0.10%
								141,729	142,016	8.22%
Containers and packaging
Bulk Lift International, LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.81%	7/28/2023	11/15/2027	$126	$124	$123	0.01%
Bulk Lift International, LLC	First lien senior secured revolving loan	S +	6.25%	10.81%	11/15/2022	11/15/2027	1,801	613	612	0.04%
Bulk Lift International, LLC	First lien senior secured term loan	S +	6.25%	10.81%	11/15/2022	11/15/2027	8,104	7,954	7,963	0.46%
Innovative FlexPak, LLC (8)	First lien senior secured revolving loan	S +	7.00%	11.44%	7/28/2023	1/23/2026	627	363	160	0.01%
Innovative FlexPak, LLC (8)	First lien senior secured term loan	S +	7.00%	11.44%	7/28/2023	1/23/2026	2,616	2,274	1,427	0.08%
Innovative FlexPak, LLC (8)	First lien senior secured term loan	20.00% PIK		20.00%	7/28/2023	1/23/2026	772	567	421	0.02%
Johns Byrne LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	10.55%	8/31/2023	8/31/2029	2,578	(47)	(45)	0.00%
Johns Byrne LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.55%	8/31/2023	8/31/2029	1,460	(27)	(25)	0.00%
Johns Byrne LLC	First lien senior secured term loan	S +	6.25%	10.55%	8/31/2023	8/31/2029	9,523	9,339	9,347	0.54%
K-1 Packaging Group LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.81%	10/6/2022	10/6/2027	6,748	(85)	(80)	0.00%
K-1 Packaging Group LLC	First lien senior secured term loan	S +	6.25%	10.81%	10/6/2022	10/6/2027	31,006	30,559	30,609	1.77%
MRC Keeler Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.00% + 0.50% PIK	11.45%	7/28/2023	12/4/2025	4	4	4	0.00%
MRC Keeler Acquisition LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.95%	7/28/2023	12/4/2025	150	(1)	(3)	0.00%
MRC Keeler Acquisition LLC	First lien senior secured term loan	S +	6.00% + 0.50% PIK	11.45%	7/28/2023	12/4/2025	908	905	888	0.05%
Sixarp, LLC	First lien senior secured revolving loan	S +	5.50%	10.06%	8/5/2022	8/5/2027	3,732	2,391	2,394	0.14%
Sixarp, LLC	First lien senior secured term loan	S +	5.50%	10.06%	8/5/2022	8/5/2027	19,378	19,162	19,182	1.11%
Vanguard Packaging, LLC	First lien senior secured revolving loan	S +	5.25%	9.69%	3/29/2024	8/9/2026	4,408	2,773	2,778	0.16%
Vanguard Packaging, LLC	First lien senior secured term loan	S +	5.25%	9.69%	3/29/2024	8/9/2026	10,161	10,118	10,110	0.58%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
								86,986	85,865	4.97%
Distributors
RTP Acquisition, LLC	First lien senior secured revolving loan	S +	4.50% + 2.25% PIK	11.19%	7/28/2023	8/17/2027	$38	$23	$22	0.00%
RTP Acquisition, LLC	First lien senior secured term loan	S +	4.50% + 2.25% PIK	11.30%	7/28/2023	8/17/2027	2,724	2,687	2,657	0.15%
								2,710	2,679	0.15%
Diversified consumer services
50Floor, LLC	First lien senior secured revolving loan	S +	3.00% + 3.00% PIK	10.45%	7/28/2023	3/31/2028	$208	$99	$69	0.00%
50Floor, LLC	First lien senior secured term loan	S +	3.00% + 3.00% PIK	10.45%	7/28/2023	3/31/2028	1,075	1,053	911	0.05%
ACES Intermediate, Inc (6)	First lien senior secured revolving loan	S +	5.25%	9.69%	7/27/2022	7/27/2027	7,114	(93)	(53)	0.00%
ACES Intermediate, Inc	First lien senior secured term loan	S +	5.25%	9.69%	7/27/2022	7/27/2027	39,421	38,928	39,125	2.26%
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.21%	4/25/2023	4/25/2028	7,191	7,067	7,072	0.41%
CL Services Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.19%	5/7/2024	4/25/2028	8,474	(131)	(140)	(0.01)%
CL Services Acquisition, LLC	First lien senior secured revolving loan	S +	5.75%	10.20%	4/25/2023	4/25/2028	1,629	493	494	0.03%
CL Services Acquisition, LLC	First lien senior secured term loan	S +	5.75%	10.19%	4/25/2023	4/25/2028	10,093	9,898	9,926	0.57%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.55%	9/20/2023	12/30/2028	6,724	6,626	6,650	0.38%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.55%	12/30/2022	12/30/2028	6,949	6,835	6,872	0.40%
Esquire Deposition Solutions, LLC	First lien senior secured revolving loan	S +	5.25%	9.55%	12/30/2022	12/30/2028	7,666	1,112	1,142	0.07%
Esquire Deposition Solutions, LLC	First lien senior secured term loan	S +	5.25%	9.55%	12/30/2022	12/30/2028	48,113	47,332	47,583	2.75%
Harley Exteriors Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.79%	8/2/2024	8/1/2029	3,929	(68)	(63)	—%
Harley Exteriors Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.79%	8/2/2024	8/2/2029	1,322	(23)	(21)	—%
Harley Exteriors Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.79%	8/2/2024	8/2/2029	8,503	8,355	8,368	0.48%
Home Brands Group Holdings, Inc (6)	First lien senior secured revolving loan	S +	4.75%	9.17%	7/28/2023	11/8/2026	48	—	—	0.00%
Home Brands Group Holdings, Inc	First lien senior secured term loan	S +	4.75%	9.17%	7/28/2023	11/8/2026	1,534	1,527	1,525	0.09%
HTI Intermediate, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.57%	3/1/2024	3/1/2030	2,354	(19)	(15)	0.00%
HTI Intermediate, LLC	First lien senior secured revolving loan	S +	5.25%	11.02%	3/1/2024	3/1/2030	1,573	446	448	0.03%
HTI Intermediate, LLC	First lien senior secured term loan	S +	5.25%	9.57%	3/1/2024	3/1/2030	5,047	4,959	4,970	0.29%
ISSA, LLC	First lien senior secured revolving loan	S +	6.25%	10.55%	7/28/2023	3/1/2028	131	38	38	0.00%
ISSA, LLC	First lien senior secured term loan	S +	6.25%	10.55%	7/28/2023	3/1/2028	1,834	1,814	1,811	0.10%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.81%	11/13/2023	12/29/2026	5,858	5,791	5,820	0.34%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.81%	7/28/2023	12/29/2026	86	86	85	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Juniper Landscaping Holdings LLC (14)	First lien senior secured revolving loan	S +	6.25%	10.77%	7/28/2023	12/29/2026	820	346	350	0.02%
Juniper Landscaping Holdings LLC	First lien senior secured term loan	S +	6.25%	10.81%	7/28/2023	12/29/2026	2,994	2,967	2,972	0.17%
Lawn Care Holdings Purchaser, Inc	First lien senior secured delayed draw term loan	S +	5.25%	9.55%	10/24/2023	10/24/2028	4,555	4,447	4,510	0.26%
Lawn Care Holdings Purchaser, Inc	First lien senior secured delayed draw term loan	S +	5.25%	9.55%	11/22/2024	10/24/2028	13,954	4,393	4,416	0.26%
Lawn Care Holdings Purchaser, Inc (6)	First lien senior secured revolving loan	S +	5.25%	9.55%	10/24/2023	10/24/2028	2,698	(41)	(26)	0.00%
Lawn Care Holdings Purchaser, Inc	First lien senior secured term loan	S +	5.25%	9.55%	10/24/2023	10/24/2028	7,174	7,049	7,104	0.41%
PPW Acquisition, LLC	First lien senior secured revolving loan	S +	6.75%	11.43%	7/28/2023	9/30/2027	38	28	27	0.00%
PPW Acquisition, LLC	First lien senior secured term loan	S +	4.30% + 2.50% PIK	11.31%	7/28/2023	9/30/2027	615	604	574	0.03%
Premier Early Childhood Education Partners LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.56%	11/22/2023	11/22/2028	10,891	10,679	10,755	0.62%
Premier Early Childhood Education Partners LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.55%	9/25/2024	11/22/2028	9,041	8,891	8,928	0.52%
Premier Early Childhood Education Partners LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.44%	3/27/2025	11/22/2028	8,418	(42)	42	0.00%
Premier Early Childhood Education Partners LLC	First lien senior secured revolving loan	S +	6.00%	10.56%	11/22/2023	11/22/2028	1,380	1,077	1,087	0.06%
Premier Early Childhood Education Partners LLC	First lien senior secured term loan	S +	6.00%	10.56%	11/22/2023	11/22/2028	8,209	8,042	8,106	0.47%
TSR Concrete Coatings, LLC	First lien senior secured revolving loan	S +	6.00%	10.45%	9/22/2023	9/22/2028	1,534	663	668	0.04%
TSR Concrete Coatings, LLC	First lien senior secured term loan	S +	6.00%	10.45%	9/22/2023	9/22/2028	7,091	6,962	6,989	0.40%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.44%	7/28/2023	3/23/2026	1,603	1,375	1,373	0.08%
United Land Services Opco Parent, LLC (15)	First lien senior secured revolving loan	S +	6.00%	10.44%	7/28/2023	3/23/2026	150	29	29	—%
United Land Services Opco Parent, LLC	First lien senior secured term loan	S +	6.00%	10.44%	7/28/2023	3/23/2026	351	349	349	0.02%
Yard-Nique, Inc	First lien senior secured delayed draw term loan	S +	6.00%	10.45%	8/8/2022	4/30/2026	2,562	2,547	2,548	0.15%
Yard-Nique, Inc	First lien senior secured revolving loan	S +	6.00%	10.45%	8/8/2022	4/30/2026	1,947	703	710	0.04%
Yard-Nique, Inc	First lien senior secured term loan	S +	6.00%	10.45%	8/8/2022	4/30/2026	6,982	6,937	6,940	0.40%
								210,130	211,068	12.19%
Diversified telecommunication services
ISPN Intermediate, LLC	First lien senior secured revolving loan	S +	5.25%	9.57%	12/6/2024	12/6/2030	$861	$131	$133	0.01%
ISPN Intermediate, LLC	First lien senior secured term loan	S +	5.25%	9.55%	12/6/2024	12/6/2030	6,938	6,840	6,852	0.40%
								6,971	6,985	0.41%
Electrical equipment
AEP Passion Intermediate Holdings, Inc	First lien senior secured delayed draw term loan	S +	4.60% + 1.90% PIK	10.95%	7/28/2023	10/5/2027	$71	$70	$69	0.00%
AEP Passion Intermediate Holdings, Inc	First lien senior secured revolving loan	S +	6.50%	10.94%	7/28/2023	10/5/2027	48	33	33	—%
AEP Passion Intermediate Holdings, Inc	First lien senior secured revolving loan	S +	4.60% + 1.90% PIK	10.95%	7/28/2023	10/5/2027	—	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
AEP Passion Intermediate Holdings, Inc	First lien senior secured term loan	S +	4.60% + 1.90% PIK	10.95%	7/28/2023	10/5/2027	1,264	1,245	1,241	0.07%
BPCP NSA Intermedco, Inc	First lien senior secured delayed draw term loan	S +	4.75%	9.05%	5/17/2024	5/17/2030	12,263	4,584	4,622	0.27%
BPCP NSA Intermedco, Inc (6)	First lien senior secured revolving loan	S +	4.75%	9.05%	5/17/2024	5/17/2030	5,930	(77)	(66)	0.00%
BPCP NSA Intermedco, Inc	First lien senior secured term loan	S +	4.75%	9.05%	5/17/2024	5/17/2030	34,925	34,467	34,532	2.00%
SENS Intermediate Holdings LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.29%	3/10/2025	3/10/2031	3,468	(26)	(26)	0.00%
SENS Intermediate Holdings LLC	First lien senior secured revolving loan	S +	5.00%	9.29%	3/10/2025	3/10/2031	2,664	227	227	0.01%
SENS Intermediate Holdings LLC	First lien senior secured term loan	S +	5.00%	9.29%	3/10/2025	3/10/2031	9,826	9,680	9,679	0.55%
WCI Volt Purchaser, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.69%	9/15/2022	9/15/2028	2,249	(26)	(24)	0.00%
WCI Volt Purchaser, LLC	First lien senior secured term loan	S +	5.25%	9.69%	9/15/2022	9/15/2028	8,601	8,491	8,502	0.49%
								58,668	58,789	3.39%
Electronic equipment, instruments and components
Advanced Lighting Acquisition, LLC	First lien senior secured revolving loan	S +	5.75%	10.07%	2/27/2025	11/22/2027	$1,215	$231	$231	0.01%
Advanced Lighting Acquisition, LLC	First lien senior secured term loan	S +	5.75%	10.07%	2/27/2025	11/22/2027	7,843	7,766	7,766	0.45%
Nelson Name Plate Company	First lien senior secured delayed draw term loan	S +	5.50%	10.06%	7/28/2023	10/18/2026	116	116	116	0.01%
Nelson Name Plate Company (6)	First lien senior secured revolving loan	S +	5.50%	10.06%	7/28/2023	10/18/2026	90	(1)	(1)	0.00%
Nelson Name Plate Company	First lien senior secured term loan	S +	5.50%	10.06%	7/28/2023	10/18/2026	881	877	874	0.05%
								8,989	8,986	0.52%
Food and staples retailing
Ever Fresh Fruit Company, LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.67%	6/5/2024	11/17/2028	$2,513	$1,320	$1,323	0.08%
Ever Fresh Fruit Company, LLC	First lien senior secured revolving loan	S +	6.25%	10.67%	11/17/2023	11/17/2028	1,380	111	117	0.01%
Ever Fresh Fruit Company, LLC	First lien senior secured term loan	S +	6.25%	10.67%	11/17/2023	11/17/2028	7,270	7,124	7,161	0.41%
Mad Rose Company, LLC (16)	First lien senior secured revolving loan	S +	6.25%	11.56%	7/28/2023	5/7/2026	395	126	126	0.01%
Mad Rose Company, LLC	First lien senior secured term loan	S +	6.25%	10.82%	7/28/2023	5/7/2026	2,891	2,873	2,875	0.17%
Main Street Gourmet, LLC	First lien senior secured delayed draw term loan	S +	4.75%	9.05%	7/28/2023	11/10/2025	41	40	40	0.00%
Main Street Gourmet, LLC (6)	First lien senior secured revolving loan	S +	4.75%	9.05%	7/28/2023	11/10/2025	38	—	—	0.00%
Main Street Gourmet, LLC	First lien senior secured term loan	S +	4.75%	9.05%	7/28/2023	11/10/2025	1,090	1,084	1,081	0.06%
Main Street Gourmet, LLC	First lien senior secured term loan	S +	4.75%	9.05%	1/10/2025	11/10/2026	7,078	7,019	7,022	0.41%
NutriScience Innovations, LLC (6)(17)	First lien senior secured revolving loan	S +	6.00%	10.30%	7/28/2023	12/31/2026	131	(1)	(1)	0.00%
NutriScience Innovations, LLC	First lien senior secured term loan	S +	6.00%	10.30%	7/28/2023	12/31/2026	2,218	2,203	2,204	0.13%
Premier Produce One, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	9.06%	3/21/2025	3/21/2030	4,272	(32)	(32)	0.00%
Premier Produce One, LLC (6)	First lien senior secured revolving loan	S +	4.75%	9.06%	3/21/2025	3/21/2030	2,480	(37)	(37)	0.00%
Premier Produce One, LLC	First lien senior secured term loan	S +	4.75%	9.06%	3/21/2025	3/21/2030	5,696	5,611	5,611	0.32%
Qin's Buffalo, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.07%	7/28/2023	5/5/2027	74	74	74	0.00%
Qin's Buffalo, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.07%	5/24/2024	5/5/2027	7,924	3,362	3,369	0.19%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Qin's Buffalo, LLC	First lien senior secured revolving loan	S +	5.75%	10.06%	7/28/2023	5/5/2027	38	14	15	0.00%
Qin's Buffalo, LLC	First lien senior secured term loan	S +	5.75%	10.07%	7/28/2023	5/5/2027	524	519	519	0.03%
SCP Beverage Buyer, LLC	First lien senior secured revolving loan	S +	5.75%	10.28%	7/28/2023	11/24/2026	38	37	37	0.00%
SCP Beverage Buyer, LLC	First lien senior secured term loan	S +	5.75%	10.30%	7/28/2023	11/24/2026	7,094	7,040	7,024	0.41%
Universal Pure, LLC	First lien senior secured delayed draw term loan	S +	4.50% + 1.75% PIK	10.75%	10/31/2022	10/31/2028	364	358	358	0.02%
Universal Pure, LLC (18)	First lien senior secured revolving loan	S +	4.50% + 1.75% PIK	10.75%	10/31/2022	10/31/2028	7,171	4,715	4,721	0.27%
Universal Pure, LLC	First lien senior secured term loan	S +	4.50% + 1.75% PIK	10.75%	10/31/2022	10/31/2028	17,540	17,183	17,197	0.99%
								60,743	60,804	3.51%
Food products
BPCP WLF Intermedco LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.45%	8/19/2022	8/19/2028	$5,846	$(73)	$(44)	0.00%
BPCP WLF Intermedco LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.45%	12/20/2024	8/19/2028	7,615	(71)	(57)	0.00%
BPCP WLF Intermedco LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.45%	8/19/2022	8/19/2028	3,383	(42)	(25)	0.00%
BPCP WLF Intermedco LLC	First lien senior secured term loan	S +	6.00%	10.45%	8/19/2022	8/19/2028	24,318	24,002	24,136	1.40%
Icelandirect, LLC	First lien senior secured revolving loan	S +	6.00%	11.02%	7/28/2023	7/30/2026	38	32	32	—%
Icelandirect, LLC	First lien senior secured term loan	S +	6.00%	10.56%	7/28/2023	7/30/2026	698	695	694	0.04%
Starwest Botanicals Acquisition, LLC	First lien senior secured revolving loan	S +	5.25%	9.69%	7/28/2023	4/30/2028	174	103	77	—%
Starwest Botanicals Acquisition, LLC	First lien senior secured term loan	S +	5.25%	9.69%	7/28/2023	4/30/2028	789	765	648	0.04%
Sun Orchard, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	8/2/2024	7/8/2028	6,099	511	529	0.03%
Sun Orchard, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.79%	7/8/2022	7/8/2028	5,336	(74)	(70)	0.00%
Sun Orchard, LLC	First lien senior secured term loan	S +	5.50%	9.79%	7/8/2022	7/8/2028	26,320	25,915	25,976	1.50%
Treat Planet Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.05%	1/11/2023	1/11/2028	2,422	(45)	(24)	0.00%
Treat Planet Acquisition, LLC	First lien senior secured term loan	S +	5.75%	10.05%	1/11/2023	1/11/2028	7,137	6,979	7,065	0.41%
Treat Planet Acquisition, LLC	First lien senior secured term loan	S +	5.75%	10.05%	3/7/2025	1/11/2028	5,541	5,486	5,485	0.32%
Westminster Cracker Company, Inc	First lien senior secured revolving loan	S +	6.25%	10.67%	8/30/2023	8/30/2026	1,534	141	141	0.01%
Westminster Cracker Company, Inc	First lien senior secured term loan	S +	6.25%	10.67%	8/30/2023	8/30/2026	9,595	9,507	9,514	0.55%
								73,831	74,077	4.30%
Gas utilities
Hydromax USA, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.46%	7/28/2023	12/30/2026	$109	$107	$108	0.01%
Hydromax USA, LLC	First lien senior secured revolving loan	S +	6.00%	10.62%	7/28/2023	12/30/2026	228	41	43	0.00%
Hydromax USA, LLC	First lien senior secured term loan	S +	6.00%	10.46%	7/28/2023	12/30/2026	1,188	1,164	1,175	0.07%
								1,312	1,326	0.08%
Health care equipment and supplies
626 Holdings Equity LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.55%	7/28/2023	2/14/2028	$222	$219	$219	0.01%
626 Holdings Equity LLC	First lien senior secured revolving loan	S +	6.00%	10.73%	7/28/2023	2/14/2028	75	71	71	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
626 Holdings Equity LLC	First lien senior secured term loan	S +	6.00%	10.55%	7/28/2023	2/14/2028	864	855	853	0.05%
Alcresta Buyer, Inc (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.81%	3/12/2024	3/12/2030	14,036	(231)	(211)	(0.01)%
Alcresta Buyer, Inc (6)	First lien senior secured revolving loan	S +	5.50%	9.81%	3/12/2024	3/12/2030	2,761	(46)	(42)	—%
Alcresta Buyer, Inc	First lien senior secured term loan	S +	5.50%	9.81%	3/12/2024	3/12/2030	12,865	12,651	12,677	0.73%
Emsar Acquisition LLC	First lien senior secured delayed draw term loan	S +	4.50% + 2.00% PIK	11.06%	7/28/2023	9/30/2027	212	209	208	—%
Emsar Acquisition LLC	First lien senior secured revolving loan	S +	6.50%	11.06%	7/28/2023	9/30/2027	134	132	131	0.01%
Emsar Acquisition LLC	First lien senior secured term loan	S +	4.50% + 2.00% PIK	11.06%	7/28/2023	9/30/2027	1,029	1,012	1,009	0.06%
Medical Technology Associates, LLC	First lien senior secured revolving loan	S +	5.50%	9.80%	7/25/2022	7/25/2028	1,966	833	848	0.05%
Medical Technology Associates, LLC	First lien senior secured term loan	S +	5.50%	9.80%	7/25/2022	7/25/2028	22,648	22,276	22,449	1.30%
Nasco Healthcare Inc.	First lien senior secured revolving loan	S +	5.75%	10.05%	12/13/2024	6/30/2028	2,937	1,735	1,741	0.10%
Nasco Healthcare Inc.	First lien senior secured term loan	S +	5.75%	10.05%	12/13/2024	6/30/2028	11,763	11,660	11,678	0.68%
NWI Merger Sub, Inc (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.56%	12/4/2024	12/4/2029	6,438	(120)	(111)	(0.01)%
NWI Merger Sub, Inc (6)	First lien senior secured revolving loan	S +	5.25%	9.56%	12/4/2024	12/4/2029	2,495	(47)	(43)	0.00%
NWI Merger Sub, Inc	First lien senior secured term loan	S +	5.25%	9.56%	12/4/2024	12/4/2029	16,911	16,595	16,619	0.96%
Reliable Medical Supply LLC	First lien senior secured revolving loan	S +	6.00%	11.35%	2/14/2025	4/8/2027	2,283	1,882	1,882	0.11%
Reliable Medical Supply LLC	First lien senior secured term loan	S +	6.00%	10.58%	2/14/2025	4/8/2027	21,043	20,854	20,854	1.21%
SCA Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.05%	7/28/2023	1/20/2027	276	272	271	0.02%
SCA Buyer, LLC	First lien senior secured revolving loan	S +	6.50%	11.06%	7/28/2023	1/20/2027	133	131	131	0.01%
SCA Buyer, LLC	First lien senior secured term loan	6.50%		11.05%	7/28/2023	1/20/2027	2,823	2,767	2,775	0.16%
SCA Buyer, LLC	First lien senior secured term loan	6.50%		11.05%	12/16/2024	1/20/2027	741	727	728	0.04%
Spectrum Solutions, LLC	First lien senior secured delayed draw term loan	18.00% PIK		18.00%	5/3/2024	3/5/2026	236	230	234	0.01%
Spectrum Solutions, LLC	First lien senior secured delayed draw term loan	15.00% PIK		15.00%	7/28/2023	3/5/2026	120	112	56	—%
Spectrum Solutions, LLC	First lien senior secured revolving loan	S +	6.25%	10.82%	7/28/2023	3/5/2026	288	229	93	0.01%
Spectrum Solutions, LLC	First lien senior secured term loan	S +	6.25%	10.81%	7/28/2023	3/5/2026	594	543	275	0.02%
Surplus Solutions, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	10.06%	9/30/2024	11/30/2027	4,664	(59)	(65)	—%
Surplus Solutions, LLC	First lien senior secured revolving loan	S +	5.50%	10.06%	11/30/2022	11/30/2027	1,771	1,207	1,215	0.07%
Surplus Solutions, LLC	First lien senior secured term loan	S +	5.50%	10.06%	11/30/2022	11/30/2027	16,241	15,961	16,014	0.93%
								112,660	112,559	6.52%
Health care providers and services
ADVI Health, LLC (6)	First lien senior secured revolving loan	S +	7.00%	11.56%	11/29/2022	11/29/2027	$1,062	$(14)	$(13)	0.00%
ADVI Health, LLC	First lien senior secured term loan	S +	7.00%	11.56%	11/29/2022	11/29/2027	6,102	6,012	6,019	0.35%
Advocate RCM Acquisition Corp (6)	First lien senior secured revolving loan	S +	6.25%	10.65%	12/22/2023	12/22/2026	2,902	(30)	(28)	0.00%
Advocate RCM Acquisition Corp	First lien senior secured term loan	S +	6.25%	10.65%	12/22/2023	12/22/2026	18,226	18,023	18,042	1.04%
Agility Intermediate, Inc	First lien senior secured delayed draw term loan	S +	7.00%	11.56%	7/28/2023	4/15/2026	108	107	103	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Agility Intermediate, Inc	First lien senior secured revolving loan	S +	7.00%	11.56%	7/28/2023	4/15/2026	134	78	74	0.00%
Agility Intermediate, Inc	First lien senior secured term loan	S +	7.00%	11.56%	7/28/2023	4/15/2026	237	234	225	0.01%
Aligned Dental Management Services, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.55%	2/7/2025	2/7/2030	4,982	(97)	(97)	(0.01)%
Aligned Dental Management Services, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.55%	2/7/2025	2/7/2030	1,523	(30)	(30)	0.00%
Aligned Dental Management Services, LLC	First lien senior secured term loan	S +	5.25%	9.55%	2/7/2025	2/7/2030	7,951	7,798	7,798	0.45%
American Family Care, LLC	First lien senior secured delayed draw term loan	S +	0.06	10.40%	2/29/2024	2/28/2029	4,423	355	359	0.02%
American Family Care, LLC (6)	First lien senior secured revolving loan	S +	0.06	10.40%	2/29/2024	2/28/2029	1,775	(35)	(33)	0.00%
American Family Care, LLC	First lien senior secured term loan	S +	0.06	10.40%	2/29/2024	2/28/2029	11,487	11,250	11,268	0.65%
ASC Ortho Management Company, LLC	First lien senior secured delayed draw term loan	S +	4.50% + 2.50% PIK	11.56%	7/28/2023	12/31/2026	323	320	317	0.02%
ASC Ortho Management Company, LLC	First lien senior secured revolving loan	S +	7.00%	11.56%	7/28/2023	12/31/2026	38	37	37	0.00%
ASC Ortho Management Company, LLC	First lien senior secured term loan	S +	4.50% + 2.50% PIK	11.56%	7/28/2023	12/31/2026	512	507	503	0.03%
Ascend Plastic Surgery Partners MSO LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.30%	5/3/2024	5/3/2029	20,682	(338)	(308)	(0.02)%
Ascend Plastic Surgery Partners MSO LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.30%	5/3/2024	5/3/2029	4,197	(69)	(63)	0.00%
Ascend Plastic Surgery Partners MSO LLC	First lien senior secured term loan	S +	5.00%	9.30%	5/3/2024	5/3/2029	6,842	6,730	6,740	0.39%
ASP Global Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.57%	7/31/2024	7/31/2029	19,170	13,335	13,361	0.77%
ASP Global Holdings, LLC	First lien senior secured revolving loan	S +	5.25%	9.57%	7/31/2024	7/31/2029	6,555	4,038	4,047	0.23%
ASP Global Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.57%	7/31/2024	7/31/2029	40,866	40,408	40,214	2.33%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.30%	7/28/2023	12/14/2026	819	814	812	0.05%
Beacon Oral Specialists Management LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.30%	7/28/2023	12/14/2026	188	(1)	(2)	0.00%
Beacon Oral Specialists Management LLC	First lien senior secured term loan	S +	6.00%	10.30%	7/28/2023	12/14/2026	908	901	901	0.05%
Beghou Consulting, LLC (6)(19)	First lien senior secured revolving loan	S +	4.75%	9.05%	5/1/2023	5/1/2028	2,714	(52)	(50)	0.00%
Beghou Consulting, LLC	First lien senior secured term loan	S +	4.75%	9.05%	5/1/2023	5/1/2028	15,196	14,887	14,900	0.86%
Behavior Frontiers, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.56%	4/4/2024	5/21/2026	1,306	(10)	(11)	0.00%
Behavior Frontiers, LLC (6)(20)	First lien senior secured revolving loan	S +	6.00%	10.56%	7/28/2023	5/21/2026	38	(1)	—	—%
Behavior Frontiers, LLC	First lien senior secured term loan	S +	6.00%	10.56%	7/28/2023	5/21/2026	571	559	566	0.03%
BPCP EE Intermedco LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.70%	4/3/2023	4/3/2028	3,176	1,981	1,983	0.11%
BPCP EE Intermedco LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.70%	4/3/2023	4/3/2028	2,244	(37)	(36)	—%
BPCP EE Intermedco LLC	First lien senior secured term loan	S +	6.25%	10.70%	4/3/2023	4/3/2028	6,412	6,296	6,301	0.36%
Brightview, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.44%	7/28/2023	12/14/2026	47	47	47	—%
Brightview, LLC	First lien senior secured revolving loan	S +	6.00%	10.44%	7/28/2023	12/14/2026	52	52	52	—%
Brightview, LLC	First lien senior secured term loan	S +	6.00%	10.44%	7/28/2023	12/14/2026	676	675	673	0.04%
Canadian Orthodontic Partners Corp (7)	First lien senior secured delayed draw term loan - C$	C +	15.00%	15.00%	4/5/2024	12/31/2026	32	14	14	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Canadian Orthodontic Partners Corp (7)	First lien senior secured delayed draw term loan - C$	C +	7.00%	10.09%	7/28/2023	12/31/2026	28	—	(10)	—%
Canadian Orthodontic Partners Corp (7)	First lien senior secured delayed draw term loan - C$	C +	7.00%	10.09%	7/28/2023	3/19/2026	344	249	112	0.01%
Canadian Orthodontic Partners Corp	First lien senior secured revolving loan	S +	7.00%	11.56%	7/28/2023	12/31/2026	107	102	50	0.00%
Canadian Orthodontic Partners Corp	First lien senior secured revolving loan	S +	7.00%	11.56%	3/19/2021	12/31/2026	31	29	14	0.00%
Canadian Orthodontic Partners Corp (7)	First lien senior secured revolving loan - C$	C +	7.00%	10.09%	7/28/2023	12/31/2026	264	191	86	0.00%
Canadian Orthodontic Partners Corp (7)	First lien senior secured revolving loan - C$	C +	7.00%	10.09%	3/19/2021	12/31/2026	73	53	24	0.00%
Canadian Orthodontic Partners Corp (7)	First lien senior secured term loan - C$	C +	7.00%	10.09%	7/28/2023	12/31/2026	283	203	93	0.01%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured revolving loan	S +	5.25%	10.62%	8/2/2022	8/2/2027	5,898	5,843	5,847	0.34%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S +	5.25%	9.70%	8/2/2022	8/2/2027	31,320	31,003	31,029	1.80%
CNS Purchaser, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	12/30/2024	12/30/2029	11,025	(79)	(79)	0.00%
CNS Purchaser, LLC	First lien senior secured revolving loan	S +	5.50%	9.80%	12/30/2024	12/30/2029	4,246	930	930	0.05%
CNS Purchaser, LLC	First lien senior secured term loan	S +	5.50%	9.80%	12/30/2024	12/30/2029	38,491	37,937	37,937	2.19%
Community Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.44%	7/28/2023	6/10/2026	163	163	161	0.01%
Community Care Partners, LLC	First lien senior secured revolving loan	S +	6.00%	10.76%	7/28/2023	6/10/2026	75	58	57	0.00%
Community Care Partners, LLC	First lien senior secured term loan	S +	6.00%	10.44%	7/28/2023	6/10/2026	932	930	920	0.05%
Dermatology Medical Partners OpCo LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.06%	7/28/2023	10/29/2026	64	64	64	0.00%
Dermatology Medical Partners OpCo LLC	First lien senior secured revolving loan	S +	6.50%	11.06%	7/28/2023	10/29/2026	38	29	29	0.00%
Dermatology Medical Partners OpCo LLC	First lien senior secured term loan	S +	6.50%	11.06%	7/28/2023	10/29/2026	257	255	254	0.01%
EH Management Company, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.06%	7/28/2023	7/15/2026	38	—	—	0.00%
EH Management Company, LLC	First lien senior secured term loan	S +	5.50%	10.06%	7/28/2023	7/15/2026	4,461	4,435	4,436	0.26%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	11/2/2022	11/2/2027	16,744	16,523	16,539	0.96%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.81%	4/9/2024	11/2/2027	13,769	5,092	5,127	0.30%
Endodontic Practice Partners, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	2/14/2025	11/2/2027	4,130	(49)	(51)	0.00%
Endodontic Practice Partners, LLC	First lien senior secured revolving loan	S +	5.50%	9.80%	11/2/2022	11/2/2027	1,956	755	758	0.04%
Endodontic Practice Partners, LLC	First lien senior secured term loan	S +	5.50%	9.80%	11/2/2022	11/2/2027	15,237	15,019	15,050	0.87%
Fyzical Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	9.82%	6/26/2024	6/26/2028	2,710	1,335	1,339	0.08%
Fyzical Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.82%	6/26/2024	6/26/2028	18,861	18,607	18,639	1.08%
Geriatric Medical and Surgical Supply, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.80%	7/28/2023	12/21/2025	300	(2)	(2)	0.00%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured term loan	S +	5.50%	9.80%	7/28/2023	12/21/2025	19,991	19,839	19,833	1.15%
Golden Bear PT Partners, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.06%	7/28/2023	10/22/2026	173	171	170	0.01%
Golden Bear PT Partners, LLC	First lien senior secured revolving loan	S +	6.50%	11.06%	7/28/2023	10/22/2026	38	26	26	0.00%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S +	6.50%	11.06%	7/28/2023	10/22/2026	1,487	1,468	1,461	0.08%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.94%	7/28/2023	8/20/2026	367	365	365	0.02%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Guardian Dentistry Practice Management, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.94%	7/28/2023	8/20/2027	4,188	(38)	(33)	0.00%
Guardian Dentistry Practice Management, LLC	First lien senior secured term loan	S +	5.50%	9.94%	7/28/2023	8/20/2027	383	381	380	0.02%
H2 Holdco, Inc	First lien senior secured delayed draw term loan	S +	6.00%	10.56%	5/5/2023	5/5/2028	7,199	7,037	7,114	0.41%
H2 Holdco, Inc	First lien senior secured delayed draw term loan	S +	6.00%	10.55%	6/25/2024	5/5/2028	18,974	11,758	11,784	0.68%
H2 Holdco, Inc (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.55%	12/20/2024	5/5/2028	7,560	(105)	(90)	(0.01)%
H2 Holdco, Inc (21)	First lien senior secured revolving loan	S +	6.00%	10.59%	5/5/2023	5/5/2028	2,544	2,246	2,273	0.13%
H2 Holdco, Inc	First lien senior secured term loan	S +	6.00%	10.55%	12/20/2024	5/5/2028	905	893	894	0.05%
H2 Holdco, Inc	First lien senior secured term loan	S +	6.00%	10.56%	5/5/2023	5/5/2028	17,925	17,485	17,712	1.02%
IMA Group Management Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	10.94%	7/28/2023	6/30/2028	174	(3)	(3)	(0.01)%
IMA Group Management Company, LLC	First lien senior secured revolving loan	S +	6.50%	10.92%	7/28/2023	6/30/2028	35	17	17	0.00%
IMA Group Management Company, LLC	First lien senior secured term loan	S +	6.50%	10.94%	7/28/2023	6/30/2028	845	831	830	0.05%
IPC Pain Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.19%	5/19/2022	5/19/2027	9,832	9,794	9,770	0.57%
IPC Pain Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.19%	5/19/2022	5/19/2027	1,140	(7)	(6)	0.00%
IPC Pain Acquisition, LLC	First lien senior secured term loan	S +	5.75%	10.19%	5/19/2022	5/19/2027	2,895	2,874	2,876	0.17%
MS Pain, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	12/4/2024	12/4/2029	6,038	(113)	(104)	(0.01)%
MS Pain, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.80%	12/4/2024	12/4/2029	861	(17)	(15)	0.00%
MS Pain, LLC	First lien senior secured term loan	S +	5.50%	9.80%	12/4/2024	12/4/2029	3,373	3,309	3,314	0.19%
MWEC Management, LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.57%	2/14/2023	2/14/2028	1,425	422	431	0.02%
MWEC Management, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	10.57%	7/3/2024	2/14/2028	2,532	(30)	(27)	0.00%
MWEC Management, LLC	First lien senior secured revolving loan	S +	6.25%	10.57%	2/14/2023	2/14/2028	1,924	1,230	1,246	0.07%
MWEC Management, LLC	First lien senior secured term loan	S +	6.25%	10.57%	2/14/2023	2/14/2028	14,847	14,570	14,688	0.85%
Network Partners Acquisitions, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.56%	7/28/2023	12/30/2026	38	—	—	0.00%
Network Partners Acquisitions, LLC	First lien senior secured term loan	S +	6.00%	10.56%	7/28/2023	12/30/2026	265	264	263	0.02%
P1 DENTAL MSO, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.31%	1/31/2025	1/31/2030	5,110	106	106	0.01%
P1 DENTAL MSO, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.29%	1/31/2025	1/31/2030	1,522	(29)	(29)	0.00%
P1 DENTAL MSO, LLC	First lien senior secured term loan	S +	5.00%	9.29%	1/31/2025	1/31/2030	19,163	18,799	18,797	1.09%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.42%	7/28/2023	12/31/2025	57	57	57	0.00%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.35%	7/28/2023	12/31/2025	512	511	510	0.03%
Peak Dental Services, LLC	First lien senior secured revolving loan	S +	6.75%	11.34%	7/28/2023	12/31/2025	133	132	132	0.01%
Peak Dental Services, LLC	First lien senior secured term loan	S +	6.75%	11.32%	7/28/2023	12/31/2025	572	570	570	0.03%
Peak Investment Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	7.00%	11.02%	7/28/2023	12/31/2025	113	—	(2)	0.00%
Peak Investment Holdings, LLC	First lien senior secured revolving loan	S +	7.00%	11.02%	7/28/2023	12/31/2025	324	258	254	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Peak Investment Holdings, LLC	First lien senior secured term loan	S +	7.00%	11.02%	7/28/2023	12/31/2025	1,196	1,193	1,180	0.07%
PharmaForceIQ INC. (6)	First lien senior secured revolving loan	S +	5.25%	9.54%	8/2/2024	8/2/2029	2,093	(36)	(33)	0.00%
PharmaForceIQ INC.	First lien senior secured term loan	S +	5.25%	9.54%	8/2/2024	8/2/2029	13,647	13,408	13,432	0.78%
PRM Management Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.75%	11.14%	1/25/2024	1/25/2029	1,180	(25)	(24)	0.00%
PRM Management Company, LLC (6)	First lien senior secured revolving loan	S +	6.75%	11.14%	1/25/2024	1/25/2029	789	(17)	(16)	0.00%
PRM Management Company, LLC	First lien senior secured term loan	S +	6.75%	11.14%	1/25/2024	1/25/2029	4,113	4,021	4,026	0.23%
Purpose Home Health Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.75%	3/8/2024	11/3/2027	8,061	7,959	7,980	0.46%
Purpose Home Health Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.78%	11/3/2022	11/3/2027	6,747	6,648	6,679	0.39%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.84%	12/23/2024	11/3/2027	9,072	(104)	(91)	(0.01)%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.84%	11/3/2022	11/3/2027	1,956	(28)	(20)	0.00%
Purpose Home Health Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.84%	11/3/2022	11/3/2027	17,466	17,235	17,291	1.00%
RMS Health Care Management, LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.44%	10/6/2023	10/6/2026	2,696	1,353	1,354	0.08%
RMS Health Care Management, LLC	First lien senior secured revolving loan	S +	6.75%	11.40%	10/6/2023	10/6/2026	920	603	603	0.03%
RMS Health Care Management, LLC	First lien senior secured term loan	S +	6.75%	11.39%	10/6/2023	10/6/2026	4,266	4,211	4,214	0.24%
RQM Buyer, Inc	First lien senior secured delayed draw term loan	S +	2.00% + 4.75% PIK	11.31%	7/28/2023	8/12/2029	83	82	80	0.00%
RQM Buyer, Inc	First lien senior secured revolving loan	S +	2.00% + 4.75% PIK	11.31%	7/28/2023	8/12/2029	125	124	120	0.01%
RQM Buyer, Inc	First lien senior secured term loan	S +	2.00% + 4.75% PIK	11.31%	7/28/2023	8/12/2029	1,726	1,709	1,658	0.10%
Sage Dental Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.79%	9/25/2024	6/30/2026	9,139	1,474	1,500	0.09%
Sage Dental Management, LLC	First lien senior secured revolving loan	S +	5.50%	9.80%	9/25/2024	6/30/2026	8,220	5,348	5,371	0.31%
Sage Dental Management, LLC	First lien senior secured term loan	S +	5.50%	9.80%	9/25/2024	6/30/2026	58,100	57,723	57,899	3.35%
SAMGI Buyer, Inc (6)	First lien senior secured revolving loan	S +	5.50%	10.06%	7/28/2023	12/31/2025	138	—	—	0.00%
SAMGI Buyer, Inc	First lien senior secured term loan	S +	5.50%	10.06%	7/28/2023	12/31/2025	391	391	391	0.02%
SCP ENT and Allergy Services, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.56%	7/28/2023	9/25/2026	155	154	154	0.01%
SCP ENT and Allergy Services, LLC	First lien senior secured revolving loan	S +	6.00%	10.56%	7/28/2023	9/25/2026	256	254	254	0.01%
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	S +	6.00%	10.56%	7/28/2023	9/25/2026	2,719	2,697	2,692	0.16%
SCP OMS Services, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.29%	3/7/2025	3/7/2030	9,968	(74)	(74)	0.00%
SCP OMS Services, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.29%	3/7/2025	3/7/2030	2,645	(39)	(39)	0.00%
SCP OMS Services, LLC	First lien senior secured term loan	S +	5.00%	9.29%	3/7/2025	3/7/2030	5,696	5,611	5,611	0.32%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.81%	7/28/2023	10/29/2026	175	174	174	0.01%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.81%	4/22/2024	10/29/2026	17,201	6,473	6,476	0.37%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Signature Dental Partners LLC	First lien senior secured revolving loan	P +	5.25%	12.75%	7/28/2023	10/29/2026	38	2	2	0.00%
Signature Dental Partners LLC	First lien senior secured term loan	S +	6.25%	10.81%	7/28/2023	10/29/2026	4,253	4,214	4,213	0.24%
Signature MD, Inc	First lien senior secured delayed draw term loan	S +	5.75%	10.07%	7/15/2024	7/15/2027	6,959	2,068	2,075	0.12%
Signature MD, Inc (6)	First lien senior secured revolving loan	S +	5.75%	10.07%	7/15/2024	7/15/2027	3,297	(31)	(28)	0.00%
Signature MD, Inc	First lien senior secured term loan	S +	5.75%	10.07%	7/15/2024	7/15/2027	18,302	18,120	18,157	1.05%
Silver Falls MSO, LLC	First lien senior secured revolving loan	S +	6.75%	11.31%	7/28/2023	8/30/2025	235	234	232	0.01%
Silver Falls MSO, LLC	First lien senior secured term loan	S +	4.25% + 2.25% PIK	11.31%	7/28/2023	8/30/2025	1,328	1,307	1,315	0.08%
SimiTree Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.25% + 1.75% PIK	11.57%	7/28/2023	5/17/2026	886	884	872	0.05%
SimiTree Acquisition, LLC	First lien senior secured revolving loan	S +	7.00%	11.57%	7/28/2023	5/17/2026	178	49	47	0.00%
SimiTree Acquisition, LLC	First lien senior secured term loan	S +	5.25% + 1.75% PIK	11.57%	7/28/2023	5/17/2026	1,232	1,229	1,213	0.07%
Simko Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.81%	7/28/2023	4/7/2027	181	179	179	0.01%
Simko Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.82%	9/19/2023	4/7/2027	6,753	1,869	1,871	0.11%
Simko Merger Sub LLC	First lien senior secured revolving loan	S +	6.25%	10.81%	7/28/2023	4/7/2027	56	26	26	0.00%
Simko Merger Sub LLC	First lien senior secured term loan	S +	6.25%	10.81%	7/28/2023	4/7/2027	643	636	635	0.04%
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.56%	7/28/2023	12/30/2025	511	509	509	0.03%
Southeast Primary Care Partners, LLC	First lien senior secured revolving loan	S +	6.00%	11.69%	7/28/2023	12/30/2025	225	179	179	0.01%
Southeast Primary Care Partners, LLC	First lien senior secured term loan	S +	6.00%	10.56%	7/28/2023	12/30/2025	842	839	838	0.05%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	7/28/2023	7/27/2026	187	186	186	0.01%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	5/17/2024	7/27/2026	3,158	3,139	3,141	0.18%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.83%	5/17/2024	7/27/2026	3,990	147	149	0.01%
Southern Orthodontic Partners Management, LLC	First lien senior secured revolving loan	S +	5.50%	9.80%	7/28/2023	7/27/2026	171	11	10	0.00%
Southern Orthodontic Partners Management, LLC	First lien senior secured term loan	S +	5.50%	9.80%	7/28/2023	7/27/2026	3,016	3,006	3,000	0.17%
Southern Sports Medicine Partners, LLC	First lien senior secured revolving loan	S +	8.00% PIK	12.55%	7/28/2023	2/23/2027	61	32	30	0.00%
Southern Sports Medicine Partners, LLC	First lien senior secured term loan	S +	8.00% PIK	12.55%	7/28/2023	2/23/2027	703	683	668	0.04%
Spear Education Holdings, LLC	First lien senior secured revolving loan	S +	5.25%	9.57%	6/26/2024	12/15/2028	7,290	1,091	1,102	0.06%
Spear Education Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.67%	6/26/2024	12/15/2028	47,263	46,761	46,844	2.71%
Star Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.82%	12/22/2023	12/22/2028	10,979	8,870	8,942	0.52%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Star Dental Partners LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.82%	11/8/2024	12/22/2028	12,076	(191)	(174)	(0.01)%
Star Dental Partners LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.82%	12/22/2023	12/22/2028	1,451	(30)	(21)	0.00%
Star Dental Partners LLC	First lien senior secured term loan	S +	5.50%	9.82%	12/22/2023	12/22/2028	15,190	14,893	14,970	0.87%
The Chempetitive Group, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.32%	3/22/2024	3/22/2029	11,995	1,298	1,313	0.08%
The Chempetitive Group, LLC	First lien senior secured revolving loan	S +	6.00%	10.32%	3/22/2024	3/22/2029	3,414	287	291	0.02%
The Chempetitive Group, LLC	First lien senior secured term loan	S +	6.00%	10.32%	3/22/2024	3/22/2029	13,637	13,408	13,430	0.78%
Transitions Intermediate Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.30%	10/25/2024	10/25/2027	687	(7)	(6)	0.00%
Transitions Intermediate Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.30%	10/25/2024	10/25/2027	1,078	(12)	(10)	0.00%
Transitions Intermediate Holdings, LLC	First lien senior secured term loan	S +	6.00%	10.30%	10/25/2024	10/25/2027	7,310	7,230	7,243	0.42%
U.S. Urology Partners, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.92%	11/8/2023	11/8/2026	1,401	(11)	(10)	0.00%
U.S. Urology Partners, LLC	First lien senior secured term loan	S +	6.50%	10.92%	11/8/2023	11/8/2026	11,571	11,474	11,485	0.66%
US Foot and Ankle Specialists, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.06%	9/15/2022	9/15/2026	14,001	13,900	13,912	0.80%
US Foot and Ankle Specialists, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.06%	9/15/2022	9/15/2026	2,699	(21)	(20)	0.00%
US Foot and Ankle Specialists, LLC	First lien senior secured term loan	S +	5.50%	10.06%	9/15/2022	9/15/2026	19,422	19,245	19,261	1.11%
Varsity DuvaSawko Operating Corp	First lien senior secured delayed draw term loan	S +	6.00%	10.55%	7/28/2023	5/27/2026	63	63	63	0.00%
Varsity DuvaSawko Operating Corp (22)	First lien senior secured revolving loan	S +	6.00%	10.55%	7/28/2023	5/27/2026	5,189	1,703	1,683	0.10%
Varsity DuvaSawko Operating Corp	First lien senior secured term loan	S +	6.00%	10.55%	7/28/2023	5/27/2026	58,649	58,374	58,125	3.36%
Varsity Rejuvenate Management, LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.95%	12/29/2023	9/1/2028	7,116	3,152	3,158	0.18%
Varsity Rejuvenate Management, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.95%	9/1/2023	9/1/2028	1,245	(25)	(22)	0.00%
Varsity Rejuvenate Management, LLC	First lien senior secured term loan	S +	6.50%	10.95%	9/1/2023	9/1/2028	5,943	5,822	5,839	0.34%
VersiCare Management LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.05%	11/25/2024	11/25/2029	4,529	(85)	(78)	0.00%
VersiCare Management LLC	First lien senior secured revolving loan	S +	5.50%	9.82%	11/25/2024	11/25/2029	1,505	158	162	0.01%
VersiCare Management LLC (32) (33) (34)	First lien senior secured term loan	S +	5.75%	10.05%	11/25/2024	11/25/2029	7,830	7,682	7,693	0.45%
VetEvolve Holdings, LLC (32) (33) (34)	First lien senior secured delayed draw term loan	S +	5.25%	9.57%	10/12/2023	10/12/2028	11,600	7,634	7,645	0.44%
VetEvolve Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.54%	10/12/2023	10/12/2028	3,067	(58)	(55)	0.00%
VetEvolve Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.54%	10/12/2023	10/12/2028	9,097	8,909	8,922	0.52%
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.30%	7/28/2023	10/29/2027	495	492	490	0.03%
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.30%	9/27/2024	10/29/2027	24,375	13,252	13,268	0.77%
Western Veterinary Partners LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.30%	7/28/2023	10/29/2027	24	—	—	0.00%
Western Veterinary Partners LLC	First lien senior secured term loan	S +	5.00%	9.30%	7/28/2023	10/29/2027	9,372	9,268	9,272	0.54%
								822,055	822,680	47.56%
Health care technology
AHR Intermediate, Inc	First lien senior secured delayed draw term loan	S +	5.75%	10.05%	7/29/2022	7/29/2027	$5,230	$5,193	$5,186	0.30%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
AHR Intermediate, Inc (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.05%	12/16/2024	7/29/2027	7,896	(71)	(39)	0.00%
AHR Intermediate, Inc	First lien senior secured revolving loan	S +	5.50%	9.80%	7/29/2022	7/29/2027	7,858	1,892	1,925	0.11%
AHR Intermediate, Inc	First lien senior secured term loan	S +	5.75%	10.05%	7/29/2022	7/29/2027	31,939	31,736	31,780	1.84%
Millennia Patient Services, LLC	First lien senior secured revolving loan	S +	6.00%	11.81%	7/28/2023	3/8/2026	134	93	93	0.01%
Millennia Patient Services, LLC	First lien senior secured term loan	S +	6.00%	10.56%	7/28/2023	3/8/2026	968	964	963	0.06%
								39,807	39,908	2.32%
Household durables
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	10/20/2023	9/26/2027	$2,298	$130	$122	0.01%
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.79%	9/26/2022	9/26/2027	2,970	2,923	2,910	0.17%
CPS Power Buyer, LLC (23)	First lien senior secured revolving loan	S +	5.50%	9.81%	9/26/2022	9/26/2027	3,036	2,038	2,026	0.12%
CPS Power Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.79%	9/26/2022	9/26/2027	12,816	12,566	12,559	0.73%
Kravet Design LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.55%	11/26/2024	11/26/2030	4,349	(62)	(54)	0.00%
Kravet Design LLC	First lien senior secured term loan	S +	5.25%	9.55%	11/26/2024	11/26/2030	20,887	20,589	20,632	1.19%
Kwalu, LLC	First lien senior secured revolving loan	S +	5.50%	10.05%	9/23/2022	9/23/2027	5,061	276	299	0.02%
Kwalu, LLC	First lien senior secured term loan	S +	5.50%	10.06%	9/23/2022	9/23/2027	30,205	29,829	29,978	1.73%
MacKenzie Childs Acquisition, Inc	First lien senior secured revolving loan	P +	4.50%	12.00%	9/2/2022	9/2/2027	3,374	650	653	0.04%
MacKenzie Childs Acquisition, Inc	First lien senior secured term loan	S +	5.50%	9.95%	9/2/2022	9/2/2027	16,035	15,915	15,931	0.91%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.30%	1/23/2023	1/23/2028	5,728	5,610	5,672	0.33%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.30%	1/12/2024	1/23/2028	1,987	1,953	1,968	0.10%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.30%	7/29/2024	1/23/2028	5,738	5,649	5,682	0.33%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.24%	11/27/2024	1/23/2028	3,574	1,674	1,679	0.10%
Renovation Systems, LLC	First lien senior secured revolving loan	S +	6.00%	10.30%	1/23/2023	1/23/2028	2,633	1,000	1,028	0.06%
Renovation Systems, LLC	First lien senior secured term loan	S +	6.00%	10.30%	1/23/2023	1/23/2028	32,616	32,067	32,299	1.87%
Storm Smart Buyer LLC	First lien senior secured revolving loan	S +	6.00%	10.56%	7/28/2023	4/5/2026	131	104	104	0.01%
Storm Smart Buyer LLC	First lien senior secured term loan	S +	6.00%	10.56%	7/28/2023	4/5/2026	887	885	883	0.05%
Trademark Global, LLC	First lien senior secured revolving loan	S +	8.50%	13.06%	7/28/2023	6/30/2027	113	90	36	0.00%
Trademark Global, LLC	First lien senior secured revolving loan	S +	8.50%	13.06%	7/30/2021	6/30/2027	23	22	11	0.00%
Trademark Global, LLC	First lien senior secured term loan	S +	8.50%	13.06%	7/28/2023	6/30/2027	2,236	2,069	1,080	0.06%
								135,977	135,498	7.83%
Industrial Conglomerates
Hultec Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	9.86%	3/31/2023	3/31/2029	$3,915	$539	$543	0.03%
Hultec Buyer, LLC	First lien senior secured term loan	S +	5.50%	10.07%	3/31/2023	3/31/2029	14,171	13,837	13,856	0.80%
								14,376	14,399	0.83%
Insurance
Superior Insurance Partners LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.31%	10/25/2024	10/25/2029	$15,231	$4,790	$4,812	0.28%
Superior Insurance Partners LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.29%	10/25/2024	10/25/2029	1,347	(25)	(23)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Superior Insurance Partners LLC	First lien senior secured term loan	S +	5.00%	9.29%	10/25/2024	10/25/2029	9,329	9,158	9,173	0.53%
								13,923	13,962	0.81%
Interactive media & services
Duggal Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	9.05%	9/30/2024	9/30/2030	$5,224	$(48)	$(37)	0.00%
Duggal Acquisition, LLC (6)	First lien senior secured revolving loan	S +	4.75%	9.05%	9/30/2024	9/30/2030	7,319	(134)	(123)	(0.01)%
Duggal Acquisition, LLC	First lien senior secured term loan	S +	4.75%	9.05%	9/30/2024	9/30/2030	20,530	20,149	20,179	1.17%
								19,967	20,019	1.16%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC	First lien senior secured revolving loan	S +	7.00%	11.45%	7/28/2023	12/18/2025	$191	$120	$64	0.00%
Aquatic Sales Solutions, LLC	First lien senior secured term loan	S +	7.00%	11.45%	7/28/2023	12/18/2025	2,669	2,647	1,872	0.11%
DealerOn Holdco, Inc (6)	First lien senior secured revolving loan	S +	6.00%	10.44%	7/28/2023	5/19/2026	314	(2)	(2)	0.00%
DealerOn Holdco, Inc	First lien senior secured term loan	S +	6.00%	10.44%	7/28/2023	5/19/2026	20,546	20,389	20,383	1.18%
								23,154	22,317	1.29%
IT services
BSC Top Shelf Blocker LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.57%	6/28/2024	6/28/2029	$2,256	$(34)	$(30)	0.00%
BSC Top Shelf Blocker LLC	First lien senior secured term loan	S +	5.25%	9.57%	6/28/2024	6/28/2029	16,031	15,784	15,813	0.91%
Dynamic Campus Acquisition, Inc. (6)	First lien senior secured delayed draw term loan	S +	4.75%	9.07%	2/14/2025	2/14/2031	10,220	(150)	(150)	(0.01)%
Dynamic Campus Acquisition, Inc. (6)	First lien senior secured revolving loan	S +	4.75%	9.07%	2/14/2025	2/14/2031	3,044	(45)	(45)	—%
Dynamic Campus Acquisition, Inc.	First lien senior secured term loan	S +	4.75%	9.07%	2/14/2025	2/14/2031	11,242	11,079	11,079	0.64%
E-Phoenix Acquisition Co. Inc	First lien senior secured revolving loan	S +	5.50%	9.93%	7/28/2023	6/23/2027	75	33	33	—%
E-Phoenix Acquisition Co. Inc	First lien senior secured term loan	S +	5.50%	9.95%	7/28/2023	6/23/2027	1,342	1,339	1,336	0.08%
FreshAddress, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.70%	7/28/2023	10/5/2025	30	—	—	—%
FreshAddress, LLC	First lien senior secured term loan	S +	5.25%	9.70%	7/28/2023	10/5/2025	1,630	1,628	1,626	0.09%
Icreon Holdings, LLC	First lien senior secured revolving loan	S +	6.50%	11.06%	10/26/2022	10/26/2027	1,071	521	521	0.03%
Icreon Holdings, LLC	First lien senior secured term loan	S +	6.50%	11.06%	10/26/2022	10/26/2027	13,020	12,825	12,843	0.74%
P and R Dental Strategies, LLC	First lien senior secured revolving loan	S +	5.25%	9.81%	7/28/2023	12/22/2026	23	10	10	—%
P and R Dental Strategies, LLC	First lien senior secured term loan	S +	5.25%	9.81%	7/28/2023	12/22/2026	619	616	614	0.04%
Palmetto Technology Group, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.32%	1/3/2024	1/3/2029	10,779	10,617	10,624	0.61%
Palmetto Technology Group, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.32%	2/26/2024	1/3/2029	9,406	2,339	2,350	0.14%
Palmetto Technology Group, LLC	First lien senior secured revolving loan	S +	6.00%	10.32%	1/3/2024	1/3/2029	2,860	100	102	0.01%
Palmetto Technology Group, LLC	First lien senior secured term loan	S +	6.00%	10.32%	1/3/2024	1/3/2029	6,293	6,196	6,201	0.36%
White Label Communications,LLC	First lien senior secured revolving loan	S +	6.00%	10.32%	10/11/2023	10/11/2029	1,534	51	53	0.00%
White Label Communications,LLC	First lien senior secured term loan	S +	6.00%	10.32%	10/11/2023	10/11/2029	4,678	4,594	4,600	0.27%
								67,503	67,580	3.91%
Leisure equipment and products
Champion Motorsports Group, LLC	First lien senior secured revolving loan	S +	6.25%	10.66%	7/28/2023	10/8/2026	$56	$15	$15	0.00%
Champion Motorsports Group, LLC	First lien senior secured term loan	S +	6.25%	10.66%	7/28/2023	10/8/2026	1,650	1,641	1,636	0.09%
MacNeill Pride Group Corp	First lien senior secured delayed draw term loan	S +	6.75%	11.31%	7/28/2023	4/22/2026	352	351	351	0.02%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
MacNeill Pride Group Corp (6)	First lien senior secured revolving loan	S +	6.75%	11.31%	7/28/2023	4/22/2026	287	(1)	(1)	0.00%
MacNeill Pride Group Corp	First lien senior secured term loan	S +	6.75%	11.31%	7/28/2023	4/22/2026	806	805	804	0.05%
TruBlue LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.82%	1/11/2024	1/11/2029	2,331	(35)	(32)	0.00%
TruBlue LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.82%	1/11/2024	1/11/2029	1,430	(22)	(20)	0.00%
TruBlue LLC	First lien senior secured term loan	S +	5.50%	9.82%	1/11/2024	1/11/2029	5,160	5,079	5,085	0.29%
								7,833	7,838	0.45%
Leisure products
PHGP MB Purchaser, Inc	First lien senior secured delayed draw term loan	S +	6.00%+ 0.50% PIK	11.06%	7/28/2023	5/20/2027	$77	$77	$71	0.00%
PHGP MB Purchaser, Inc (6)(24)	First lien senior secured revolving loan	S +	6.00%+ 0.50% PIK	11.06%	7/28/2023	5/20/2027	75	(1)	(6)	0.00%
PHGP MB Purchaser, Inc	First lien senior secured term loan	S +	6.00% + 0.50% PIK	11.06%	7/28/2023	5/20/2027	1,045	1,034	960	0.06%
								1,110	1,025	0.06%
Life sciences tools and services
Aptitude Health Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.81%	7/28/2023	5/3/2026	$267	$(1)	$(1)	0.00%
Aptitude Health Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.81%	7/28/2023	5/3/2026	1,078	1,072	1,073	0.06%
CR Services Intermediate, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.06%	7/28/2023	7/28/2028	186	118	118	0.01%
CR Services Intermediate, LLC	First lien senior secured revolving loan	S +	6.50%	11.06%	7/28/2023	7/28/2028	38	7	7	0.00%
CR Services Intermediate, LLC	First lien senior secured term loan	S +	6.50%	11.06%	7/28/2023	7/28/2028	449	439	440	0.03%
ERG Buyer, LLC	First lien senior secured delayed draw term loan	6.00% Cash + 4.50% PIK		10.50%	2/26/2024	2/26/2026	347	345	339	0.02%
ERG Buyer, LLC	First lien senior secured revolving loan	6.00% Cash + 4.50% PIK		10.50%	2/26/2024	2/26/2026	5,181	5,146	5,062	0.29%
ERG Buyer, LLC	First lien senior secured term loan	6.00% Cash + 4.50% PIK		10.50%	2/26/2024	2/26/2026	36,539	36,277	35,626	2.06%
Health and Wellness Partners LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.18%	3/12/2025	3/12/2030	5,808	(101)	(101)	(0.01)%
Health and Wellness Partners LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.18%	3/12/2025	3/12/2030	2,480	(43)	(43)	0.00%
Health and Wellness Partners LLC	First lien senior secured term loan	S +	5.00%	9.18%	3/12/2025	3/12/2030	21,780	21,401	21,399	1.24%
								64,660	63,919	3.70%
Machinery
Abrasive Technology Intermediate, LLC	First lien senior secured revolving loan	S +	6.25%	10.81%	7/28/2023	4/30/2026	$173	$120	$120	0.01%
Abrasive Technology Intermediate, LLC	First lien senior secured term loan	S +	6.25%	10.82%	7/28/2023	4/30/2026	1,980	1,965	1,966	0.11%
Baker Manufacturing Company, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.57%	11/1/2024	11/1/2028	2,898	(43)	(36)	0.00%
Baker Manufacturing Company, LLC	First lien senior secured term loan	S +	5.25%	9.57%	11/1/2024	11/1/2028	17,245	17,007	17,039	0.99%
DNS-IMI Acquisition Corp	First lien senior secured revolving loan	P +	4.25%	11.75%	7/28/2023	11/23/2026	56	15	15	0.00%
DNS-IMI Acquisition Corp	First lien senior secured term loan	S +	5.25%	9.70%	7/28/2023	11/23/2026	1,411	1,405	1,402	0.08%
Double E Company, LLC	First lien senior secured revolving loan	S +	6.75%	11.20%	6/21/2022	6/21/2028	3,110	2,861	2,546	0.15%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Double E Company, LLC	First lien senior secured term loan	S +	4.00% + 2.75% PIK	11.24%	6/21/2022	6/21/2028	18,733	18,588	16,674	0.96%
Kittyhawk, Inc (6)	First lien senior secured revolving loan	S +	5.25%	9.55%	5/1/2024	5/1/2029	3,571	(58)	(54)	0.00%
Kittyhawk, Inc	First lien senior secured term loan	S +	5.25%	9.55%	5/1/2024	5/1/2029	15,139	14,887	14,908	0.86%
L&J Holding Company LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	9.05%	7/29/2024	7/29/2030	9,823	(87)	(68)	0.00%
L&J Holding Company LLC (6)	First lien senior secured revolving loan	S +	4.75%	9.05%	7/29/2024	7/29/2030	2,204	(39)	(36)	0.00%
L&J Holding Company LLC	First lien senior secured term loan	S +	4.75%	9.05%	7/29/2024	7/29/2030	11,728	11,516	11,540	0.67%
My Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.05%	1/26/2024	1/26/2030	3,139	3,088	3,093	0.18%
My Buyer, LLC	First lien senior secured revolving loan	S +	5.75%	10.05%	1/26/2024	1/26/2030	2,360	827	830	0.05%
My Buyer, LLC	First lien senior secured term loan	S +	5.75%	10.05%	1/26/2024	1/26/2030	7,850	7,718	7,729	0.45%
SPG Holdco, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.45%	12/1/2023	12/1/2028	2,070	(38)	(36)	0.00%
SPG Holdco, LLC	First lien senior secured term loan	S +	6.00%	10.45%	12/1/2023	12/1/2028	10,554	10,353	10,365	0.60%
USSC Holding Corp	First lien senior secured delayed draw term loan	S +	5.25%	9.56%	6/21/2024	6/21/2030	10,104	9,929	9,966	0.58%
USSC Holding Corp (6)	First lien senior secured revolving loan	S +	5.25%	9.55%	6/21/2024	6/21/2030	7,177	(125)	(98)	(0.01)%
USSC Holding Corp	First lien senior secured term loan	S +	5.25%	9.55%	6/21/2024	6/21/2030	34,693	34,061	34,211	1.98%
								133,950	132,076	7.66%
Media
ALM Media, LLC (25)	First lien senior secured revolving loan	S +	5.50%	9.82%	2/21/2024	2/21/2029	$3,102	$358	$362	0.02%
ALM Media, LLC	First lien senior secured term loan	S +	5.50%	9.80%	2/21/2024	2/21/2029	38,071	37,368	37,422	2.16%
Barkley, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.44%	9/29/2023	9/29/2028	2,300	(42)	(34)	0.00%
Barkley, LLC	First lien senior secured term loan	S +	6.00%	10.44%	9/29/2023	9/29/2028	43,565	42,788	42,916	2.48%
Best Version Media Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.82%	12/31/2024	12/31/2030	2,897	(48)	(48)	0.00%
Best Version Media Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.82%	12/31/2024	12/31/2030	31,413	30,892	30,892	1.79%
Datum Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.80%	10/30/2024	4/30/2030	1,312	(24)	(22)	0.00%
Datum Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.80%	10/30/2024	4/30/2030	5,449	5,349	5,359	0.31%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.06%	7/28/2023	12/9/2026	220	217	217	0.01%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.06%	12/22/2023	12/9/2026	2,829	2,790	2,798	0.16%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.06%	8/1/2024	12/9/2026	5,108	1,686	1,709	0.10%
Exclusive Concepts, LLC	First lien senior secured revolving loan	S +	6.50%	11.07%	7/28/2023	12/9/2026	23	22	22	0.00%
Exclusive Concepts, LLC	First lien senior secured term loan	S +	6.50%	11.06%	7/28/2023	12/9/2026	3,481	3,432	3,443	0.20%
Infolinks Media Buyco, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	7/28/2023	11/1/2026	2,078	2,057	2,058	0.12%
Infolinks Media Buyco, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.80%	7/28/2023	11/1/2026	38	—	—	0.00%
Infolinks Media Buyco, LLC	First lien senior secured term loan	S +	5.50%	9.80%	7/28/2023	11/1/2026	19,863	19,668	19,675	1.14%
Merge USA, Inc (6)	First lien senior secured revolving loan	S +	4.75%	9.06%	2/28/2025	2/28/2030	2,515	(37)	(37)	0.00%
Merge USA, Inc	First lien senior secured term loan	S +	4.75%	9.06%	2/28/2025	2/28/2030	11,263	11,095	11,095	0.64%
NORTH & WARREN, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.75%	1/31/2025	1/31/2030	954	(14)	(14)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
NORTH & WARREN, LLC	First lien senior secured term loan	S +	5.50%	9.75%	1/31/2025	1/31/2030	2,968	2,927	2,926	0.17%
NTM Acquisition Corp (6)	First lien senior secured revolving loan	S +	6.75%	11.20%	12/18/2023	6/18/2026	1,809	(16)	(15)	0.00%
NTM Acquisition Corp	First lien senior secured term loan	S +	6.75%	11.20%	12/18/2023	6/18/2026	12,096	11,980	11,988	0.69%
Optimized Marketing Acquisition, LLC	First lien senior secured revolving loan	S +	5.75%	10.31%	8/19/2022	8/19/2027	3,383	3,179	3,119	0.18%
Optimized Marketing Acquisition, LLC	First lien senior secured term loan	S +	5.75%	10.31%	8/19/2022	8/19/2027	25,576	25,283	24,863	1.44%
Outerbox, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.32%	6/7/2024	6/7/2028	4,077	(49)	(43)	0.00%
Outerbox, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.32%	6/7/2024	6/7/2028	2,280	(27)	(24)	0.00%
Outerbox, LLC	First lien senior secured term loan	S +	5.00%	9.32%	6/7/2024	6/7/2028	18,512	18,284	18,314	1.06%
Peninsula MMGY Corporation (6)(26)	First lien senior secured revolving loan	S +	5.00%	9.30%	10/26/2023	4/26/2029	3,691	(70)	(65)	0.00%
Peninsula MMGY Corporation	First lien senior secured term loan	S +	5.00%	9.30%	10/26/2023	4/26/2029	10,261	10,057	10,078	0.58%
RKD Group, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.42%	4/10/2024	8/17/2028	8,058	5,998	6,031	0.35%
RKD Group, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.42%	8/17/2022	8/17/2028	4,905	(41)	(37)	0.00%
RKD Group, LLC	First lien senior secured term loan	S +	6.00%	10.42%	8/17/2022	8/17/2028	32,917	32,616	32,670	1.89%
The Channel Company, LLC	First lien senior secured revolving loan	S +	6.75%	11.31%	7/28/2023	11/1/2027	62	22	20	0.00%
The Channel Company, LLC	First lien senior secured term loan	S +	2.50% + 4.25% PIK	11.31%	7/28/2023	11/1/2027	2,424	2,408	2,304	0.13%
WTWH Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.94%	12/16/2022	12/16/2027	1,638	(23)	(26)	0.00%
WTWH Buyer, LLC	First lien senior secured term loan	S +	6.50%	10.94%	12/16/2022	12/16/2027	14,104	13,872	13,882	0.80%
								283,957	283,798	16.42%
Metals and mining
Copperweld Group, Inc	First lien senior secured revolving loan	S +	6.00%	10.56%	7/28/2023	3/31/2026	$1,535	$641	$641	0.04%
Copperweld Group, Inc	First lien senior secured term loan	S +	6.00%	10.56%	7/28/2023	3/31/2026	2,957	2,948	2,946	0.17%
								3,589	3,587	0.21%
Multiline retail
HEC Purchaser Corp. (6)	First lien senior secured revolving loan	S +	5.50%	9.75%	6/17/2024	6/17/2029	$7,843	$(100)	$(88)	(0.01)%
HEC Purchaser Corp.	First lien senior secured term loan	S +	5.50%	9.75%	6/17/2024	6/17/2029	50,081	49,417	49,515	2.86%
								49,317	49,427	2.85%
Pharmaceuticals
Formulated Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.40%	7/28/2023	9/22/2026	$296	$295	$271	0.02%
Formulated Buyer, LLC	First lien senior secured revolving loan	S +	5.75%	10.33%	7/28/2023	9/22/2026	188	185	170	0.01%
Formulated Buyer, LLC	First lien senior secured term loan	S +	5.75%	10.31%	7/28/2023	9/22/2026	453	451	414	0.02%
								931	855	0.05%
Personal products
Cosmetic Solutions LLC (8)	First lien senior secured delayed draw term loan	S +	5.75% + 0.75% PIK	11.06%	7/28/2023	10/17/2025	$380	$373	$87	0.01%
Cosmetic Solutions LLC (8)	First lien senior secured revolving loan	S +	6.50%	11.06%	7/28/2023	10/17/2025	344	86	(173)	(0.01)%
Cosmetic Solutions LLC (8)	First lien senior secured term loan	S +	5.75% + 0.75% PIK	11.06%	7/28/2023	10/17/2025	2,907	2,845	669	0.04%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
								3,304	583	0.04%
Professional services
CSL Intermediate Acquisition LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.57%	11/8/2024	11/8/2029	$1,692	$(27)	$(25)	0.00%
CSL Intermediate Acquisition LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.57%	11/8/2024	11/8/2029	861	(14)	(13)	0.00%
CSL Intermediate Acquisition LLC	First lien senior secured term loan	S +	5.25%	9.57%	11/8/2024	11/8/2029	3,737	3,677	3,683	0.21%
Helpware, Inc	First lien senior secured revolving loan	S +	5.75%	10.96%	9/8/2022	9/8/2026	5,061	2,505	2,434	0.14%
Helpware, Inc	First lien senior secured term loan	S +	5.75% + 1.25% PIK	11.56%	9/8/2022	9/8/2026	14,024	13,932	13,755	0.80%
Keystone Partners, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.55%	10/25/2024	10/25/2028	2,344	906	910	0.05%
Keystone Partners, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.54%	10/25/2024	10/25/2028	1,347	(18)	(16)	0.00%
Keystone Partners, LLC	First lien senior secured term loan	S +	5.25%	9.54%	10/25/2024	10/25/2028	14,380	14,183	14,210	0.82%
Stax Holding Company, LLC (6)(27)	First lien senior secured revolving loan	S +	5.00%	9.45%	7/28/2023	10/29/2026	60	—	—	0.00%
Stax Holding Company, LLC	First lien senior secured term loan	S +	5.00%	9.45%	7/28/2023	10/29/2026	616	615	614	0.04%
								35,759	35,552	2.06%
Real estate management and development
BBG, Inc (28)	First lien senior secured revolving loan	S +	6.75%	11.31%	7/28/2023	1/8/2026	$233	$223	$218	0.01%
BBG, Inc	First lien senior secured term loan	S +	6.50% + 0.25% PIK	11.31%	7/28/2023	1/8/2026	1,975	1,918	1,882	0.11%
MetaSource, LLC	First lien senior secured revolving loan	S +	6.75%	11.19%	7/28/2023	5/17/2027	75	21	21	0.00%
MetaSource, LLC	First lien senior secured term loan	S +	6.25% + 0.50% PIK	11.31%	7/28/2023	5/17/2027	922	915	913	0.05%
								3,077	3,034	0.17%
Semiconductors and semiconductor equipment
Altamira Material Solutions, LP	First lien senior secured revolving loan	S +	6.00%	10.45%	7/28/2023	9/2/2026	$45	$34	$34	0.00%
Altamira Material Solutions, LP	First lien senior secured term loan	S +	6.00%	10.45%	7/28/2023	9/2/2026	1,015	1,010	1,009	0.06%
								1,044	1,043	0.06%
Software
AFFINITIV INC	First lien senior secured revolving loan	S +	7.00%	11.57%	7/28/2023	7/26/2027	$186	$23	$23	0.00%
AFFINITIV INC	First lien senior secured term loan	S +	7.00%	11.56%	7/28/2023	7/26/2027	2,235	2,216	2,215	0.13%
Genius Bidco, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.55%	5/1/2024	5/1/2030	4,661	(39)	(31)	0.00%
Genius Bidco, LLC (29)	First lien senior secured revolving loan	S +	5.25%	9.57%	5/1/2024	5/1/2030	3,571	416	421	0.02%
Genius Bidco, LLC	First lien senior secured term loan	S +	5.25%	9.55%	5/1/2024	5/1/2030	12,616	12,394	12,421	0.72%
GPSTrackit Holdings, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.30%	3/29/2024	3/29/2029	1,963	1,923	1,925	0.11%
GPSTrackit Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.30%	3/29/2024	3/29/2029	4,429	(86)	(85)	0.00%
GPSTrackit Holdings, LLC	First lien senior secured term loan	S +	6.00%	10.30%	3/29/2024	3/29/2029	32,401	31,751	31,776	1.84%
GS XX Corporation (6)	First lien senior secured revolving loan	S +	4.75%	9.05%	4/19/2024	4/19/2029	2,381	(39)	(36)	0.00%
GS XX Corporation	First lien senior secured term loan	S +	4.75%	9.05%	4/19/2024	4/19/2029	16,821	16,538	16,563	0.96%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Shasta Buyer, LLC (6)	First lien senior secured revolving loan	S +	4.75%	9.05%	11/12/2024	11/12/2030	4,307	(59)	(52)	0.00%
Shasta Buyer, LLC	First lien senior secured term loan	S +	4.75%	9.05%	11/12/2024	11/12/2030	20,344	20,062	20,099	1.16%
ShiftKey, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.31%	7/28/2023	6/21/2027	110	(1)	(2)	0.00%
ShiftKey, LLC	First lien senior secured term loan	S +	5.75%	10.31%	7/28/2023	6/21/2027	3,656	3,639	3,584	0.21%
								88,738	88,821	5.15%
Specialty retail
Dykstras Auto LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.81%	7/28/2023	10/22/2026	$331	$252	$251	0.01%
Dykstras Auto LLC	First lien senior secured revolving loan	S +	6.25%	10.81%	7/28/2023	10/22/2026	38	32	32	0.00%
Dykstras Auto LLC	First lien senior secured term loan	S +	6.25%	10.81%	7/28/2023	10/22/2026	619	614	613	0.04%
Fastlap, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.78%	6/20/2024	6/20/2029	14,130	(240)	(221)	(0.01)%
Fastlap, LLC	First lien senior secured revolving loan	P +	4.50%	12.00%	6/20/2024	6/20/2029	2,256	2,218	2,221	0.13%
Fastlap, LLC	First lien senior secured term loan	S +	5.50%	9.78%	6/20/2024	6/20/2029	10,017	9,840	9,859	0.57%
Kaizen Auto Care, LLC	First lien senior secured revolving loan	5.00%		5.00%	3/1/2024	12/22/2026	152	69	38	0.00%
Kaizen Auto Care, LLC	First lien senior secured term loan	5.00%		5.00%	7/28/2023	12/22/2027	1,349	1,339	1,076	0.06%
Leonard Group, Inc	First lien senior secured revolving loan	S +	6.50%	11.06%	7/28/2023	2/26/2027	234	76	77	0.00%
Leonard Group, Inc	First lien senior secured term loan	S +	6.50%	11.06%	7/28/2023	2/26/2027	1,308	1,297	1,305	0.08%
Pink Lily Holdings, LLC (6)	First lien senior secured revolving loan	S +	0.25% + 7.00% PIK	11.25%	7/28/2023	11/16/2027	31	—	(3)	0.00%
Pink Lily Holdings, LLC	First lien senior secured term loan	S +	0.25% + 7.00% PIK	11.25%	7/28/2023	11/16/2027	1,333	1,310	1,215	0.07%
								16,807	16,463	0.95%
Textiles, apparel and luxury goods
Lakeshirts LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.32%	12/30/2024	12/20/2030	$7,989	$(38)	$(38)	0.00%
Lakeshirts LLC	First lien senior secured revolving loan	S +	5.00%	9.32%	12/30/2024	12/30/2030	11,650	4,839	4,839	0.28%
Lakeshirts LLC	First lien senior secured term loan	S +	5.00%	9.32%	12/30/2024	12/30/2030	30,069	29,784	29,784	1.72%
								34,585	34,585	2.00%
Trading companies and distributors
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	7/28/2023	4/9/2027	$229	$226	$227	0.01%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	9.75%	7/28/2023	4/9/2027	100	99	99	0.01%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	9.81%	12/12/2023	4/9/2027	4,128	4,077	4,087	0.24%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	9.82%	7/1/2024	4/9/2027	10,255	42	51	0.00%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	9.79%	7/28/2023	4/9/2027	344	339	340	0.02%
AFC-Dell Holding Corp (30)	First lien senior secured revolving loan	S +	5.50%	9.82%	7/28/2023	10/9/2026	156	14	14	0.00%
AFC-Dell Holding Corp	First lien senior secured term loan	S +	5.50%	9.79%	7/28/2023	4/9/2027	5,461	5,397	5,406	0.31%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
American Equipment Systems LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.73%	7/28/2023	5/19/2025	37	37	36	0.00%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	10.74%	7/28/2023	11/5/2026	70	69	69	0.00%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	10.74%	3/15/2024	11/5/2026	932	921	922	0.05%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	10.73%	7/28/2023	11/5/2026	316	312	312	0.02%
Ascent Lifting, Inc (6)	First lien senior secured revolving loan	S +	5.25%	9.67%	9/9/2022	9/9/2027	2,500	(41)	(40)	0.00%
Ascent Lifting, Inc	First lien senior secured term loan	S +	5.25%	9.67%	9/9/2022	9/9/2027	16,977	16,664	16,688	0.97%
AWI Group, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.05%	8/1/2024	8/1/2029	4,477	3,932	3,938	0.23%
AWI Group, LLC	First lien senior secured revolving loan	S +	5.75%	10.05%	8/1/2024	8/1/2029	10,420	3,154	3,168	0.18%
AWI Group, LLC	First lien senior secured term loan	S +	5.75%	10.05%	8/1/2024	8/1/2029	55,061	54,102	54,097	3.13%
Banner Buyer, LLC	First lien senior secured delayed draw term loan	S +	2.75% + 3.50% PIK	11.70%	7/28/2023	5/31/2026	562	560	539	0.03%
Banner Buyer, LLC	First lien senior secured revolving loan	S +	2.75% + 3.50% PIK	11.70%	7/28/2023	5/31/2026	370	(1)	(14)	0.00%
Banner Buyer, LLC	First lien senior secured term loan	S +	2.75% + 3.50% PIK	11.70%	7/28/2023	5/31/2026	1,353	1,350	1,299	0.08%
CAP KSI Holdings LLC (31)	First lien senior secured revolving loan	S +	5.25%	9.56%	6/28/2024	6/28/2030	7,145	2,764	2,774	0.16%
CAP KSI Holdings LLC	First lien senior secured term loan	S +	5.25%	9.55%	6/28/2024	6/28/2030	51,446	50,744	50,842	2.94%
Eastern Communications Solutions, Inc. (6)	First lien senior secured revolving loan	S +	5.25%	9.55%	12/30/2024	12/30/2030	3,240	(47)	(47)	0.00%
Eastern Communications Solutions, Inc.	First lien senior secured term loan	S +	5.25%	9.55%	12/30/2024	12/30/2030	12,580	12,398	12,398	0.72%
Empire Equipment Company, LLC	First lien senior secured revolving loan	S +	6.25%	10.69%	7/28/2023	1/17/2026	439	187	186	0.01%
Empire Equipment Company, LLC	First lien senior secured term loan	S +	6.25%	10.69%	7/28/2023	1/17/2026	1,649	1,644	1,640	0.09%
Lehman Pipe Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.31%	8/30/2024	8/30/2030	5,309	(96)	(88)	(0.01)%
Lehman Pipe Buyer, LLC	First lien senior secured term loan	5.00%		9.31%	8/30/2024	8/30/2030	29,476	28,940	28,997	1.68%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.20%	12/1/2023	8/5/2028	4,672	4,581	4,638	0.27%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.04%	8/5/2022	8/5/2028	2,667	2,631	2,647	0.15%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.01%	8/5/2022	8/5/2028	2,687	2,648	2,668	0.14%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.06%	8/5/2022	8/5/2028	3,185	3,155	3,162	0.18%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.00%	3/29/2024	8/5/2028	7,190	7,049	7,138	0.41%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.97%	10/31/2024	8/5/2028	8,438	6,640	6,655	0.39%
NEFCO Holding Company, LLC	First lien senior secured revolving loan	P +	4.75%	12.25%	8/5/2022	8/5/2028	7,269	1,662	1,698	0.10%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	5.75%	10.01%	12/1/2023	8/5/2028	652	639	648	0.04%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	5.75%	10.03%	8/13/2024	8/5/2028	2,577	2,557	2,559	0.15%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	5.75%	9.99%	10/31/2024	8/5/2028	3,411	3,379	3,386	0.20%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	5.75%	10.00%	8/5/2022	8/5/2028	17,517	17,157	17,391	1.01%
Triad Technologies, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.70%	7/28/2023	6/8/2026	332	(3)	(3)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Triad Technologies, LLC	First lien senior secured term loan	S +	5.25%	9.70%	7/28/2023	6/8/2026	1,189	1,181	1,179	0.07%
Value Added Distributors, LLC (6)	First lien senior secured revolving loan	S +	4.75%	9.05%	12/19/2024	12/19/2029	3,768	(56)	(47)	0.00%
Value Added Distributors, LLC	First lien senior secured term loan	S +	4.75%	9.05%	12/19/2024	12/19/2029	11,238	11,082	11,098	0.64%
Vintage Parts, Inc	First lien senior secured revolving loan	S +	5.75%	10.05%	3/28/2025	3/28/2029	1,564	469	469	0.03%
Vintage Parts, Inc	First lien senior secured term loan	S +	5.75%	10.05%	3/28/2025	3/28/2029	16,592	16,385	16,384	0.95%
Wolf Gordon Inc (6)	First lien senior secured revolving loan	P +	4.25%	11.75%	5/1/2024	5/1/2029	3,809	(62)	(57)	0.00%
Wolf Gordon Inc	First lien senior secured term loan	S +	5.25%	9.55%	5/1/2024	5/1/2029	19,422	19,105	19,136	1.10%
								287,986	288,689	16.70%
Water utilities
Diamondback Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.29%	10/15/2024	7/22/2026	$3,661	$3,632	$3,642	0.21%
Diamondback Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.30%	7/28/2023	7/22/2026	75	—	—	0.00%
Diamondback Buyer, LLC	First lien senior secured term loan	S +	5.00%	9.30%	7/28/2023	7/22/2026	1,417	1,411	1,409	0.07%
								5,043	5,051	0.28%
Total non-controlled/non-affiliated senior secured debt								$3,304,409	$3,298,945	190.87%
Non-controlled/non-affiliated sponsor subordinated notes
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK		19.50%	7/28/2023	7/17/2026	$16	$15	$16	0.01%
Total non-controlled/non-affiliated sponsor subordinated notes								15	16	0.01%
Total non-controlled/non-affiliated investments								$3,304,424	$3,298,961	190.88%
Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (31)(32)(33)	Equity - 15.42% membership interest							$77,838	$85,539	4.95%
Twin Brook Segregated Equity Holdings, LLC (31)(32)(33)	Equity - 2.11% membership interest							19	19	0.00%
Total non-controlled/affiliated investments								77,857	85,558	4.95%
Total investments								$3,382,281	$3,384,519	195.83%
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
(5)Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“Term SOFR” or “S”), the Canadian Overnight Repo Rate Average (“Term CORRA” or “T”) and/or an alternate base rate (e.g. prime rate (“P”)), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the applicable margin has been provided over Term SOFR based on each respective credit agreement. As of March 31, 2025, the reference rates for the floating rate loans were the Term SOFR of 4.41%, the Prime Rate of 7.50%, and the Term CORRA of 2.77%. In some circumstances, interest may be paid-in-kind (“PIK”) rather than cash, resulting in an increased principal amount.
(6)Represents revolvers and delayed draw term loans where the entire balance is unfunded as of March 31, 2025. The negative fair value is a result of the commitment being valued below par. Refer to Note 8 for further information.
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)
(7)Represents investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2025, non-qualifying assets represented approximately 4.41% of the total assets of the Company.
(8)Indicates Loan was on non-accrual status as of March 31, 2025.
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
(14)Principal balance includes reserve for letter of credit of $322,225 on which the borrower pays 6.25%.
(15)Principal balance includes reserve for letter of credit of $15,973 on which the borrower pays 6.00%.
(16)Principal balance includes reserve for letter of credit of $7,896 on which the borrower pays 6.25%.
(17)Principal balance includes reserve for letter of credit of $6,550 on which the borrower pays 6.00%.
(18)Principal balance includes reserve for letter of credit of $163,717 on which the borrower pays 6.25%.
(19)Principal balance includes reserve for letter of credit of $16,960 on which the borrower pays 5.75%.
(20)Principal balance includes reserve for letter of credit of $1,803 on which the borrower pays 6.00%.
(21)Principal balance includes reserve for letter of credit of $168,934 on which the borrower pays 6.00%.
(22)Principal balance includes reserve for letter of credit of $605,383 on which the borrower pays 6.00%.
(23)Principal balance includes reserve for letter of credit of $948,688 on which the borrower pays 5.50%.
(24)Principal balance includes reserve for letter of credit of $5,625 on which the borrower pays 6.00%.
(25)Principal balance includes reserve for letter of credit of $429,910 on which the borrower pays 5.50%.
(26)Principal balance includes reserve for letter of credit of $62,209 on which the borrower pays 5.00%.
(27)Principal balance includes reserve for letter of credit of $2,248 on which the borrower pays 5.00%.
(28)Principal balance includes reserve for letter of credit of $3,517 on which the borrower pays 6.75%.
(29)Principal balance includes reserve for letter of credit of $238,050 on which the borrower pays 5.25%.
(30)Principal balance includes reserve for letter of credit of $6,240 on which the borrower pays 5.50%.
(31)Principal balance includes reserve for letter of credit of $505,140 on which the borrower pays 5.25%.
(32)As a practical expedient, the Company uses net asset value to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.
(33)Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2025, the aggregate fair value of these securities is $85,558 or 4.95% of the Company's net assets.
(34)Non-income producing investment.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation/ (Depreciation)
Wells Fargo Bank, National Association	USD 424	CAD 608	1/24/2025	$1
Total				$1

Currency Abbreviations:
USD - U.S. Dollar
CAD - Canadian Dollar

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation/(Depreciation)
Morgan Stanley Capital Services, LLC	Series A, Tranche A Notes	7.6900%	S + 3.547%	3/19/2027	$90,000	$605	$—	$605
Morgan Stanley Capital Services, LLC	Series A, Tranche B Notes	7.7800%	S + 3.8660%	3/19/2029	150,000	1,458	—	1,458
MUFG Bank, Ltd.	Series B, Tranche A Notes	6.4200%	S + 3.1224%	10/15/2028	20	(311)	—	(311)
MUFG Bank, Ltd.	Series B, Tranche A Notes	6.4200%	S + 3.1158%	10/15/2028	65	(998)	—	(998)
Wells Fargo Bank, N.A.	Series B, Tranche C Notes	6.5200%	S + 3.1810%	10/15/2029	100	(1,819)	—	(1,819)
Morgan Stanley Capital Services, LLC	Series B, Tranche C Notes	6.5200%	S + 3.3840%	10/15/2029	50	(1,088)	—	(1,088)
MUFG Bank, Ltd.	Series B, Tranche C Notes	6.5200%	S + 3.2432%	10/15/2029	50	(1,069)	—	(1,069)
MUFG Bank, Ltd.	Series B, Tranche C Notes	6.5200%	S + 3.2659%	10/15/2029	90	(2,005)	—	(2,005)
Total						$(5,227)	$—	$(5,227)
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands)
(Unaudited)

Interest Rate Options
Counterparty	Instrument	Company Receives	Company Sold	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation/(Depreciation)
Wells Fargo Bank, N.A.	Sold SOFR Floor with Annnuitized Premium	0.08% Semiannual premium	1.00% 3M SOFR Floor	4/15/2029	$100,000	234	—	234
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annnuitized Premium	0.09% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	50,000	142	—	142
MUFG Bank, Ltd.	Sold SOFR Floor with Annnuitized Premium	0.06% Quarterly premium	1.00% 3M SOFR Floor	7/15/2028	20,000	32	—	32
MUFG Bank, Ltd.	Sold SOFR Floor with Annnuitized Premium	0.09% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	50,000	117	—	117
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annnuitized Premium	0.07% Semiannual premium	1.00% 3M SOFR Floor	12/19/2026	90,000	57	—	57
MUFG Bank, Ltd.	Sold SOFR Floor with Annnuitized Premium	0.06% Quarterly premium	1.00% 3M SOFR Floor	7/15/2028	65,000	105	—	105
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annnuitized Premium	0.11% Semiannual premium	1.00% 3M SOFR Floor	9/19/2028	150,000	350	—	350
MUFG Bank, Ltd.	Sold SOFR Floor with Annnuitized Premium	0.09% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	90,000	210	—	210
Total						$1,247	$—	$1,247
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt
Aerospace and defense
AlphaCoin LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.59%	7/29/2024	7/29/2030	$3,028	$(28)	$(22)	0.00%
AlphaCoin LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.52%	7/29/2024	7/29/2030	4,509	(84)	(77)	0.00%
AlphaCoin LLC	First lien senior secured term loan	S +	5.00%	9.59%	7/29/2024	7/29/2030	19,933	19,549	19,593	1.27%
Mattco Forge, Inc (6)	First lien senior secured revolving loan	S +	5.00%	9.35%	12/19/2024	12/19/2030	4,307	(65)	(65)	0.00%
Mattco Forge, Inc	First lien senior secured term loan	S +	5.00%	9.35%	12/19/2024	12/19/2030	46,274	45,583	45,579	2.96%
								64,955	65,008	4.23%
Air freight and logistics
Load One Purchaser Corporation	First lien senior secured revolving loan	P +	5.25%	12.75%	6/21/2022	6/21/2027	$3,557	$303	$306	0.02%
Load One Purchaser Corporation	First lien senior secured term loan	S +	6.25%	11.14%	10/23/2024	6/21/2028	997	978	982	0.06%
Load One Purchaser Corporation	First lien senior secured term loan	S +	6.25%	10.84%	6/21/2022	6/21/2028	13,999	13,773	13,786	0.89%
Zipline Logistics, LLC	First lien senior secured revolving loan	S +	6.00%	11.01%	9/19/2022	9/19/2027	1,687	1,088	1,055	0.07%
Zipline Logistics, LLC	First lien senior secured revolving loan	S +	4.00% + 2.00% PIK	11.01%	9/19/2022	9/19/2027	6	6	6	0.00%
Zipline Logistics, LLC	First lien senior secured term loan	S +	4.00% + 2.00% PIK	11.01%	9/19/2022	9/19/2027	6,843	6,733	6,610	0.43%
								22,881	22,745	1.47%
Auto components
A.P.A. Industries, LLC (6)(9)	First lien senior secured revolving loan	S +	6.00%	10.47%	1/10/2023	1/10/2028	$1,523	$(23)	$(22)	0.00%
A.P.A. Industries, LLC	First lien senior secured term loan	S +	6.00%	10.47%	1/10/2023	1/10/2028	8,529	8,386	8,394	0.54%
AvCarb, LLC	First lien senior secured delayed draw term loan	S +	2.00%	6.67%	7/28/2023	11/12/2026	243	240	235	0.02%
AvCarb, LLC	First lien senior secured revolving loan	S +	7.00%	11.71%	7/28/2023	11/12/2026	38	5	4	—%
AvCarb, LLC	First lien senior secured term loan	S +	2.00%	6.67%	7/28/2023	11/12/2026	519	514	501	0.03%
Bestop, Inc (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.58%	3/29/2024	3/29/2029	6,774	(115)	(102)	(0.01)%
Bestop, Inc	First lien senior secured revolving loan	S +	5.25%	9.72%	3/29/2024	3/29/2029	7,081	1,119	1,133	0.07%
Bestop, Inc	First lien senior secured term loan	S +	5.25%	9.58%	3/29/2024	3/29/2029	44,026	43,252	43,365	2.81%
BSC ASI BUYER, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.33%	12/31/2024	12/31/2027	3,661	(37)	(37)	0.00%
BSC ASI BUYER, LLC	First lien senior secured term loan	S +	5.00%	9.33%	12/31/2024	12/31/2027	29,825	29,527	29,527	1.92%
Certified Collision Group Acquisition Corp (6)	First lien senior secured revolving loan	S +	5.00%	9.33%	7/28/2023	5/17/2027	19	—	—	0.00%
Certified Collision Group Acquisition Corp	First lien senior secured term loan	S +	5.00%	9.33%	7/28/2023	5/17/2027	1,103	1,094	1,093	0.07%
Raneys, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.29%	2/17/2023	6/7/2027	4,835	4,762	4,774	0.31%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Raneys, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.19%	6/7/2022	6/7/2027	1,964	(27)	(25)	0.00%
Raneys, LLC	First lien senior secured term loan	S +	5.75%	10.19%	6/7/2022	6/7/2027	13,453	13,262	13,285	0.86%
Vehicle Accessories, Inc (6)	First lien senior secured revolving loan	S +	5.25%	9.72%	7/28/2023	11/30/2026	877	(9)	(9)	0.00%
Vehicle Accessories, Inc	First lien senior secured term loan	S +	5.25%	9.72%	7/28/2023	11/30/2026	11,238	11,128	11,120	0.72%
								113,078	113,236	7.34%
Building products
US Anchors Group Inc (6)	First lien senior secured revolving loan	S +	5.00%	9.33%	7/15/2024	7/15/2029	3,275	(59)	(55)	0.00%
US Anchors Group Inc	First lien senior secured term loan	S +	5.00%	9.33%	7/15/2024	7/15/2029	17,573	17,242	17,274	1.12%
								17,183	17,219	1.12%
Chemicals
AM Buyer, LLC	First lien senior secured revolving loan	S +	6.75%	11.62%	7/28/2023	5/1/2025	$111	$79	$79	0.01%
AM Buyer, LLC	First lien senior secured term loan	S +	6.75%	11.34%	7/28/2023	5/1/2025	460	459	459	0.03%
Answer Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.48%	7/28/2023	12/30/2026	759	(8)	(6)	0.00%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.48%	7/28/2023	12/30/2026	1,665	1,655	1,651	0.11%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.48%	1/16/2024	12/30/2026	851	842	845	0.05%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.48%	6/7/2024	12/30/2026	9,923	9,763	9,845	0.64%
Custom Agronomics Holdings, LLC	First lien senior secured revolving loan	S +	6.50%	11.09%	8/30/2022	8/26/2027	2,357	1,543	1,541	0.10%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	11.09%	8/30/2022	8/26/2027	4,082	4,026	4,030	0.26%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	11.09%	3/25/2024	8/26/2027	2,517	2,485	2,485	0.16%
Polycorp Ltd (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.11%	1/24/2024	1/24/2030	14,860	(126)	(98)	(0.01)%
Polycorp Ltd (6)	First lien senior secured revolving loan	S +	5.75%	10.11%	1/24/2024	1/24/2030	3,723	(63)	(58)	—%
Polycorp Ltd	First lien senior secured term loan	S +	5.75%	10.11%	1/24/2024	1/24/2030	18,055	17,785	17,759	1.15%
Teel Plastics, LLC (6)	First lien senior secured revolving loan	P +	4.00%	11.50%	7/28/2023	1/24/2025	324	—	—	—%
Teel Plastics, LLC	First lien senior secured term loan	S +	5.00%	9.47%	7/28/2023	1/24/2025	1,751	1,751	1,750	0.11%
								40,191	40,282	2.61%
Commercial services and supplies
Alliance Environmental Group, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.59%	7/28/2023	12/30/2027	$57	$56	$44	0.00%
Alliance Environmental Group, LLC	First lien senior secured revolving loan	S +	6.00%	10.59%	7/28/2023	12/30/2027	38	37	29	0.00%
Alliance Environmental Group, LLC	First lien senior secured term loan	S +	6.00%	10.59%	7/28/2023	12/30/2027	2,255	2,213	1,771	0.11%
CARDS Acquisition, Inc (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.58%	8/12/2024	8/12/2029	23,837	(439)	(405)	(0.03)%
CARDS Acquisition, Inc	First lien senior secured revolving loan	S +	5.25%	9.65%	8/12/2024	8/12/2029	8,843	5,506	5,518	0.36%
CARDS Acquisition, Inc	First lien senior secured term loan	S +	5.25%	9.58%	8/12/2024	8/12/2029	41,214	40,435	40,503	2.63%
Edko Acquisition, LLC (10)	First lien senior secured revolving loan	S +	6.00%	10.59%	7/28/2023	6/25/2026	38	11	11	0.00%
Edko Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.59%	7/28/2023	6/25/2026	1,111	1,105	1,102	0.07%
Franchise Fastlane, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.72%	7/28/2023	5/2/2027	15	—	—	0.00%
Franchise Fastlane, LLC	First lien senior secured term loan	S +	5.25%	9.72%	7/28/2023	5/2/2027	1,121	1,112	1,110	0.07%
Gold Medal Holdings, Inc (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.08%	6/14/2024	3/17/2027	2,831	(23)	(19)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Gold Medal Holdings, Inc (11)	First lien senior secured revolving loan	S +	5.75%	10.08%	7/28/2023	3/17/2027	1,444	277	279	0.02%
Gold Medal Holdings, Inc	First lien senior secured term loan	S +	5.75%	10.08%	7/28/2023	3/17/2027	12,086	11,989	12,005	0.78%
Green Monster Acquisition, LLC	First lien senior secured revolving loan	S +	6.00%	10.78%	7/28/2023	12/28/2026	38	37	37	0.00%
Green Monster Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.78%	7/28/2023	12/28/2026	1,146	1,139	1,136	0.07%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.72%	7/28/2023	3/31/2028	94	93	93	0.01%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.72%	10/6/2023	3/31/2028	352	347	350	0.02%
HLSG Intermediate, LLC	First lien senior secured revolving loan	S +	6.25%	10.72%	7/28/2023	3/31/2028	60	43	43	0.00%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	6.25%	10.72%	7/28/2023	3/31/2028	639	628	635	0.04%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	6.25%	10.72%	10/6/2023	3/31/2028	984	981	979	0.06%
Industrial Air Flow Dynamics, Inc	First lien senior secured revolving loan	S +	6.25%	10.95%	8/5/2022	8/5/2028	2,537	2,507	2,510	0.16%
Industrial Air Flow Dynamics, Inc	First lien senior secured term loan	S +	6.25%	10.99%	8/5/2022	8/5/2028	18,461	18,223	18,260	1.18%
Nimlok Company, LLC (6)(12)	First lien senior secured revolving loan	S +	5.50%	10.09%	7/28/2023	11/27/2025	320	(1)	(1)	0.00%
Nimlok Company, LLC	First lien senior secured term loan	S +	5.50%	10.09%	7/28/2023	11/27/2025	2,606	2,598	2,595	0.17%
Nimlok Company, LLC	First lien senior secured term loan	S +	5.50%	10.35%	5/1/2024	11/27/2025	3,104	3,089	3,090	0.20%
Polaris Labs Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.77%	9/17/2024	9/17/2029	2,123	(40)	(37)	0.00%
Polaris Labs Acquisition, LLC	First lien senior secured term loan	S +	5.25%	9.77%	9/17/2024	9/17/2029	6,442	6,320	6,329	0.41%
PRA Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.98%	7/28/2023	5/12/2028	56	(1)	(1)	0.00%
PRA Acquisition, LLC	First lien senior secured term loan	S +	6.50%	10.98%	7/28/2023	5/12/2028	599	588	587	0.04%
Quality Liaison Services of North America, Inc (6)	First lien senior secured revolving loan	S +	6.00%	10.74%	5/2/2023	5/2/2028	1,629	(27)	(26)	0.00%
Quality Liaison Services of North America, Inc	First lien senior secured term loan	S +	6.00%	10.74%	5/2/2023	5/2/2028	12,564	12,347	12,358	0.80%
Steel City Wash, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.59%	7/28/2023	12/27/2026	140	139	139	0.01%
Steel City Wash, LLC	First lien senior secured revolving loan	S +	6.00%	10.59%	7/28/2023	12/27/2026	38	26	26	0.00%
Steel City Wash, LLC	First lien senior secured term loan	S +	6.00%	10.59%	7/28/2023	12/27/2026	5,557	5,524	5,533	0.36%
								116,839	116,583	7.54%
Construction and engineering
BCI Burke Holding Corp	First lien senior secured delayed draw term loan	S +	5.75%	10.08%	7/28/2023	12/14/2027	$1,572	$1,554	$1,558	0.10%
BCI Burke Holding Corp (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.08%	10/10/2024	12/14/2027	6,588	(61)	(61)	0.00%
BCI Burke Holding Corp (6)	First lien senior secured revolving loan	S +	5.75%	10.08%	7/28/2023	12/14/2027	2,447	(25)	(23)	0.00%
BCI Burke Holding Corp	First lien senior secured term loan	S +	5.75%	10.08%	7/28/2023	12/14/2027	6,484	6,413	6,424	0.42%
BCI Burke Holding Corp	First lien senior secured term loan	S +	5.75%	10.08%	10/10/2024	12/14/2027	11,942	11,834	11,831	0.77%
Highland Acquisition, Inc	First lien senior secured revolving loan	S +	5.25%	9.61%	7/28/2023	3/9/2027	2,213	414	412	0.03%
Highland Acquisition, Inc	First lien senior secured term loan	S +	5.25%	9.61%	7/28/2023	3/9/2027	10,836	10,692	10,688	0.69%
Ironhorse Purchaser, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.61%	9/30/2022	9/30/2027	9,225	9,125	9,178	0.60%
Ironhorse Purchaser, LLC (13)	First lien senior secured revolving loan	S +	5.25%	9.61%	9/30/2022	9/30/2027	5,813	1,813	1,830	0.12%
Ironhorse Purchaser, LLC	First lien senior secured term loan	S +	5.25%	9.61%	9/30/2022	9/30/2027	29,993	29,615	29,653	1.92%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Rose Paving, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.33%	11/27/2024	11/7/2029	3,741	1,001	981	0.06%
Rose Paving, LLC	First lien senior secured revolving loan	S +	5.00%	9.52%	11/7/2022	11/7/2028	8,626	3,238	3,260	0.21%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	9.52%	11/7/2022	11/7/2028	17,251	16,918	16,996	1.10%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	9.52%	5/1/2024	11/7/2028	1,785	1,746	1,759	0.11%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	9.52%	11/27/2024	11/7/2029	13,155	12,962	12,961	0.84%
								107,239	107,447	6.97%
Containers and packaging
Bulk Lift International, LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.84%	7/28/2023	11/15/2027	$126	$124	$124	0.01%
Bulk Lift International, LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.84%	11/15/2022	11/15/2027	1,801	(28)	(30)	0.00%
Bulk Lift International, LLC	First lien senior secured term loan	S +	6.25%	10.84%	11/15/2022	11/15/2027	8,124	7,978	7,987	0.52%
Innovative FlexPak, LLC (8)	First lien senior secured revolving loan	S +	7.00%	11.47%	7/28/2023	1/23/2026	627	313	127	0.01%
Innovative FlexPak, LLC (8)	First lien senior secured term loan	S +	7.00%	11.47%	7/28/2023	1/23/2026	2,616	2,274	1,499	0.10%
Innovative FlexPak, LLC (8)	First lien senior secured term loan	S +	20.00% PIK	20.00%	7/28/2023	1/23/2026	735	567	421	0.03%
Johns Byrne LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.33%	8/31/2023	8/31/2029	2,578	(49)	(47)	0.00%
Johns Byrne LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.33%	8/31/2023	8/31/2029	1,460	(28)	(27)	0.00%
Johns Byrne LLC	First lien senior secured term loan	S +	6.00%	10.33%	8/31/2023	8/31/2029	9,547	9,354	9,362	0.61%
K-1 Packaging Group LLC	First lien senior secured revolving loan	S +	6.25%	10.70%	10/6/2022	10/6/2027	6,748	75	80	0.01%
K-1 Packaging Group LLC	First lien senior secured term loan	S +	6.25%	10.84%	10/6/2022	10/6/2027	31,086	30,586	30,635	1.99%
MRC Keeler Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.00% + 0.50% PIK	10.98%	7/28/2023	12/4/2025	4	4	4	0.00%
MRC Keeler Acquisition LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.48%	7/28/2023	12/4/2025	150	(1)	(5)	0.00%
MRC Keeler Acquisition LLC	First lien senior secured term loan	S +	6.00% + 0.50% PIK	10.98%	7/28/2023	12/4/2025	908	904	879	0.06%
Sixarp, LLC	First lien senior secured revolving loan	S +	5.50%	10.13%	8/5/2022	8/5/2027	3,732	1,641	1,644	0.11%
Sixarp, LLC	First lien senior secured term loan	S +	5.50%	10.09%	8/5/2022	8/5/2027	19,428	19,180	19,199	1.25%
Vanguard Packaging, LLC	First lien senior secured revolving loan	S +	5.00%	9.47%	3/29/2024	8/9/2026	4,408	565	571	0.04%
Vanguard Packaging, LLC	First lien senior secured term loan	S +	5.00%	9.47%	3/29/2024	8/9/2026	10,194	10,139	10,143	0.66%
								83,598	82,566	5.40%
Distributors
RTP Acquisition, LLC	First lien senior secured revolving loan	S +	3.50% + 2.25% PIK	13.25%	7/28/2023	8/17/2026	$38	$22	$22	0.00%
RTP Acquisition, LLC	First lien senior secured term loan	S +	4.50% + 2.25% PIK	13.85%	7/28/2023	8/17/2026	2,715	2,670	2,642	0.17%
								2,692	2,664	0.17%
Diversified consumer services
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
50Floor, LLC	First lien senior secured revolving loan	S +	3.00% + 3.00% PIK	10.48%	7/28/2023	12/31/2025	$206	$57	$28	0.00%
50Floor, LLC	First lien senior secured term loan	S +	3.00% + 3.00% PIK	10.48%	7/28/2023	12/31/2026	1,055	1,034	898	0.06%
ACES Intermediate, Inc (6)	First lien senior secured revolving loan	S +	5.50%	9.97%	7/27/2022	7/27/2027	7,114	(73)	(67)	0.00%
ACES Intermediate, Inc	First lien senior secured term loan	S +	5.50%	9.97%	7/27/2022	7/27/2027	30,388	30,028	30,049	1.95%
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.86%	4/25/2023	4/25/2028	7,205	5,645	5,651	0.37%
CL Services Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	10.99%	5/7/2024	4/25/2028	8,474	(142)	(151)	(0.01)%
CL Services Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.92%	4/25/2023	4/25/2028	1,629	(30)	(29)	0.00%
CL Services Acquisition, LLC	First lien senior secured term loan	S +	6.25%	10.99%	4/25/2023	4/25/2028	10,118	9,906	9,938	0.64%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.58%	12/30/2022	12/30/2027	6,966	6,843	6,892	0.45%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.58%	9/20/2023	12/30/2027	6,741	6,635	6,670	0.43%
Esquire Deposition Solutions, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.58%	12/30/2022	12/30/2027	7,666	(122)	(82)	(0.01)%
Esquire Deposition Solutions, LLC	First lien senior secured term loan	S +	5.25%	9.58%	12/30/2022	12/30/2027	48,234	47,411	47,720	3.10%
Harley Exteriors Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	10.09%	8/2/2024	8/1/2029	3,929	(72)	(66)	0.00%
Harley Exteriors Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.09%	8/2/2024	8/2/2029	1,322	(24)	(22)	0.00%
Harley Exteriors Acquisition, LLC	First lien senior secured term loan	S +	5.50%	10.09%	8/2/2024	8/2/2029	8,524	8,364	8,377	0.54%
Home Brands Group Holdings, Inc (6)	First lien senior secured revolving loan	S +	4.75%	9.49%	7/28/2023	11/8/2026	48	—	—	—%
Home Brands Group Holdings, Inc	First lien senior secured term loan	S +	4.75%	9.49%	7/28/2023	11/8/2026	1,534	1,526	1,522	0.10%
HTI Intermediate, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.47%	3/1/2024	3/1/2030	2,354	(20)	(16)	0.00%
HTI Intermediate, LLC	First lien senior secured revolving loan	S +	5.00%	9.44%	3/1/2024	3/1/2030	1,573	130	132	0.01%
HTI Intermediate, LLC	First lien senior secured term loan	S +	5.00%	9.47%	3/1/2024	3/1/2030	5,059	4,969	4,980	0.32%
ISSA, LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.58%	7/28/2023	3/1/2027	131	(2)	(2)	—%
ISSA, LLC	First lien senior secured term loan	S +	6.25%	10.58%	7/28/2023	3/1/2027	1,839	1,817	1,813	0.12%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.87%	11/13/2023	12/29/2026	7,032	5,775	5,814	0.38%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.85%	7/28/2023	12/29/2026	86	86	86	0.01%
Juniper Landscaping Holdings LLC (14)	First lien senior secured revolving loan	S +	6.25%	10.81%	7/28/2023	12/29/2026	820	345	349	0.02%
Juniper Landscaping Holdings LLC	First lien senior secured term loan	S +	6.25%	10.84%	7/28/2023	12/29/2026	3,002	2,971	2,977	0.19%
Lawn Care Holdings Purchaser, Inc	First lien senior secured delayed draw term loan	S +	5.00%	9.33%	10/24/2023	10/24/2028	4,566	4,450	4,510	0.29%
Lawn Care Holdings Purchaser, Inc	First lien senior secured delayed draw term loan	S +	5.00%	9.37%	11/22/2024	10/24/2028	13,962	3,227	3,227	0.21%
Lawn Care Holdings Purchaser, Inc (6)	First lien senior secured revolving loan	S +	5.00%	9.44%	10/24/2023	10/24/2028	2,698	(44)	(33)	—%
Lawn Care Holdings Purchaser, Inc	First lien senior secured term loan	S +	5.00%	9.44%	10/24/2023	10/24/2028	7,192	7,057	7,104	0.46%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
PPW Acquisition, LLC	First lien senior secured revolving loan	S +	6.75%	11.72%	7/28/2023	9/30/2026	38	27	26	—%
PPW Acquisition, LLC	First lien senior secured term loan	S +	4.33% + 2.50% PIK	11.34%	7/28/2023	9/30/2026	613	600	583	0.04%
Premier Early Childhood Education Partners LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.59%	11/22/2023	11/22/2028	10,919	10,692	10,755	0.70%
Premier Early Childhood Education Partners LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.57%	9/25/2024	11/22/2028	9,048	2,627	2,651	0.17%
Premier Early Childhood Education Partners LLC	First lien senior secured revolving loan	S +	6.00%	10.59%	11/22/2023	11/22/2028	1,380	1,351	1,359	0.09%
Premier Early Childhood Education Partners LLC	First lien senior secured term loan	S +	6.00%	10.59%	11/22/2023	11/22/2028	8,229	8,049	8,106	0.53%
TSR Concrete Coatings, LLC	First lien senior secured revolving loan	S +	6.00%	10.55%	9/22/2023	9/22/2028	1,534	968	970	0.06%
TSR Concrete Coatings, LLC	First lien senior secured term loan	S +	6.00%	10.48%	9/22/2023	9/22/2028	6,148	6,028	6,033	0.39%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.59%	7/28/2023	3/23/2026	1,607	1,376	1,373	0.09%
United Land Services Opco Parent, LLC (15)	First lien senior secured revolving loan	S +	6.00%	10.33%	7/28/2023	3/23/2026	150	35	35	—%
United Land Services Opco Parent, LLC	First lien senior secured term loan	S +	6.00%	10.59%	7/28/2023	3/23/2026	352	349	349	0.02%
Yard-Nique, Inc	First lien senior secured delayed draw term loan	S +	7.00%	11.48%	8/8/2022	4/30/2026	2,568	2,550	2,549	0.17%
Yard-Nique, Inc	First lien senior secured revolving loan	S +	7.00%	11.48%	8/8/2022	4/30/2026	1,947	1,117	1,126	0.07%
Yard-Nique, Inc	First lien senior secured term loan	S +	7.00%	11.48%	8/8/2022	4/30/2026	7,000	6,940	6,949	0.45%
								190,456	191,133	12.41%
Diversified telecommunication services
ISPN Intermediate, LLC	First lien senior secured revolving loan	S +	5.25%	9.61%	12/6/2024	12/6/2030	$861	$131	$131	0.01%
ISPN Intermediate, LLC	First lien senior secured term loan	S +	5.25%	9.61%	12/6/2024	12/6/2030	6,938	6,836	6,834	0.44%
								6,967	6,965	0.45%
Electrical equipment
AEP Passion Intermediate Holdings, Inc	First lien senior secured delayed draw term loan	S +	4.60% + 1.90% PIK	10.98%	7/28/2023	10/5/2027	$70	$69	$69	0.00%
AEP Passion Intermediate Holdings, Inc	First lien senior secured revolving loan	S +	6.50%	11.13%	7/28/2023	10/5/2027	48	33	33	0.00%
AEP Passion Intermediate Holdings, Inc	First lien senior secured revolving loan	S +	4.60% + 1.90% PIK	10.98%	7/28/2023	10/5/2027	—	—	—	0.00%
AEP Passion Intermediate Holdings, Inc	First lien senior secured term loan	S +	4.60% + 1.90% PIK	11.17%	7/28/2023	10/5/2027	1,261	1,240	1,235	0.08%
BPCP NSA Intermedco, Inc	First lien senior secured delayed draw term loan	S +	4.75%	9.11%	5/17/2024	5/17/2030	12,275	4,591	4,651	0.30%
BPCP NSA Intermedco, Inc (6)	First lien senior secured revolving loan	S +	4.75%	9.11%	5/17/2024	5/17/2030	5,930	(80)	(69)	0.00%
BPCP NSA Intermedco, Inc	First lien senior secured term loan	S +	4.75%	9.11%	5/17/2024	5/17/2030	35,013	34,525	34,594	2.24%
WCI Volt Purchaser, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.72%	9/15/2022	9/15/2028	2,249	(28)	(25)	0.00%
WCI Volt Purchaser, LLC	First lien senior secured term loan	S +	5.25%	9.72%	9/15/2022	9/15/2028	8,828	8,705	8,716	0.57%
								49,055	49,204	3.19%
Electronic equipment, instruments and components
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Advanced Lighting Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.22%	7/28/2023	11/22/2025	$324	$—	$—	0.00%
Advanced Lighting Acquisition, LLC	First lien senior secured term loan	S +	5.75%	10.22%	7/28/2023	11/22/2025	1,094	1,094	1,093	0.07%
Nelson Name Plate Company	First lien senior secured delayed draw term loan	S +	5.75%	10.34%	7/28/2023	10/18/2026	117	116	116	0.01%
Nelson Name Plate Company (6)	First lien senior secured revolving loan	S +	5.75%	10.34%	7/28/2023	10/18/2026	90	(1)	(1)	0.00%
Nelson Name Plate Company	First lien senior secured term loan	S +	5.75%	10.34%	7/28/2023	10/18/2026	883	878	874	0.06%
								2,087	2,082	0.14%
Food and staples retailing
Ever Fresh Fruit Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	10.71%	6/5/2024	11/17/2028	$2,513	$(44)	$(41)	0.00%
Ever Fresh Fruit Company, LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.71%	11/17/2023	11/17/2028	1,380	(28)	(22)	0.00%
Ever Fresh Fruit Company, LLC	First lien senior secured term loan	S +	6.25%	10.71%	11/17/2023	11/17/2028	7,289	7,131	7,171	0.47%
Mad Rose Company, LLC (16)	First lien senior secured revolving loan	S +	6.25%	11.03%	7/28/2023	5/7/2026	395	50	50	—%
Mad Rose Company, LLC	First lien senior secured term loan	S +	6.25%	11.03%	7/28/2023	5/7/2026	2,898	2,875	2,877	0.19%
Main Street Gourmet, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.84%	7/28/2023	11/10/2025	41	41	41	0.00%
Main Street Gourmet, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.84%	7/28/2023	11/10/2025	38	—	—	0.00%
Main Street Gourmet, LLC	First lien senior secured term loan	S +	5.25%	9.84%	7/28/2023	11/10/2025	1,093	1,091	1,089	0.07%
NutriScience Innovations, LLC (6)(17)	First lien senior secured revolving loan	S +	6.50%	10.83%	7/28/2023	4/21/2026	131	(1)	(1)	0.00%
NutriScience Innovations, LLC	First lien senior secured term loan	S +	6.50%	10.83%	7/28/2023	4/21/2026	2,336	2,316	2,314	0.15%
Qin's Buffalo, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.43%	5/24/2024	5/5/2027	7,933	3,360	3,369	0.22%
Qin's Buffalo, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.48%	7/28/2023	5/5/2027	75	74	74	0.00%
Qin's Buffalo, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.43%	7/28/2023	5/5/2027	38	(1)	—	0.00%
Qin's Buffalo, LLC	First lien senior secured term loan	S +	6.00%	10.36%	7/28/2023	5/5/2027	526	520	520	0.03%
SCP Beverage Buyer, LLC	First lien senior secured revolving loan	S +	5.75%	10.58%	7/28/2023	11/24/2026	38	37	37	0.00%
SCP Beverage Buyer, LLC	First lien senior secured term loan	S +	5.75%	10.60%	7/28/2023	11/24/2026	7,112	7,064	7,046	0.46%
Universal Pure, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.56%	10/31/2022	10/31/2028	363	38	39	0.00%
Universal Pure, LLC (18)	First lien senior secured revolving loan	S +	6.00%	10.50%	10/31/2022	10/31/2028	7,142	5,231	5,237	0.34%
Universal Pure, LLC	First lien senior secured term loan	S +	6.00%	10.48%	10/31/2022	10/31/2028	17,497	17,157	17,167	1.11%
								46,911	46,967	3.04%
Food products
BPCP WLF Intermedco LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.48%	8/19/2022	8/19/2027	$5,846	$(79)	$(58)	0.00%
BPCP WLF Intermedco LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.48%	12/20/2024	8/19/2028	7,615	(76)	(76)	0.00%
BPCP WLF Intermedco LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.48%	8/19/2022	8/19/2027	3,383	(46)	(34)	—%
BPCP WLF Intermedco LLC	First lien senior secured term loan	S +	6.00%	10.48%	8/19/2022	8/19/2027	24,381	24,020	24,137	1.57%
Icelandirect, LLC	First lien senior secured revolving loan	S +	6.00%	11.06%	7/28/2023	7/30/2026	38	32	32	0.00%
Icelandirect, LLC	First lien senior secured term loan	S +	6.00%	10.59%	7/28/2023	7/30/2026	700	696	694	0.05%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Starwest Botanicals Acquisition, LLC	First lien senior secured revolving loan	S +	5.25%	9.72%	7/28/2023	4/30/2028	174	81	58	0.00%
Starwest Botanicals Acquisition, LLC	First lien senior secured term loan	S +	5.25%	9.72%	7/28/2023	4/30/2028	791	764	661	0.04%
Sun Orchard, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.96%	8/2/2024	7/8/2028	6,099	(106)	(87)	(0.01)%
Sun Orchard, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.96%	7/8/2022	7/8/2028	5,336	(80)	(77)	0.00%
Sun Orchard, LLC	First lien senior secured term loan	S +	5.50%	9.96%	7/8/2022	7/8/2028	26,387	25,933	26,006	1.69%
Treat Planet Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.09%	1/11/2023	1/11/2028	1,965	(36)	(34)	—%
Treat Planet Acquisition, LLC	First lien senior secured term loan	S +	6.50%	11.09%	1/11/2023	1/11/2028	7,155	7,010	7,015	0.46%
Westminster Cracker Company, Inc	First lien senior secured revolving loan	S +	6.25%	10.71%	8/30/2023	8/30/2026	1,534	139	139	0.01%
Westminster Cracker Company, Inc	First lien senior secured term loan	S +	6.25%	10.71%	8/30/2023	8/30/2026	9,595	9,489	9,496	0.62%
								67,741	67,872	4.43%
Gas utilities
Hydromax USA, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.46%	7/28/2023	12/30/2026	$110	$107	$108	0.01%
Hydromax USA, LLC	First lien senior secured revolving loan	S +	6.00%	10.62%	7/28/2023	12/30/2026	228	40	43	0.00%
Hydromax USA, LLC	First lien senior secured term loan	S +	6.00%	10.46%	7/28/2023	12/30/2026	1,191	1,163	1,176	0.08%
								1,310	1,327	0.09%
Health care equipment and supplies
626 Holdings Equity LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.85%	7/28/2023	2/14/2028	$222	$220	$219	0.01%
626 Holdings Equity LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.85%	4/15/2024	2/14/2028	36	—	(1)	—%
626 Holdings Equity LLC	First lien senior secured revolving loan	S +	6.00%	10.97%	7/28/2023	2/14/2027	75	71	71	—%
626 Holdings Equity LLC	First lien senior secured term loan	S +	6.00%	10.85%	7/28/2023	2/14/2028	866	856	853	0.06%
Alcresta Buyer, Inc (6)	First lien senior secured delayed draw term loan	S +	5.50%	10.02%	3/12/2024	3/12/2030	14,036	(243)	(222)	(0.01)%
Alcresta Buyer, Inc (6)	First lien senior secured revolving loan	S +	5.50%	10.02%	3/12/2024	3/12/2029	2,761	(48)	(44)	—%
Alcresta Buyer, Inc	First lien senior secured term loan	S +	5.50%	10.02%	3/12/2024	3/12/2030	13,239	13,007	13,033	0.85%
EMSAR Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.09%	7/28/2023	3/30/2026	211	210	210	0.01%
EMSAR Acquisition LLC	First lien senior secured revolving loan	S +	6.50%	11.12%	7/28/2023	3/30/2026	134	133	133	0.01%
EMSAR Acquisition LLC	First lien senior secured term loan	S +	6.50%	11.09%	7/28/2023	3/30/2026	1,026	1,015	1,018	0.07%
Medical Technology Associates, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.83%	7/25/2022	7/25/2028	1,966	(34)	(22)	—%
Medical Technology Associates, LLC	First lien senior secured term loan	S +	5.50%	9.83%	7/25/2022	7/25/2028	22,705	22,301	22,450	1.46%
Nasco Healthcare Inc.	First lien senior secured revolving loan	S +	5.75%	10.15%	12/13/2024	6/30/2028	2,937	925	926	0.06%
Nasco Healthcare Inc.	First lien senior secured term loan	S +	5.75%	10.15%	12/13/2024	6/30/2028	11,793	11,676	11,675	0.76%
NWI Merger Sub, Inc (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.71%	12/4/2024	12/4/2029	6,438	(127)	(127)	(0.01)%
NWI Merger Sub, Inc (6)	First lien senior secured revolving loan	S +	5.25%	9.71%	12/4/2024	12/4/2029	2,495	(49)	(49)	—%
NWI Merger Sub, Inc	First lien senior secured term loan	S +	5.25%	9.71%	12/4/2024	12/4/2029	16,953	16,619	16,614	1.08%
Reliable Medical Supply LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.34%	7/28/2023	4/8/2025	140	140	140	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Reliable Medical Supply LLC	First lien senior secured revolving loan	S +	6.75%	11.60%	7/28/2023	4/8/2025	2,013	1,998	1,997	0.13%
Reliable Medical Supply LLC	First lien senior secured term loan	S +	6.75%	11.35%	7/28/2023	4/8/2025	3,282	3,270	3,267	0.21%
SCA Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.35%	7/28/2023	1/20/2026	277	272	272	0.02%
SCA Buyer, LLC	First lien senior secured revolving loan	S +	6.50%	11.33%	7/28/2023	1/20/2027	133	131	131	0.01%
SCA Buyer, LLC	First lien senior secured term loan	S +	6.50%	11.32%	7/28/2023	1/20/2026	3,573	3,494	3,513	0.23%
Spectrum Solutions, LLC	First lien senior secured delayed draw term loan	18.00% PIK		18.00%	5/3/2024	3/5/2026	116	109	62	—%
Spectrum Solutions, LLC	First lien senior secured delayed draw term loan	15.00% PIK		15.00%	7/28/2023	3/5/2026	226	218	224	0.01%
Spectrum Solutions, LLC	First lien senior secured revolving loan	S +	6.25%	10.95%	7/28/2023	3/5/2026	283	155	44	—%
Spectrum Solutions, LLC	First lien senior secured term loan	S +	6.25%	10.84%	7/28/2023	3/5/2026	579	526	307	0.02%
Surplus Solutions, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.84%	9/30/2024	11/30/2027	4,664	(64)	(70)	—%
Surplus Solutions, LLC	First lien senior secured revolving loan	S +	5.25%	9.84%	11/30/2022	11/30/2027	1,771	319	327	0.02%
Surplus Solutions, LLC	First lien senior secured term loan	S +	5.25%	9.84%	11/30/2022	11/30/2027	16,283	15,981	16,037	1.04%
								93,081	92,988	6.05%
Health care providers and services
ADVI Health, LLC (6)	First lien senior secured revolving loan	S +	7.00%	11.59%	11/29/2022	11/29/2027	$1,062	$(15)	$(15)	0.00%
ADVI Health, LLC	First lien senior secured term loan	S +	7.00%	11.59%	11/29/2022	11/29/2027	6,112	6,013	6,019	0.39%
Advocate RCM Acquisition Corp (6)	First lien senior secured revolving loan	S +	6.00%	10.43%	12/22/2023	12/22/2026	2,902	(34)	(32)	0.00%
Advocate RCM Acquisition Corp	First lien senior secured term loan	S +	6.00%	10.43%	12/22/2023	12/22/2026	18,226	18,000	18,017	1.17%
Agility Intermediate, Inc	First lien senior secured delayed draw term loan	S +	7.00%	11.59%	7/28/2023	4/15/2026	109	107	103	0.01%
Agility Intermediate, Inc	First lien senior secured revolving loan	S +	7.00%	11.59%	7/28/2023	4/15/2026	134	78	74	0.00%
Agility Intermediate, Inc	First lien senior secured term loan	S +	7.00%	11.59%	7/28/2023	4/15/2026	237	233	226	0.01%
American Family Care, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.43%	2/29/2024	2/28/2029	4,424	350	355	0.02%
American Family Care, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.43%	2/29/2024	2/28/2029	1,775	(37)	(35)	0.00%
American Family Care, LLC	First lien senior secured term loan	S +	6.00%	10.43%	2/29/2024	2/28/2029	11,516	11,267	11,284	0.73%
ASC Ortho Management Company, LLC	First lien senior secured delayed draw term loan	S +	4.33% + 2.50% PIK	11.43%	7/28/2023	12/31/2026	322	318	316	0.02%
ASC Ortho Management Company, LLC	First lien senior secured revolving loan	S +	7.00%	11.59%	7/28/2023	12/31/2026	38	20	19	0.00%
ASC Ortho Management Company, LLC	First lien senior secured term loan	S +	4.33% + 2.50% PIK	11.43%	7/28/2023	12/31/2026	510	504	500	0.03%
Ascend Plastic Surgery Partners MSO LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.33%	5/3/2024	5/3/2029	20,682	(359)	(335)	(0.02)%
Ascend Plastic Surgery Partners MSO LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.33%	5/3/2024	5/3/2029	4,197	(73)	(67)	0.00%
Ascend Plastic Surgery Partners MSO LLC	First lien senior secured term loan	S +	5.00%	9.33%	5/3/2024	5/3/2029	6,860	6,737	6,748	0.44%
ASP Global Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.61%	7/31/2024	7/31/2029	19,204	13,350	13,378	0.87%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
ASP Global Holdings, LLC	First lien senior secured revolving loan	S +	5.25%	10.03%	7/31/2024	7/31/2029	6,555	2,065	2,074	0.13%
ASP Global Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.61%	7/31/2024	7/31/2029	40,969	40,358	40,268	2.61%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.33%	7/28/2023	12/14/2026	821	815	813	0.05%
Beacon Oral Specialists Management LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.33%	7/28/2023	12/14/2026	188	(2)	(2)	—%
Beacon Oral Specialists Management LLC	First lien senior secured term loan	S +	6.00%	10.33%	7/28/2023	12/14/2026	912	904	903	0.06%
Beghou Consulting, LLC (19)	First lien senior secured revolving loan	S +	5.00%	9.34%	5/1/2023	5/1/2028	2,714	1,521	1,523	0.10%
Beghou Consulting, LLC	First lien senior secured term loan	S +	5.00%	9.33%	5/1/2023	5/1/2028	15,235	14,895	14,906	0.97%
Behavior Frontiers, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.59%	4/4/2024	5/21/2026	1,306	(13)	(13)	0.00%
Behavior Frontiers, LLC (6)(20)	First lien senior secured revolving loan	S +	6.00%	10.59%	7/28/2023	5/21/2026	38	(1)	—	0.00%
Behavior Frontiers, LLC	First lien senior secured term loan	S +	6.00%	10.59%	7/28/2023	5/21/2026	572	557	566	0.04%
BPCP EE Intermedco LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.73%	4/3/2023	4/3/2028	3,182	1,982	1,984	0.13%
BPCP EE Intermedco LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.73%	4/3/2023	4/3/2028	2,244	(40)	(38)	—%
BPCP EE Intermedco LLC	First lien senior secured term loan	S +	6.25%	10.73%	4/3/2023	4/3/2028	6,428	6,302	6,306	0.41%
Brightview, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.47%	7/28/2023	12/14/2026	47	47	47	0.00%
Brightview, LLC	First lien senior secured revolving loan	S +	6.00%	10.47%	7/28/2023	12/14/2026	52	52	52	0.00%
Brightview, LLC	First lien senior secured term loan	S +	6.00%	10.47%	7/28/2023	12/14/2026	678	676	675	0.04%
Canadian Orthodontic Partners Corp (7)	First lien senior secured delayed draw term loan - C$	15.00%		15.00%	4/5/2024	3/19/2026	32	12	11	0.00%
Canadian Orthodontic Partners Corp (7)	First lien senior secured delayed draw term loan - C$	C +	7.00%	10.63%	7/28/2023	3/19/2026	363	244	139	0.01%
Canadian Orthodontic Partners Corp (7)	First lien senior secured revolving loan	S +	7.00%	11.59%	7/28/2023	12/31/2026	134	129	84	0.01%
Canadian Orthodontic Partners Corp (7)	First lien senior secured revolving loan - C$	C +	7.00%	10.63%	7/28/2023	3/19/2026	264	193	115	0.01%
Canadian Orthodontic Partners Corp (7)	First lien senior secured revolving loan - C$	C +	7.00%	10.63%	3/19/2021	12/31/2026	64	47	28	0.00%
Canadian Orthodontic Partners Corp (7)	First lien senior secured term loan - C$	C +	7.00%	10.63%	7/28/2023	3/19/2026	276	200	120	0.01%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured revolving loan	S +	5.25%	10.64%	8/2/2022	8/2/2027	5,898	5,837	5,842	0.38%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S +	5.25%	9.73%	8/2/2022	8/2/2027	31,320	30,956	30,980	2.01%
CNS Purchaser, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.82%	12/30/2024	12/30/2029	11,025	(83)	(83)	(0.01)%
CNS Purchaser, LLC	First lien senior secured revolving loan	S +	5.50%	9.82%	12/30/2024	12/30/2029	4,246	927	927	0.06%
CNS Purchaser, LLC	First lien senior secured term loan	S +	5.50%	9.82%	12/30/2024	12/30/2029	38,587	38,009	38,009	2.47%
Community Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.47%	7/28/2023	6/10/2026	164	163	161	0.01%
Community Care Partners, LLC	First lien senior secured revolving loan	S +	6.00%	10.62%	7/28/2023	6/10/2026	75	52	51	0.00%
Community Care Partners, LLC	First lien senior secured term loan	S +	6.00%	10.47%	7/28/2023	6/10/2026	934	931	920	0.06%
Dermatology Medical Partners OpCo LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.09%	7/28/2023	10/29/2026	64	64	64	0.00%
Dermatology Medical Partners OpCo LLC	First lien senior secured revolving loan	S +	6.50%	11.09%	7/28/2023	10/29/2026	38	29	28	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Dermatology Medical Partners OpCo LLC	First lien senior secured term loan	S +	6.50%	11.09%	7/28/2023	10/29/2026	257	255	254	0.02%
EH Management Company, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.09%	7/28/2023	7/15/2026	38	—	—	—%
EH Management Company, LLC	First lien senior secured term loan	S +	5.50%	10.09%	7/28/2023	7/15/2026	4,461	4,431	4,429	0.29%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.34%	11/2/2022	11/2/2027	16,787	16,596	16,614	1.08%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.44%	4/9/2024	11/2/2027	13,778	3,332	3,371	0.22%
Endodontic Practice Partners, LLC	First lien senior secured revolving loan	S +	5.75%	10.34%	11/2/2022	11/2/2027	1,956	758	762	0.05%
Endodontic Practice Partners, LLC	First lien senior secured term loan	S +	5.75%	10.34%	11/2/2022	11/2/2027	15,276	15,078	15,118	0.98%
FYZICAL Buyer, LLC	First lien senior secured revolving loan	S +	5.25%	9.61%	6/26/2024	6/26/2028	2,710	1,019	1,023	0.07%
FYZICAL Buyer, LLC	First lien senior secured term loan	S +	5.25%	9.61%	6/26/2024	6/26/2028	18,909	18,631	18,664	1.21%
Geriatric Medical and Surgical Supply, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.33%	7/28/2023	12/21/2025	300	(3)	(3)	0.00%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured term loan	S +	6.00%	10.33%	7/28/2023	12/21/2025	20,042	19,845	19,827	1.29%
Golden Bear PT Partners, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.09%	7/28/2023	10/22/2026	174	171	170	0.01%
Golden Bear PT Partners, LLC	First lien senior secured revolving loan	S +	6.50%	11.07%	7/28/2023	10/22/2026	38	26	25	0.00%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S +	6.50%	11.09%	7/28/2023	10/22/2026	1,491	1,468	1,461	0.09%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.72%	7/28/2023	8/20/2026	368	366	365	0.02%
Guardian Dentistry Practice Management, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.72%	7/28/2023	8/20/2027	4,188	(45)	(39)	0.00%
Guardian Dentistry Practice Management, LLC	First lien senior secured term loan	S +	5.25%	9.72%	7/28/2023	8/20/2027	384	382	381	0.02%
H2 Holdco, Inc	First lien senior secured delayed draw term loan	S +	6.00%	10.59%	5/5/2023	5/5/2028	7,217	7,042	7,134	0.46%
H2 Holdco, Inc	First lien senior secured delayed draw term loan	S +	6.00%	10.50%	6/25/2024	5/5/2028	19,004	11,768	11,819	0.77%
H2 Holdco, Inc (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.48%	12/20/2024	5/5/2028	7,560	(113)	(88)	(0.01)%
H2 Holdco, Inc (21)	First lien senior secured revolving loan	S +	6.00%	11.55%	5/5/2023	5/5/2028	2,544	342	374	0.02%
H2 Holdco, Inc	First lien senior secured term loan	S +	6.00%	10.59%	5/5/2023	5/5/2028	17,970	17,490	17,761	1.15%
H2 Holdco, Inc	First lien senior secured term loan	S +	6.00%	10.48%	12/20/2024	5/5/2028	907	894	897	0.06%
IMA Group Management Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.75%	11.49%	7/28/2023	6/30/2028	174	(3)	(3)	—%
IMA Group Management Company, LLC	First lien senior secured revolving loan	S +	6.75%	11.21%	7/28/2023	6/30/2028	35	17	17	—%
IMA Group Management Company, LLC	First lien senior secured term loan	S +	6.75%	11.49%	7/28/2023	6/30/2028	845	830	829	0.05%
IPC Pain Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.34%	5/19/2022	5/19/2027	9,857	9,815	9,782	0.63%
IPC Pain Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.34%	5/19/2022	5/19/2027	1,140	(8)	(7)	—%
IPC Pain Acquisition, LLC	First lien senior secured term loan	S +	5.75%	10.34%	5/19/2022	5/19/2027	2,902	2,877	2,880	0.19%
MS Pain, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.96%	12/4/2024	12/4/2029	6,038	(119)	(119)	(0.01)%
MS Pain, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.96%	12/4/2024	12/4/2029	861	(17)	(17)	—%
MS Pain, LLC	First lien senior secured term loan	S +	5.50%	9.96%	12/4/2024	12/4/2029	3,381	3,314	3,313	0.21%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
MWEC Management, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.11%	2/14/2023	2/14/2028	1,426	421	431	0.03%
MWEC Management, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.11%	7/3/2024	2/14/2028	2,532	(33)	(29)	—%
MWEC Management, LLC	First lien senior secured revolving loan	S +	5.75%	10.11%	2/14/2023	2/14/2028	1,924	1,227	1,244	0.08%
MWEC Management, LLC	First lien senior secured term loan	S +	5.75%	10.11%	2/14/2023	2/14/2028	14,885	14,581	14,712	0.95%
Network Partners Acquisitions, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.59%	7/28/2023	12/30/2026	38	—	—	—%
Network Partners Acquisitions, LLC	First lien senior secured term loan	S +	6.00%	10.59%	7/28/2023	12/30/2026	266	265	264	0.02%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	12.15%	7/28/2023	12/31/2025	57	57	57	0.00%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.61%	7/28/2023	12/31/2025	514	512	511	0.03%
Peak Dental Services, LLC	First lien senior secured revolving loan	S +	6.75%	11.55%	7/28/2023	12/31/2025	133	132	132	0.01%
Peak Dental Services, LLC	First lien senior secured term loan	S +	6.75%	11.41%	7/28/2023	12/31/2025	573	571	570	0.04%
Peak Investment Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	7.00%	11.59%	7/28/2023	12/31/2025	113	(1)	(2)	—%
Peak Investment Holdings, LLC	First lien senior secured revolving loan	S +	7.00%	11.59%	7/28/2023	12/31/2025	324	160	157	0.01%
Peak Investment Holdings, LLC	First lien senior secured term loan	S +	7.00%	11.59%	7/28/2023	12/31/2025	1,196	1,192	1,178	0.08%
PharmaForceIQ INC. (6)	First lien senior secured revolving loan	S +	5.25%	9.84%	8/2/2024	8/2/2029	2,093	(38)	(35)	—%
PharmaForceIQ INC.	First lien senior secured term loan	S +	5.25%	9.84%	8/2/2024	8/2/2029	13,682	13,427	13,446	0.87%
PRM MANAGEMENT COMPANY, LLC (6)	First lien senior secured delayed draw term loan	S +	6.75%	11.44%	1/25/2024	1/25/2029	1,180	(26)	(25)	—%
PRM MANAGEMENT COMPANY, LLC (6)	First lien senior secured revolving loan	S +	6.75%	11.44%	1/25/2024	1/25/2029	789	(18)	(17)	—%
PRM MANAGEMENT COMPANY, LLC	First lien senior secured term loan	S +	6.75%	11.44%	1/25/2024	1/25/2029	4,123	4,025	4,029	0.26%
Purpose Home Health Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.14%	3/8/2024	11/3/2027	8,081	7,970	7,982	0.52%
Purpose Home Health Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.85%	11/3/2022	11/3/2027	6,764	6,656	6,679	0.43%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.91%	12/23/2024	11/3/2027	9,072	(113)	(113)	(0.01)%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.91%	11/3/2022	11/3/2027	1,956	(31)	(24)	0.00%
Purpose Home Health Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.91%	11/3/2022	11/3/2027	17,510	17,249	17,291	1.12%
Revival Animal Health, LLC	First lien senior secured revolving loan	S +	6.00%	10.78%	7/28/2023	4/6/2026	131	78	77	—%
Revival Animal Health, LLC	First lien senior secured term loan	S +	6.00%	10.72%	7/28/2023	4/6/2026	16,422	16,246	16,271	1.06%
RMS Health Care Management, LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.79%	10/6/2023	10/6/2026	2,700	1,351	1,352	0.09%
RMS Health Care Management, LLC	First lien senior secured revolving loan	S +	6.75%	11.55%	10/6/2023	10/6/2026	920	601	602	0.04%
RMS Health Care Management, LLC	First lien senior secured term loan	S +	6.75%	11.42%	10/6/2023	10/6/2026	4,277	4,214	4,216	0.27%
RQM Buyer, Inc	First lien senior secured delayed draw term loan	S +	2.00% + 4.75% PIK	11.34%	7/28/2023	8/12/2026	82	82	79	0.01%
RQM Buyer, Inc	First lien senior secured revolving loan	S +	2.00% + 4.75% PIK	11.34%	7/28/2023	8/12/2026	124	122	119	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
RQM Buyer, Inc	First lien senior secured term loan	S +	2.00% + 4.75% PIK	11.34%	7/28/2023	8/12/2026	1,710	1,691	1,639	0.11%
Sage Dental Management, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.76%	9/25/2024	6/30/2026	9,143	1,483	1,497	0.10%
Sage Dental Management, LLC	First lien senior secured revolving loan	S +	5.25%	9.68%	9/25/2024	6/30/2026	8,220	3,004	3,016	0.20%
Sage Dental Management, LLC	First lien senior secured term loan	S +	5.25%	9.58%	9/25/2024	6/30/2026	58,246	57,883	57,984	3.76%
SAMGI Buyer, Inc (6)	First lien senior secured revolving loan	S +	5.50%	10.09%	7/28/2023	4/14/2025	138	—	—	—%
SAMGI Buyer, Inc	First lien senior secured term loan	S +	5.50%	10.09%	7/28/2023	4/14/2025	392	392	391	0.03%
SCP ENT and Allergy Services, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.59%	7/28/2023	9/25/2026	156	154	154	0.01%
SCP ENT and Allergy Services, LLC	First lien senior secured revolving loan	S +	6.00%	10.59%	7/28/2023	9/25/2026	256	202	202	0.01%
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	S +	6.00%	10.59%	7/28/2023	9/25/2026	2,726	2,702	2,694	0.17%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.34%	7/28/2023	10/29/2026	176	174	174	0.01%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.34%	4/22/2024	10/29/2026	17,218	6,464	6,460	0.42%
Signature Dental Partners LLC	First lien senior secured revolving loan	P +	4.75%	12.25%	7/28/2023	10/29/2026	38	13	13	—%
Signature Dental Partners LLC	First lien senior secured term loan	S +	5.75%	10.34%	7/28/2023	10/29/2026	4,264	4,217	4,216	0.27%
Signature MD, Inc	First lien senior secured delayed draw term loan	S +	5.75%	10.08%	7/15/2024	7/15/2027	6,964	1,912	1,921	0.12%
Signature MD, Inc (6)	First lien senior secured revolving loan	S +	5.75%	10.08%	7/15/2024	7/15/2027	3,297	(35)	(31)	0.00%
Signature MD, Inc	First lien senior secured term loan	S +	5.75%	10.08%	7/15/2024	7/15/2027	18,348	18,142	18,179	1.18%
Silver Falls MSO, LLC	First lien senior secured revolving loan	S +	6.75%	11.45%	7/28/2023	8/30/2024	235	222	218	0.01%
Silver Falls MSO, LLC	First lien senior secured term loan	S +	4.25% + 2.25% PIK	11.45%	7/28/2023	8/30/2024	1,323	1,291	1,299	0.08%
SimiTree Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.25% + 1.75% PIK	11.78%	7/28/2023	5/17/2026	884	882	868	0.06%
SimiTree Acquisition, LLC	First lien senior secured revolving loan	S +	7.00%	11.78%	7/28/2023	5/17/2026	178	49	46	0.00%
SimiTree Acquisition, LLC	First lien senior secured term loan	S +	5.25% + 1.75% PIK	11.78%	7/28/2023	5/17/2026	1,230	1,225	1,207	0.08%
SIMKO Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.59%	7/28/2023	4/7/2027	182	179	179	0.01%
SIMKO Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.78%	9/19/2023	4/7/2027	6,758	1,864	1,867	0.12%
SIMKO Merger Sub LLC	First lien senior secured revolving loan	S +	6.00%	10.95%	7/28/2023	4/7/2027	56	25	26	0.00%
SIMKO Merger Sub LLC	First lien senior secured term loan	S +	6.00%	10.59%	7/28/2023	4/7/2027	644	637	636	0.04%
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.84%	7/28/2023	12/30/2025	512	510	509	0.03%
Southeast Primary Care Partners, LLC	First lien senior secured revolving loan	S +	6.25%	10.84%	7/28/2023	12/30/2025	225	74	74	0.00%
Southeast Primary Care Partners, LLC	First lien senior secured term loan	S +	6.25%	10.84%	7/28/2023	12/30/2025	845	841	839	0.05%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.58%	7/28/2023	7/27/2026	187	187	186	0.01%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.59%	5/17/2024	7/27/2026	3,990	2,149	2,150	0.14%
Southern Orthodontic Partners Management, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.58%	5/17/2024	7/27/2026	3,990	(29)	(28)	0.00%
Southern Orthodontic Partners Management, LLC	First lien senior secured revolving loan	S +	5.25%	9.57%	7/28/2023	1/27/2026	171	69	68	0.00%
Southern Orthodontic Partners Management, LLC	First lien senior secured term loan	S +	5.25%	9.58%	7/28/2023	7/27/2026	3,024	3,010	3,003	0.19%
Southern Sports Medicine Partners, LLC	First lien senior secured revolving loan	S +	8.00%	12.85%	7/28/2023	2/23/2027	60	31	30	0.00%
Southern Sports Medicine Partners, LLC	First lien senior secured term loan	S +	4.00% + 4.00% PIK	12.85%	7/28/2023	2/23/2027	691	672	662	0.04%
Spear Education Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.73%	6/26/2024	12/15/2028	7,290	(81)	(69)	0.00%
Spear Education Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.73%	6/26/2024	12/15/2028	47,382	46,854	46,938	3.05%
Star Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.61%	12/22/2023	12/22/2028	11,001	8,877	8,937	0.58%
Star Dental Partners LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.61%	11/8/2024	12/22/2028	12,076	(204)	(204)	(0.01)%
Star Dental Partners LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.61%	12/22/2023	12/22/2028	1,451	(32)	(24)	0.00%
Star Dental Partners LLC	First lien senior secured term loan	S +	5.25%	9.61%	12/22/2023	12/22/2028	15,228	14,909	14,971	0.97%
THE CHEMPETITIVE GROUP, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.11%	3/22/2024	3/22/2029	11,998	1,290	1,306	0.08%
THE CHEMPETITIVE GROUP, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.11%	3/22/2024	3/22/2029	3,414	(58)	(53)	0.00%
THE CHEMPETITIVE GROUP, LLC	First lien senior secured term loan	S +	5.75%	10.11%	3/22/2024	3/22/2029	13,671	13,426	13,448	0.87%
Transitions Intermediate Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.33%	10/25/2024	10/25/2027	687	(8)	(8)	0.00%
Transitions Intermediate Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.33%	10/25/2024	10/25/2027	1,078	(13)	(13)	0.00%
Transitions Intermediate Holdings, LLC	First lien senior secured term loan	S +	6.00%	10.33%	10/25/2024	10/25/2027	7,328	7,238	7,238	0.47%
U.S. Urology Partners, LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.71%	11/8/2023	11/8/2026	1,401	(13)	(12)	0.00%
U.S. Urology Partners, LLC	First lien senior secured term loan	S +	6.25%	10.71%	11/8/2023	11/8/2026	11,600	11,485	11,497	0.75%
US Foot and Ankle Specialists, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.09%	9/15/2022	9/15/2026	14,037	13,919	13,932	0.90%
US Foot and Ankle Specialists, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.09%	9/15/2022	9/15/2026	2,699	(25)	(23)	0.00%
US Foot and Ankle Specialists, LLC	First lien senior secured term loan	S +	5.50%	10.09%	9/15/2022	9/15/2026	19,472	19,270	19,283	1.25%
Varsity DuvaSawko Operating Corp	First lien senior secured delayed draw term loan	S +	6.00%	10.85%	7/28/2023	11/27/2024	63	63	63	0.00%
Varsity DuvaSawko Operating Corp	First lien senior secured revolving loan	S +	6.00%	10.85%	7/28/2023	11/27/2024	5,189	1,697	1,669	0.11%
Varsity DuvaSawko Operating Corp	First lien senior secured term loan	S +	6.00%	10.85%	7/28/2023	11/27/2024	58,822	58,451	58,150	3.77%
Varsity Rejuvenate Management, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.67%	12/29/2023	9/1/2028	7,124	3,151	3,158	0.20%
Varsity Rejuvenate Management, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.48%	9/1/2023	9/1/2028	1,245	(27)	(23)	0.00%
Varsity Rejuvenate Management, LLC	First lien senior secured term loan	S +	6.00%	10.48%	9/1/2023	9/1/2028	5,958	5,830	5,847	0.38%
VersiCare Management LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	10.02%	11/25/2024	11/25/2029	4,529	(89)	(89)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
VersiCare Management LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.02%	11/25/2024	11/25/2029	1,505	(30)	(30)	0.00%
VersiCare Management LLC	First lien senior secured term loan	S +	5.50%	10.02%	11/25/2024	11/25/2029	7,849	7,696	7,694	0.50%
VetEvolve Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.61%	10/12/2023	10/12/2028	11,614	5,624	5,636	0.37%
VetEvolve Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.61%	10/12/2023	10/12/2028	3,067	(62)	(59)	0.00%
VetEvolve Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.61%	10/12/2023	10/12/2028	9,120	8,920	8,934	0.58%
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.33%	7/28/2023	10/29/2027	498	494	492	0.03%
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.33%	9/27/2024	10/29/2027	24,383	3,200	3,250	0.21%
Western Veterinary Partners LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.33%	7/28/2023	10/29/2027	24	—	—	—%
Western Veterinary Partners LLC	First lien senior secured term loan	S +	5.00%	9.33%	7/28/2023	10/29/2027	9,396	9,275	9,286	0.60%
								784,918	785,633	50.92%
Health care technology
AHR Intermediate, Inc	First lien senior secured delayed draw term loan	S +	5.75%	10.08%	7/29/2022	7/29/2027	$5,243	$5,203	$5,194	0.34%
AHR Intermediate, Inc (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.09%	12/16/2024	7/29/2027	7,896	(79)	(46)	0.00%
AHR Intermediate, Inc	First lien senior secured revolving loan	S +	5.50%	10.08%	7/29/2022	7/29/2027	7,858	1,884	1,922	0.12%
AHR Intermediate, Inc	First lien senior secured term loan	S +	5.75%	10.09%	7/29/2022	7/29/2027	32,021	31,788	31,833	2.07%
Millennia Patient Services, LLC	First lien senior secured revolving loan	S +	6.50%	12.52%	7/28/2023	3/8/2026	134	79	79	0.01%
Millennia Patient Services, LLC	First lien senior secured term loan	S +	6.50%	11.09%	7/28/2023	3/8/2026	970	966	964	0.06%
								39,841	39,946	2.60%
Household durables
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.83%	10/20/2023	9/26/2027	$2,298	$124	$117	0.01%
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.06%	9/26/2022	9/26/2027	2,977	2,926	2,911	0.19%
CPS Power Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	9.95%	9/26/2022	9/26/2027	3,036	2,034	2,019	0.13%
CPS Power Buyer, LLC	First lien senior secured term loan	S +	5.50%	10.00%	9/26/2022	9/26/2027	12,848	12,575	12,561	0.81%
Kravet Design LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.77%	11/26/2024	11/26/2030	4,349	(64)	(64)	0.00%
Kravet Design LLC	First lien senior secured term loan	S +	5.25%	9.77%	11/26/2024	11/26/2030	20,940	20,631	20,629	1.34%
Kwalu, LLC	First lien senior secured revolving loan	P +	4.50%	12.00%	9/23/2022	9/23/2027	5,061	944	962	0.06%
Kwalu, LLC	First lien senior secured term loan	S +	5.50%	10.09%	9/23/2022	9/23/2027	30,284	29,877	29,981	1.95%
MacKenzie Childs Acquisition, Inc (6)	First lien senior secured revolving loan	S +	6.00%	10.74%	9/2/2022	9/2/2027	3,374	(27)	(24)	0.00%
MacKenzie Childs Acquisition, Inc	First lien senior secured term loan	S +	6.00%	10.48%	9/2/2022	9/2/2027	16,035	15,906	15,922	1.03%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.33%	1/23/2023	1/23/2028	5,743	5,614	5,685	0.37%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.33%	1/12/2024	1/23/2028	1,992	1,955	1,972	0.13%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.33%	7/29/2024	1/23/2028	5,752	5,655	5,695	0.37%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.36%	11/27/2024	1/23/2028	3,579	1,675	1,682	0.11%
Renovation Systems, LLC	First lien senior secured revolving loan	S +	6.00%	10.33%	1/23/2023	1/23/2028	2,633	1,127	1,158	0.08%
Renovation Systems, LLC	First lien senior secured term loan	S +	6.00%	10.33%	1/23/2023	1/23/2028	32,698	32,095	32,371	2.10%
Storm Smart Buyer LLC	First lien senior secured revolving loan	S +	6.00%	11.78%	7/28/2023	4/5/2026	131	104	104	0.01%
Storm Smart Buyer LLC	First lien senior secured term loan	S +	6.00%	10.59%	7/28/2023	4/5/2026	889	886	884	0.06%
Trademark Global, LLC	First lien senior secured revolving loan	S +	8.50%	13.09%	7/28/2023	6/30/2027	113	91	48	0.00%
Trademark Global, LLC	First lien senior secured revolving loan	S +	8.50%	13.09%	7/30/2021	6/30/2027	20	19	12	0.00%
Trademark Global, LLC	First lien senior secured term loan	S +	8.50%	13.09%	7/28/2023	6/30/2027	2,175	2,027	1,285	0.08%
								136,174	135,910	8.83%
Industrial Conglomerates
Hultec Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	9.85%	3/31/2023	3/31/2029	$3,915	$534	$538	0.03%
Hultec Buyer, LLC	First lien senior secured term loan	S +	5.50%	10.09%	3/31/2023	3/31/2029	14,171	13,818	13,832	0.90%
								14,352	14,370	0.93%
Insurance
Superior Insurance Partners LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.50%	10/25/2024	10/25/2029	$15,236	$1,885	$1,885	0.12%
Superior Insurance Partners LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.63%	10/25/2024	10/25/2029	1,347	(26)	(26)	0.00%
Superior Insurance Partners LLC	First lien senior secured term loan	S +	5.00%	9.63%	10/25/2024	10/25/2029	9,353	9,170	9,169	0.59%
								11,029	11,028	0.71%
Interactive Media & Services
Duggal Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	9.08%	9/30/2024	9/30/2030	$5,224	$(50)	$(39)	0.00%
Duggal Acquisition, LLC	First lien senior secured revolving loan	S +	4.75%	9.08%	9/30/2024	9/30/2030	7,319	1,324	1,336	0.09%
Duggal Acquisition, LLC	First lien senior secured term loan	S +	4.75%	9.08%	9/30/2024	9/30/2030	20,582	20,180	20,222	1.31%
								21,454	21,519	1.40%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC	First lien senior secured revolving loan	S +	7.00%	11.48%	7/28/2023	12/18/2025	$191	$119	$94	0.01%
Aquatic Sales Solutions, LLC	First lien senior secured term loan	S +	3.00% + 4.00% PIK	11.48%	7/28/2023	12/18/2025	2,696	2,665	2,315	0.15%
DealerOn Holdco, Inc (6)	First lien senior secured revolving loan	S +	6.00%	10.47%	7/28/2023	5/19/2026	314	(2)	(3)	0.00%
DealerOn Holdco, Inc	First lien senior secured term loan	S +	6.00%	10.47%	7/28/2023	5/19/2026	20,599	20,599	20,391	1.32%
								23,381	22,797	1.48%
IT services
BSC Top Shelf Blocker LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.58%	6/28/2024	6/28/2029	$2,256	$(35)	$(32)	0.00%
BSC Top Shelf Blocker LLC	First lien senior secured term loan	S +	5.25%	9.58%	6/28/2024	6/28/2029	16,071	15,813	15,841	1.03%
E-Phoenix Acquisition Co. Inc	First lien senior secured revolving loan	S +	5.50%	9.96%	7/28/2023	6/23/2027	75	22	22	0.00%
E-Phoenix Acquisition Co. Inc	First lien senior secured term loan	S +	5.50%	9.98%	7/28/2023	6/23/2027	1,346	1,342	1,339	0.09%
FreshAddress, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.73%	7/28/2023	10/5/2025	30	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
FreshAddress, LLC	First lien senior secured term loan	S +	5.25%	9.73%	7/28/2023	10/5/2025	1,630	1,627	1,624	0.11%
Icreon Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.97%	10/26/2022	10/26/2027	1,071	(16)	(16)	—%
Icreon Holdings, LLC	First lien senior secured term loan	S +	6.50%	10.97%	10/26/2022	10/26/2027	13,053	12,836	12,860	0.83%
P and R Dental Strategies, LLC	First lien senior secured revolving loan	S +	5.25%	9.84%	7/28/2023	12/22/2026	23	4	4	—%
P and R Dental Strategies, LLC	First lien senior secured term loan	S +	5.25%	9.84%	7/28/2023	12/22/2026	621	617	615	0.04%
Palmetto Technology Group, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.11%	1/3/2024	1/3/2029	10,806	10,633	10,641	0.69%
Palmetto Technology Group, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.11%	2/26/2024	1/3/2029	9,413	2,335	2,347	0.15%
Palmetto Technology Group, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.11%	1/3/2024	1/3/2029	2,860	(46)	(44)	0.00%
Palmetto Technology Group, LLC	First lien senior secured term loan	S +	5.75%	10.11%	1/3/2024	1/3/2029	6,309	6,204	6,208	0.40%
White Label Communications,LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.36%	10/11/2023	10/11/2029	1,534	(27)	(25)	—%
White Label Communications,LLC	First lien senior secured term loan	S +	6.00%	10.36%	10/11/2023	10/11/2029	4,690	4,601	4,607	0.30%
								55,910	55,991	3.64%
Leisure equipment and products
Champion Motorsports Group, LLC (6)	First lien senior secured revolving loan	P +	5.25%	13.00%	7/28/2023	10/8/2026	$56	$—	$(1)	0.00%
Champion Motorsports Group, LLC	First lien senior secured term loan	S +	6.25%	10.72%	7/28/2023	10/8/2026	1,654	1,643	1,637	0.11%
MacNeill Pride Group Corp	First lien senior secured delayed draw term loan	S +	6.75%	11.34%	7/28/2023	4/22/2026	52	52	51	0.00%
MacNeill Pride Group Corp	First lien senior secured delayed draw term loan	S +	6.75%	11.34%	7/28/2023	4/22/2026	301	301	300	0.02%
MacNeill Pride Group Corp	First lien senior secured revolving loan	S +	6.75%	11.34%	7/28/2023	4/22/2026	287	71	71	0.00%
MacNeill Pride Group Corp	First lien senior secured term loan	S +	6.75%	11.34%	7/28/2023	4/22/2026	808	807	805	0.05%
TruBlue LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.86%	1/11/2024	1/11/2029	2,331	(38)	(35)	0.00%
TruBlue LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.86%	1/11/2024	1/11/2029	1,430	(23)	(21)	0.00%
TruBlue LLC	First lien senior secured term loan	S +	5.50%	9.86%	1/11/2024	1/11/2029	5,173	5,085	5,092	0.33%
								7,898	7,899	0.51%
Leisure products
PHGP MB Purchaser, Inc	First lien senior secured delayed draw term loan	S +	6.00% + 0.50% PIK	11.22%	7/28/2023	5/20/2027	$80	$79	$73	0.00%
PHGP MB Purchaser, Inc (22)	First lien senior secured revolving loan	S +	6.00% + 0.50% PIK	11.09%	7/28/2023	5/20/2027	75	16	10	0.00%
PHGP MB Purchaser, Inc	First lien senior secured term loan	S +	6.00% + 0.50% PIK	11.08%	7/28/2023	5/20/2027	1,088	1,075	992	0.06%
								1,170	1,075	0.06%
Life sciences tools and services
Aptitude Health Holdings, LLC	First lien senior secured revolving loan	S +	5.25%	9.59%	7/28/2023	5/3/2026	$267	$39	$39	0.00%
Aptitude Health Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.84%	7/28/2023	5/3/2026	1,081	1,073	1,074	0.07%
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

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
								2,496	2,488	0.16%
Multiline Retail
HEC Purchaser Corp. (6)	First lien senior secured revolving loan	S +	5.50%	9.75%	6/17/2024	6/17/2029	$7,843	$(106)	$(93)	(0.01)%
HEC Purchaser Corp.	First lien senior secured term loan	S +	5.50%	9.75%	6/17/2024	6/17/2029	50,207	49,512	49,608	3.22%
								49,406	49,515	3.21%
Pharmaceuticals
Formulated Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.63%	7/28/2023	9/22/2026	296	294	282	0.02%
Formulated Buyer, LLC	First lien senior secured revolving loan	S +	5.75%	10.88%	7/28/2023	9/22/2026	188	185	177	0.01%
Formulated Buyer, LLC	First lien senior secured term loan	S +	5.75%	10.34%	7/28/2023	9/22/2026	453	450	432	0.03%
								929	891	0.06%
Personal products
Cosmetic Solutions LLC (8)	First lien senior secured delayed draw term loan	S +	5.75% + 0.75% PIK	11.09%	7/28/2023	10/17/2025	$379	$373	$87	0.01%
Cosmetic Solutions LLC (8)	First lien senior secured revolving loan	S +	6.50%	11.09%	7/28/2023	10/17/2025	344	86	(173)	(0.01)%
Cosmetic Solutions LLC (8)	First lien senior secured term loan	S +	5.75% + 0.75% PIK	11.09%	7/28/2023	10/17/2025	2,901	2,845	669	0.04%
								3,304	583	0.04%
Professional services
CSL Intermediate Acquisition LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.61%	11/8/2024	11/8/2029	$1,692	$(29)	$(29)	0.00%
CSL Intermediate Acquisition LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.61%	11/8/2024	11/8/2029	861	(15)	(15)	0.00%
CSL Intermediate Acquisition LLC	First lien senior secured term loan	S +	5.25%	9.61%	11/8/2024	11/8/2029	3,746	3,682	3,682	0.24%
Helpware, Inc	First lien senior secured revolving loan	S +	5.75%	10.98%	9/8/2022	9/8/2026	5,061	2,501	2,382	0.15%
Helpware, Inc	First lien senior secured term loan	S +	5.75% + 1.25% PIK	11.59%	9/8/2022	9/8/2026	14,016	13,912	13,603	0.88%
Keystone Partners, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.88%	10/25/2024	10/25/2028	2,344	(34)	(34)	0.00%
Keystone Partners, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.88%	10/25/2024	10/25/2028	1,347	(19)	(19)	0.00%
Keystone Partners, LLC	First lien senior secured term loan	S +	5.25%	9.88%	10/25/2024	10/25/2028	14,416	14,206	14,204	0.92%
Stax Holding Company, LLC (6)(25)	First lien senior secured revolving loan	S +	5.00%	9.48%	7/28/2023	10/29/2026	60	—	—	0.00%
Stax Holding Company, LLC	First lien senior secured term loan	S +	5.00%	9.48%	7/28/2023	10/29/2026	668	666	664	0.04%
								34,870	34,438	2.23%
Real estate management and development
BBG, Inc (26)	First lien senior secured revolving loan	S +	6.75%	11.34%	7/28/2023	1/8/2026	$233	$221	$215	0.01%
BBG, Inc	First lien senior secured term loan	S +	1.00% + 5.75% PIK	11.34%	7/28/2023	1/8/2026	1,978	1,904	1,858	0.12%
MetaSource, LLC	First lien senior secured revolving loan	S +	6.75%	11.22%	7/28/2023	5/17/2027	75	23	23	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
MetaSource, LLC	First lien senior secured term loan	S +	6.75% + 0.50% PIK	10.34%	7/28/2023	5/17/2027	923	915	916	0.06%
								3,063	3,012	0.19%
Semiconductors and semiconductor equipment
Altamira Material Solutions, LP	First lien senior secured revolving loan	S +	6.00%	10.48%	7/28/2023	9/2/2026	$45	$34	$34	0.00%
Altamira Material Solutions, LP	First lien senior secured term loan	S +	6.00%	10.48%	7/28/2023	9/2/2026	1,018	1,012	1,010	0.07%
								1,046	1,044	0.07%
Software
Affinitiv Inc (6)	First lien senior secured revolving loan	S +	7.00%	11.59%	7/28/2023	1/26/2025	$186	$(2)	$(2)	0.00%
Affinitiv Inc	First lien senior secured term loan	S +	7.00%	11.59%	7/28/2023	1/26/2025	2,230	2,198	2,207	0.14%
Genius Bidco LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.58%	5/1/2024	5/1/2030	4,661	(41)	(33)	0.00%
Genius Bidco LLC (6)(27)	First lien senior secured revolving loan	S +	5.25%	9.58%	5/1/2024	5/1/2030	3,571	(63)	(58)	0.00%
Genius Bidco LLC	First lien senior secured term loan	S +	5.25%	9.58%	5/1/2024	5/1/2030	12,647	12,410	12,438	0.81%
GPSTrackit Holdings, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.36%	3/29/2024	3/29/2029	1,968	1,925	1,928	0.13%
GPSTrackit Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.34%	3/29/2024	3/29/2029	4,429	(92)	(90)	(0.01)%
GPSTrackit Holdings, LLC	First lien senior secured term loan	S +	6.00%	10.34%	3/29/2024	3/29/2029	32,483	31,786	31,752	2.06%
GS XX Corporation (6)	First lien senior secured revolving loan	S +	4.75%	9.08%	4/19/2024	4/19/2029	2,381	(41)	(38)	0.00%
GS XX Corporation	First lien senior secured term loan	S +	4.75%	9.08%	4/19/2024	4/19/2029	16,863	16,560	16,585	1.08%
Shasta Buyer, LLC	First lien senior secured revolving loan	S +	4.75%	9.11%	11/12/2024	8/9/2028	4,307	512	512	0.03%
Shasta Buyer, LLC	First lien senior secured term loan	S +	4.75%	9.27%	11/12/2024	8/9/2028	20,344	20,046	20,047	1.30%
ShiftKey, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.34%	7/28/2023	6/21/2027	110	(1)	(2)	0.00%
ShiftKey, LLC	First lien senior secured term loan	S +	5.75%	10.34%	7/28/2023	6/21/2027	3,665	3,647	3,587	0.23%
								88,844	88,833	5.77%
Specialty retail
Dykstras Auto LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.84%	7/28/2023	10/22/2026	$332	$252	$251	0.02%
Dykstras Auto LLC	First lien senior secured revolving loan	S +	6.25%	10.84%	7/28/2023	10/22/2026	38	26	26	0.00%
Dykstras Auto LLC	First lien senior secured term loan	S +	6.25%	10.84%	7/28/2023	10/22/2026	621	615	613	0.04%
Fastlap, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.53%	6/20/2024	6/20/2029	14,130	(254)	(234)	(0.02)%
Fastlap, LLC	First lien senior secured revolving loan	P +	4.25%	11.75%	6/20/2024	6/20/2029	2,256	1,539	1,542	0.10%
Fastlap, LLC	First lien senior secured term loan	S +	5.25%	9.53%	6/20/2024	6/20/2029	10,042	9,856	9,874	0.64%
Kaizen Auto Care, LLC	First lien senior secured revolving loan	F +	5.00%	5.00%	3/1/2024	12/22/2026	152	35	2	0.00%
Kaizen Auto Care, LLC	First lien senior secured term loan	F +	5.00%	5.00%	7/28/2023	12/22/2027	1,352	1,342	1,059	0.07%
Leonard Group, Inc	First lien senior secured revolving loan	S +	6.50%	11.09%	7/28/2023	2/26/2026	234	77	77	0.00%
Leonard Group, Inc	First lien senior secured term loan	S +	6.50%	11.09%	7/28/2023	2/26/2026	1,308	1,305	1,303	0.08%
Pink Lily Holdings, LLC (6)	First lien senior secured revolving loan	S +	7.00% PIK	11.74%	7/28/2023	11/16/2027	31	(1)	(2)	0.00%
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

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Interest Rate Options
Counterparty	Instrument	Company Receives	Company Sold	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation/(Depreciation)
Wells Fargo Bank, N.A.	Sold SOFR Floor with Annnuitized Premium	0.08% Semiannual premium	1.00% 3M SOFR Floor	4/15/2029	$100,000	152	—	152
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annnuitized Premium	0.09% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	50,000	96	—	96
MUFG Bank, Ltd.	Sold SOFR Floor with Annnuitized Premium	0.0604% Quarterly premium	1.00% 3M SOFR Floor	7/15/2028	20,000	21	—	21
MUFG Bank, Ltd.	Sold SOFR Floor with Annnuitized Premium	0.0919% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	50,000	76	—	76
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annnuitized Premium	0.0700% Semiannual premium	1.00% 3M SOFR Floor	12/19/2026	90,000	37	—	37
MUFG Bank, Ltd.	Sold SOFR Floor with Annnuitized Premium	0.0642% Quarterly premium	1.00% 3M SOFR Floor	7/15/2028	65,000	67	—	67
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annnuitized Premium	0.1100% Semiannual premium	1.00% 3M SOFR Floor	9/19/2028	150,000	226	—	226
MUFG Bank, Ltd.	Sold SOFR Floor with Annnuitized Premium	0.0935% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	90,000	137	—	137
Total						$812	$—	$812
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

There were no operations other than those related to the Company’s organization and preparation for its public, ongoing offering prior to December 31, 2022. As of December 31, 2022, the Adviser contributed $50,000 of capital to the Company. In exchange for this contribution, the Adviser had received 2,000 Class I common shares of beneficial interest, par value $0.001 per share of TCAP ((“Class I shares”), together with Class S common shares of beneficial interest (“Class S shares”) and Class D common shares of beneficial interest (“Class D shares”), par value $0.001, the “TCAP Common Shares”).

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
Note 2.  Significant Accounting Policies
Basis of Accounting
The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. These consolidated financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the financial position and results of operations for the periods presented herein. On January 1, 2023, the Company completed the merger with AGTB Private BDC and commenced operations as the surviving company, with its fiscal year end on December 31.
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2025.

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
Additionally, the Company uses interest rate swaps to mitigate interest rate risk associated with the Company's fixed interest rate debt liabilities. The fair value of the interest rate swaps are included as derivative assets at fair value or derivative liabilities at fair value on the consolidated statements of assets and liabilities. Changes in fair value of interest rate swaps entered into by the Company and not designated as hedging instruments are presented in net realized gains (losses) and net change in unrealized appreciation (depreciation) in the consolidated statements of operations, if applicable.
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
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s financing facilities and unsecured notes.  Such financing costs are capitalized and amortized over the life of the facility or the notes utilizing the straight-line method.  For the three months ended March 31, 2025, the Company paid approximately $502,000

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
of financing costs. For the three months ended March 31, 2025, the Company amortized approximately $1.8 million of financing costs which have been included in “Interest” expense on the consolidated statements of operations. For the three months ended March 31, 2024, the Company paid approximately $1.6 million of financing costs. For the three months ended March 31, 2024, the Company amortized approximately $630,000 of financing costs which have been included in “Interest” expense on the consolidated statements of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments. Such fees are deferred when received and recognized as earned over the applicable period.  For the three months ended March 31, 2025, the Company received approximately $1.0 million of agent fees. During the three months ended March 31, 2025, approximately $1.1 million of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the three months ended March 31, 2024, the Company received approximately $620,000 of agent fees. During the three months ended March 31, 2024, approximately $616,000 of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations.
Income Taxes
The Company has elected to be regulated as a BDC under the 1940 Act. The Company also has elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. As a RIC, the Company generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes timely to its shareholders as dividends. To the extent the Company qualifies as a RIC, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax. For the three months ended March 31, 2025 the Company did not accrue U.S. federal excise tax.
The Company conducts certain of its activities through its wholly-owned subsidiaries, Twin Brook Equity XVIII Corp. and Twin Brook Equity XXXIII Corp., both of which are Delaware corporations. On December 23, 2024, Twin Brook Equity XVIII Corp. and Twin Brook Equity XXXIII Corp., filed a Certificate of Ownership and Merger, effective immediately, with Twin Brook Equity XXXIII Corp. as the surviving entity.They are treated as corporations for United States federal income tax purposes and are subject to U.S. federal, state or local income tax. For the three months ended March 31, 2025, the Company accrued $87,000 current federal tax. For the three months ended March 31, 2025, the Company accrued approximately $280,000 of deferred federal tax related to the corporations, which is included in “deferred federal tax provision” on the consolidated statements of operations. For the three months ended March 31, 2024, the Company accrued $0 current federal tax. For the three months ended March 31, 2024, the Company accrued approximately $311,000 of deferred federal tax related to Twin Brook Equity XXXIII Corp., which is included in “deferred federal tax provision” on the consolidated statements of operations.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no tax penalties, and no interest associated with income taxes incurred through March 31, 2025.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the three months ended March 31, 2025, the Company earned approximately $206,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations. For the three months ended March 31, 2024, the Company earned approximately $591,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations.
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

Segment Reporting

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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Investments at fair value and amortized cost consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$3,304,409	$3,298,945	$3,084,605	$3,080,554
Sponsor subordinated note	15	16	14	15
Investment in affiliated funds	77,857	85,558	74,552	80,654
Total investments	$3,382,281	$3,384,519	$3,159,171	$3,161,223

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
The industry composition of investments based on fair value as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Aerospace and defense	1.7%	2.1%
Air freight and logistics	0.7%	0.7%
Auto components	3.3%	3.6%
Building products	0.5%	0.5%
Chemicals	1.5%	1.3%
Commercial services and supplies	3.7%	3.7%
Construction and engineering	4.2%	3.4%
Containers and packaging	2.5%	2.6%
Distributors	0.1%	0.1%
Diversified consumer services	6.2%	6.0%
Diversified telecommunication services	0.2%	0.2%
Electrical equipment	1.7%	1.6%
Electronic equipment, instruments and components	0.3%	0.1%
Food and staples retailing	1.8%	1.5%
Food products	2.2%	2.1%
Gas utilities	—%	—%
Health care equipment and supplies	3.4%	2.9%
Health care providers and services	24.2%	24.9%
Health care technology	1.2%	1.2%
Household durables	4.0%	4.3%
Industrial Conglomerates	0.4%	0.5%
Insurance	0.4%	0.3%
Interactive Media & Services	0.6%	0.7%
Internet and direct marketing retail	0.7%	0.7%
IT services	2.0%	1.8%
Leisure equipment and products	0.2%	0.2%
Leisure products	—%	—%
Life sciences tools and services	1.9%	1.4%
Machinery	3.9%	4.1%
Media	8.5%	9.2%
Metals and mining	0.1%	0.1%
Multiline Retail	1.5%	1.6%
Multisector holdings	2.5%	2.6%
Pharmaceuticals	—%	—%
Personal products	—%	—%
Professional services	1.1%	1.1%
Real estate management and development	0.1%	0.1%
Semiconductors and semiconductor equipment	—%	—%
Software	2.6%	2.8%
Specialty retail	0.5%	0.5%
Textiles, apparel and luxury goods	1.0%	1.1%
Trading companies and distributors	8.5%	8.3%
Water utilities	0.1%	0.1%
Total	100.0%	100.0%
As of March 31, 2025, approximately 100.0% of investments held were based in the United States and approximately 0.0% were based in Canada. As of December 31, 2024, approximately 100.0% of investments held were based in the United States and approximately 0.0% were based in Canada.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 4.  Fair Value of Investments
Fair Value Disclosures
The following table presents the fair value hierarchy of financial instruments as of March 31, 2025 and December 31, 2024:

	Assets at Fair Value as of March 31, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$3,298,945	$3,298,945
Sponsor subordinated note	—	—	16	16
Foreign currency forward contracts	—	1	—	1
Interest rate swaps/options	—	3,310	—	3,310
Total	$—	$3,311	$3,298,961	$3,302,272
Investments measured at net asset value(1)				$85,558
Total financial instruments, at fair value				$3,387,830
(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	Liabilities at Fair Value as of March 31, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest rate swaps/options	$—	$(7,290)	$—	$(7,290)
Total	$—	$(7,290)	$—	$(7,290)

	Assets at Fair Value as of December 31, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$3,080,554	$3,080,554
Sponsor subordinated note	—	—	15	15
Foreign currency forward contracts	—	60	—	60
Interest rate swaps/options	—	961	—	961
Total	$—	$1,021	$3,080,569	$3,081,590
Investments measured at net asset value(1)				$80,654
Total financial instruments, at fair value				$3,162,244
(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	Liabilities at Fair Value as of December 31, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts	$—	$(14)	$—	$(14)
Interest rate swaps/options	—	(13,986)	—	(13,986)
Total	$—	$(14,000)	$—	$(14,000)

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2025 and 2024:

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Level 3 Assets at Fair Value for the Three Months Ended March 31, 2025*
(Amounts in thousands)	Balance 1/1/2025	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 3/31/2025	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 3/31/2025
First lien senior secured debt	$3,080,554	$315,233	$(101,538)	$6,062	$48	$(1,414)	$3,298,945	$(1,414)
Sponsor subordinated note	15	—	—	—	—	1	16	1
Total	$3,080,569	$315,233	$(101,538)	$6,062	$48	$(1,413)	$3,298,961	$(1,413)

	Level 3 Assets at Fair Value for the Three Months Ended March 31, 2024*
(Amounts in thousands)	Balance 1/1/2024		Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 3/31/2024	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 3/31/2024
First lien senior secured debt	$1,343,692	$—	$450,844	$(27,765)	$3,219	$—	$(1,815)	$1,768,175	$(1,815)
Sponsor subordinated note	13		—	—	—	—	—	13	—
Total	$1,343,705		$450,844	$(27,765)	$3,219	$—	$(1,815)	$1,768,188	$(1,815)
*Gains and losses are included in their respective captions in the consolidated statements of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.
Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2025 and December 31, 2024. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Asset Class	Fair Value as of 3/31/25	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$3,096,398	Discounted cash flow	Yield	8.7% - 66.3%	10.5%	Decrease
First lien senior secured debt	1,377	Market comparable	Forward Revenue multiple	0.9x - 2.0x	1.3x	Increase
First lien senior secured debt	5,072	Market comparable	LTM Revenue multiple	0.5x - 0.8x	0.6x	Increase
First lien senior secured debt	1,535	Market comparable	LTM EBITDA multiple	14.0x	14.0x	Increase
Sponsor subordinated note	16	Market comparable	LTM EBITDA multiple	7.6x	7.6x	Increase
	$3,104,398

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Asset Class	Fair Value as of 12/31/24	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$2,379,881	Discounted cash flow	Yield	9.3% - 56.3%	10.9%	Decrease
First lien senior secured debt	1,483	Market comparable	Forward Revenue multiple	0.9x - 2.0x	1.3x	Increase
First lien senior secured debt	1,845	Market comparable	LTM EBITDA multiple	14.3x	14.3x	Increase
First lien senior secured debt	1,345	Market comparable	Forward EBITDA multiple	8.4x	8.4x	Increase
First lien senior secured debt	2,048	Market comparable	LTM Revenue multiple	0.6x	0.6x	Increase
Sponsor subordinated note	15	Market comparable	LTM EBITDA multiple	7.6x	7.6x	Increase
	$2,386,617
(1)Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
The Company’s other Level 3 investments, which represented $194,563,000 as of March 31, 2025 and $693,952,000 as of December 31, 2024, have been valued primarily using recent transactions. The significant unobservable input used in the discounted cash flow is the yield. The yield is used to discount the estimated future cash flows expected to be received from the underlying investment. The Company considers the portfolio company performance since close, the leverage used by the portfolio company relative to its total enterprise value and other risks associated with an investment in determining the yield. The significant unobservable inputs used in the market comparable valuation techniques include the next twelve months forward and latest twelve month (“LTM”) EBITDA (net income before net interest expense, income tax expense, depreciation and amortization) multiple. Forward or LTM EBITDA for comparable portfolio companies are multiplied by the portfolio companies most recent available EBITDA to derive the portfolio company fair value. Pricing models take into account the contractual terms of the financial instrument, as well as relevant inputs, including where applicable, equity prices, interest rate yield curves, credit curves, correlation, and the creditworthiness of the counterparty.
Note 5.  Debt
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations.
The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of March 31, 2025 and December 31, 2024, the asset coverage ratio was 200.5% and 188.3%, respectively.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
For the three months ended March 31, 2025 and 2024 the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Interest expense	$30,170	$14,055
Amortization of deferred financing costs	1,783	630
(Gain) loss from interest rate swaps accounted for as hedges and related hedged items
Interest rate swaps	—	773
Hedged items	—
Total interest expense	$31,953	$15,458
Average interest rate	6.85%	7.87%
Average daily borrowings	$1,709,148	$665,103
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
From time to time, the Transferor expects to sell and/or contribute certain investments to the MSPV Borrower. Proceeds from the MSPV Credit Facility will be used to finance the origination and acquisition of loans by the MSPV Borrower, including the purchase of such assets from the Transferor. The Company retains a residual interest in assets contributed to or acquired by the MSPV Borrower through its ownership of the MSPV Borrower. The MSPV Borrower is required to meet financial covenants under the MSPV Credit Facility agreement. As of March 31, 2025 and December 31, 2024, the MSPV Borrower was in compliance with all such covenants.
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

The ASPV Credit Facility is secured by all of the assets of the ASPV Borrower and a pledge of equity interests in the ASPV Borrower. The ASPV Borrower is subject to meet financial covenants under the ASPV Credit Facility agreement. As of March 31, 2025 and December 31, 2024, the ASPV Borrower was in compliance with all such covenants.

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

The Truist Credit Facility is guaranteed by Twin Brook Capital Funding XXXIII, LLC (the “Guarantor”), a direct and wholly owned subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future. The Truist Credit Facility is secured by all assets of the Company and the Guarantor. The Company is subject to meet financial covenants under the Truist Credit Facility agreement. As of March 31, 2025 and December 31, 2024, the Company was in compliance with all such covenants.

As of March 31, 2025, there are approximately $297.0 million in borrowings outstanding on the ASPV Credit Facility, $375.0 million in borrowings outstanding on the MSPV Credit Facility and $36.0 million in borrowings outstanding on the Truist Credit Facility. Borrowings under the Company’s facilities are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

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

As of March 31, 2025 and December 31, 2024, the Company was in compliance with all financial covenants and other requirements of each of the Series A, Tranche A Notes and Tranche B Notes.

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

	As of March 31, 2025
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
(1) Equity Interests were retained by the Company as of March 31, 2025.

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

As of March 31, 2025 and December 31, 2024, the Company did not have borrowings under Short-Term Financing Transactions.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Total debt consisted of the following as of March 31, 2025:

	As of March 31, 2025
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value(2)	Assets Pledged as Collateral(3)
ASPV Credit Facility	$500,000	$297,000	$33,163	$297,000	$504,929
MSPV Credit Facility	500,000	375,000	125,000	375,000	801,691
Truist Credit Facility	975,000	36,000	808,282	36,000	1,547,426
Series A Tranche A Notes	90,000	90,000	—	90,216	—
Series A Tranche B Notes	150,000	150,000	—	150,788	—
Series B Tranche A Notes	85,000	85,000	—	85,438	—
Series B Tranche B Notes	25,000	25,000	—	25,000	—
Series B Tranche C Notes	290,000	290,000	—	291,411	—
CLO Transaction	369,000	369,000	—	369,000	444,915
Total	$2,984,000	$1,717,000	$966,445	$1,719,853	$3,298,961
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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Average debt outstanding and weighted average interest rates of outstanding debt for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)
ASPV Credit Facility	6.75%	$298,290	8.06%	$212,435
MSPV Credit Facility	6.78%	$310,391	7.74%	$261,637
Truist Credit Facility	6.61%	$91,467	7.56%	$147,947
Series A Tranche A Notes	7.69%	$90,000	7.69%	$64,380
Series A Tranche B Notes	7.78%	$150,000	7.78%	$107,299
Series B Tranche A Notes	6.42%	$85,000
Series B Tranche B Notes	7.58%	$25,000
Series B Tranche C Notes	6.52%	$290,000
CLO Transaction	6.79%	$369,000	7.57%	$166,993
Total Weighted Average	6.85%	$1,709,148	7.84%	$960,691
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
For the three months ended March 31, 2025, the Administrator charged approximately $376,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the three months ended March 31, 2024, the Administrator charged approximately $232,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

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
As of March 31, 2025 and December 31, 2024, the Company has approximately $2.9 million and $3.1 million, respectively, payable to the Adviser for organizational, offering and operating costs, which is included in “accrued expenses and other liabilities payable to affiliate” and “due to affiliate” on the statements of assets and liabilities.
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
For the three months ended March 31, 2025, the Company accrued approximately $4.9 million of base management fees payable to the Adviser. For the three months ended March 31, 2024, the Company accrued approximately $2.6 million of base management fees payable to the Adviser. As of March 31, 2025 and December 31, 2024, base management fees payable by the Company to the Adviser were approximately $4.9 million and $4.6 million, respectively.
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
For the three months ended March 31, 2025, the Company accrued approximately $6.1 million of income incentive fees. For the three months ended March 31, 2024, the Company accrued approximately $3.6 million of income incentive fees. As of March 31, 2025 and December 31, 2024, the Company had approximately $6.1 million and $5.5 million, respectively, of income incentive fees payable, respectively.
As of March 31, 2025, the Company had approximately $0.0 million of accrued capital gains incentive fees, of which none were paid or payable to the Adviser. As of December 31, 2024, the Company had no accrued capital gains incentive fees, of which none were paid or payable to the Adviser, representing no change in accrued capital gains incentive fees.

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
For the three months ended March 31, 2025, the Company accrued approximately $257,000 of Class S shareholder servicing and distribution fees, of which -$74,000 of servicing fees were waived. For the three months ended March 31, 2024, the Company accrued approximately $88,000 and less than $1,000, of Class S and Class D shareholder servicing and distribution fees, respectively, of which $62,000 of Class S servicing fees were waived

Expense Support and Conditional Reimbursement Agreement

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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
For the three months ended March 31, 2025 and 2024, no such Expense Payments were made by the Adviser.
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
Investment in Affiliated Funds
The Company holds equity investments through its interest in the affiliated funds, Twin Brook Equity Holdings, LLC and Twin Brook Segregated Equity Holdings, LLC. These were created to hold equity interests that are purchased alongside the underlying portfolio companies’ debt.
Fair value for the three months ended March 31, 2025 and 2024, and transactions of the Company’s investments in affiliates were as follows:

	Investment in Affiliated Funds at Fair Value for the Three Months Ended March 31, 2025
(Amounts in thousands)	Fair Value as of January 1, 2025	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2025	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$80,638	$3,504	$(544)	$345	$1,596	$85,539	$—
Twin Brook Segregated Equity Holdings, LLC	16	—	—	—	3	19	—
Total non-controlled/affiliated investments	$80,654	$3,504	$(544)	$345	$1,599	$85,558	$—

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Investment in Affiliated Funds at Fair Value for the Three Months Ended March 31, 2024
(Amounts in thousands)	Fair Value as of January 1, 2024	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2024	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$54,697	$6,050	$(237)	$—	$1,595	$62,105	$—
Twin Brook Segregated Equity Holdings, LLC	17	—	—	—	4	21	—
Total non-controlled/affiliated investments	$54,714	$6,050	$(237)	$—	$1,599	$62,126	$—
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
For the three months ended March 31, 2025, the Company’s monthly average USD notional exposure to derivatives was approximately $615,424,385. For the three months ended March 31, 2024 the Company’s monthly average USD notional exposure to derivatives was approximately $1,521,000.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the impact to the consolidated statements of operations from derivative contracts that were not designated in a qualifying hedging relationship during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net change in unrealized gain (loss) on foreign currency forward contracts	$(45)	67
Net change in unrealized gain (loss) on interest rate options	436	—
Realized (loss) on foreign currency forward contracts	47	(32)
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
The table below presents the impact to the consolidated statements of operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three months ended March 31, 2025 and 2024:

(Amounts in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Financial Statement Location
Interest rate swaps	$(8,611)	$(773)	Interest expense
Hedged items	$8,155	$—	Interest expense

The table below presents the carrying value of unsecured borrowings as of March 31, 2025 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

Description	Principal Amount (Amounts in thousands)	Carrying Value (Amounts in thousands)	Cumulative Hedging Adjustments (Amounts in thousands)
Series A Tranche A Notes	$90,000	$90,216	$216
Series A Tranche B Notes	150,000	150,788	788
Series B, Tranche A Notes	85,000	85,438	438
Series B, Tranche C Notes	290,000	291,411	1,411
Total	$615,000	$617,853	$2,853

The table below presents the carrying value of unsecured borrowings as of December 31, 2024 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Description	Principal Amount (Amounts in thousands)	Carrying Value (Amounts in thousands)	Cumulative Hedging Adjustments (Amounts in thousands)
Series A, Tranche A Notes	$90,000	$89,732	$(268)
Series A, Tranche B Notes	150,000	148,799	(1,201)
Series B, Tranche A Notes	85,000	84,330	(670)
Series B, Tranche C Notes	290,000	286,838	(3,162)
Total	$615,000	$609,699	$(5,301)
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
As of March 31, 2025 and December 31, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	March 31, 2025	December 31, 2024
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$106	$146
626 Holdings Equity, LLC	3	39
A.P.A Industries, LLC	1,523	1,523
Abrasive Technology Intermediate, LLC	52	104
ACES Intermediate, LLC	7,114	7,114
Advanced Lighting Acquisition, LLC	972	324
ADVI Health, LLC	1,062	1,062
Advocate RCM Acquisition Corp	2,902	2,902
AEP Passion Intermediate Holdings, Inc.	14	14
AFC Industries, Inc.	10,242	10,258
Affinitiv, Inc.	161	186
Agility Intermediate, Inc.	53	53
AHR Intermediate, Inc	13,790	13,790
AirPro Diagnostics, LLC	4,985	—
AKS Engineering and Forestry, LLC	2,890	—
Alcresta Buyer, Inc	16,797	16,797
Aligned Dental Management Services, LLC	6,505	—
ALM Media, LLC	2,688	2,068
AlphaCoin LLC	7,537	7,537
Altamira Material Solutions, LP	11	11
AM Buyer, LLC	851	32

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	March 31, 2025	December 31, 2024
American Family Care, LLC	5,756	5,756
Answer Acquisition, LLC	658	759
Aptitude Health Holdings, LLC	267	227
Aquatic Sales Solutions, LLC	70	70
ASC Ortho Management, LLC	—	17
Ascend Plastic Surgery Partners MSO LLC	24,879	24,879
Ascent Lifting, Inc.	2,500	2,500
ASP Global Acquisition, LLC	7,906	9,872
AvCarb, LLC	28	32
AWI Group, LLC	7,553	7,553
Baker Manufacturing Company, LLC	2,898	2,898
Banner Buyer, LLC	370	296
Barkley, LLC	2,300	2,300
BBG Intermediate Holdings, Inc.	4	4
BCI Burke Holding Corp.	9,036	9,036
Beacon Oral Specialists Management LLC	188	188
Beghou Consulting, LLC	2,714	1,136
Behavior Frontiers, LLC	1,344	1,344
Best Version Media Acquisition, LLC	2,897	3,976
Bestop, Inc	12,438	12,615
BPCP EE Intermedco LLC	3,387	3,387
BPCP NSA Intermedco, Inc	13,497	13,497
BPCP WLF Intermedco LLC	16,844	16,844
BSC ASI BUYER, LLC	3,661	3,661
BSC Top Shelf Blocker LLC	2,256	2,256
Bulk Lift International, LLC	1,157	1,801
Canadian Orthodontic Partners Corp	28	30
CAP KSI Holdings LLC	4,287	5,835
CARDS Acquisition, Inc	22,754	27,012
Certified Collision Group Acquisition Corp	19	19
Champion Motorsports Group, LLC	41	56
CL Services Acquisition, LLC	9,581	11,529
CNS Purchaser, LLC	14,280	14,280
Community Care Partners, LLC	17	23
COMPASS RESTORATION INTERMEDIARY HOLDINGS, LLC	3,709	—
Copperweld Group, Inc.	888	200
Cosmetic Solutions, LLC	252	252
CPS Power Buyer, LLC	3,079	3,079
CR Services Intermediate, LLC	94	94
CSL Intermediate Acquisition LLC	2,553	2,553
Custom Agronomics Holdings, LLC	393	786
Datum Acquisition, LLC	1,312	1,312
DealerOn Inc.	314	314
Dermatology Medical Partners OpCo, LLC	9	9
Diamondback Buyer, LLC	75	2,713

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	March 31, 2025	December 31, 2024
DNS IMI Acquisition Corp	41	38
Double E Company, LLC	230	265
Duggal Acquisition, LLC	12,543	11,079
Dykstra's Auto, LLC	82	88
Dynamic Campus Acquisition, Inc.	13,264	—
Eastern Communications Solutions, Inc.	3,240	3,240
Edko Acquisition, LLC	26	26
EH Management Company, LLC	38	38
Empire Equipment Company, LLC	251	251
Endodontic Practice Partners, LLC	13,777	11,438
E-Phoenix Acquisition Co. Inc.	41	53
Esquire Deposition Solutions, LLC	6,439	7,666
Ever Fresh Fruit Company, LLC	2,394	3,893
Exclusive Concepts, LLC	3,343	4,833
Fastlap, LLC	14,130	14,806
Formulated Buyer, LLC	2	2
Franchise Fastlane, LLC	15	15
FreshAddress, LLC	30	30
Fyzical Buyer, LLC	1,339	1,653
Genius Bidco, LLC	7,755	8,231
Geriatric Medical and Surgical Supply, LLC	300	300
Gold Medal Holdings, Inc.	3,943	3,986
Golden Bear PT Partners, LLC	11	11
GPSTrackit Holdings, LLC	4,429	4,429
GS XX Corporation	2,381	2,381
Guardian Dentistry Practice Management, LLC	4,188	4,188
H2 Holdco, Inc.	14,765	16,664
Harley Exteriors Acquisition, LLC	5,251	5,251
Health and Wellness Partners LLC	8,288	—
HEC Purchaser Corp.	7,843	7,843
Helpware, Inc.	2,531	2,531
Highland Acquisition, Inc.	1,771	1,771
HLSG Intermediate, LLC	2,960	16
Home Brands Group Holdings, Inc.	48	48
HTI Intermediate, LLC	3,455	3,770
Hultec Buyer, LLC	3,288	3,288
Hydromax USA, LLC	182	182
Icelandirect, LLC	6	6
Icreon Holdings, LLC	536	1,071
IMA Group Management Company, LLC	192	192
Infolinks Media Buyco, LLC	38	38
Innovative FlexPak, LLC	182	232
IPC Pain Acquisition, LLC	1,140	1,140
Ironhorse Purchaser, LLC	4,941	3,924
ISPN Intermediate, LLC	718	718

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	March 31, 2025	December 31, 2024
ISSA, LLC	92	131
Johns Byrne LLC	4,039	4,039
Juniper Landscaping Holdings LLC	465	1,630
K-1 Packaging Group, LLC.	6,748	6,579
Kaizen Auto Care, LLC	83	117
Keystone Partners, LLC	2,753	3,691
Kittyhawk, Inc	3,571	3,571
Kravet Design LLC	4,349	4,349
Kwalu, LLC	4,724	4,049
L&J Holding Company LLC	12,027	12,027
Lakeshirts LLC	14,688	18,474
Lawn Care Holdings Purchaser, Inc	12,099	13,262
Lehman Pipe Buyer, LLC	5,309	5,309
Leonard Group, Inc.	156	156
Load One Purchaser Corporation	2,668	3,201
MacKenzie Childs Acquisition, Inc.	2,699	3,374
MacNeill Pride Group Corp.	287	215
Mad Rose Company, LLC	266	342
Main Street Gourmet, LLC	38	38
Mattco Forge, Inc.	3,691	4,307
Medical Technology Associates, Inc.	1,101	1,966
Merge USA, Inc	2,515	—
MetaSource, LLC	53	52
Millennia Patient Services, LLC	40	53
Montway LLC	—	150
MRC Keeler Acquisition, LLC	150	150
MS Pain, LLC	6,899	6,899
MWEC Management, LLC	4,168	4,168
My Buyer, LLC	1,494	4,633
Nasco Healthcare Inc.	1,175	1,982
NEFCO Holding Company, LLC	7,241	8,248
Nelson Name Plate Company	90	90
Network Partners Acquisition, LLC	38	38
Nimlok Company, LLC	320	320
NORTH & WARREN, LLC	954	—
NTM Acquisition Corp	1,809	995
NutriScience Innovations, LLC	131	131
NWI Merger Sub, Inc	8,933	8,933
Optimized Marketing Acquisition, LLC	169	169
Outerbox, LLC	6,357	6,357
P and R Dental Strategies, LLC	12	19
P1 DENTAL MSO, LLC	6,428	—
Palmetto Technology Group, LLC	9,638	9,781
Peak Investment Holdings, LLC	177	274
Peninsula MMGY Corporation	3,691	3,691

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	March 31, 2025	December 31, 2024
PharmaForceIQ INC.	2,093	2,093
PHGP MB Purchaser, Inc.	75	58
Pink Lily Holdings, LLC	31	31
Polaris Labs Acquisition, LLC	2,123	2,123
Polycorp Ltd	18,583	18,583
PPW Acquisition, LLC	8	9
PRA Acquisition, LLC	56	56
Premier Early Childhood Education Partners LLC	8,631	6,261
Premier Produce One, LLC	6,752	—
PRM Management Company, LLC	1,969	1,969
Purpose Home Health Acquisition, LLC	11,028	11,028
Qin's Buffalo, LLC	4,500	4,515
Quality Liaison Services of North America, Inc	1,629	1,629
Raneys, LLC	1,964	1,964
Rapid Fire Safety and Security, LLC	5,547	—
Redwood Buyer, LLC	9,499	—
Reliable Medical Supply LLC	381	7
Renovation Systems, LLC	3,441	3,309
Revival Animal Health, LLC	—	52
RKD Group, LLC	6,872	6,872
RMS Health Care Management, LLC	1,620	1,620
Rose Paving, LLC	7,490	7,943
RTP Acquisition, LLC	15	15
Sage Dental Management, LLC	10,424	12,772
SAMGI Buyer, Inc.	138	138
SCP ENT and Allergy Services, LLC	—	51
SCP OMS Services, LLC	12,613	—
SENS Intermediate Holdings LLC	5,866	—
Shasta Buyer, LLC	4,307	3,732
ShiftKey, LLC	110	110
Signature Dental Partners LLC	10,600	10,589
Signature MD, Inc	8,121	8,274
Silver Falls MSO, LLC	—	12
SimiTree Acquisition LLC	128	128
Simko Merger Sub LLC	4,835	4,835
Sixarp, LLC	1,306	2,053
Southeast Primary Care Partners, LLC	45	150
Southern Orthodontic Partners Management, LLC	3,979	5,905
Southern Sports Medicine Partners, LLC	27	27
Spear Education Holdings, LLC	6,124	7,290
Spectrum Solutions, LLC	40	107
SPG Holdco, LLC	2,070	2,070
Star Dental Partners LLC	15,405	15,405
Starwest Botanicals Acquisition, LLC	65	87
Stax Holding Company, LLC	60	60

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	March 31, 2025	December 31, 2024
Steel City Wash, LLC	—	12
Storm Smart Buyer LLC	26	26
Sun Orchard, LLC	10,825	11,435
Superior Insurance Partners LLC	11,508	14,403
Surplus Solutions, LLC	5,195	6,080
Teel Plastics, LLC	146	324
The Channel Company, LLC	39	43
The Chempetitive Group, LLC	13,578	13,919
Trademark Global, LLC	18	18
Transitions Intermediate Holdings, LLC	1,765	1,765
Treat Planet Acquisition, LLC	2,422	1,965
Triad Technologies, LLC	332	332
TruBlue LLC	3,761	3,761
TSR Concrete Coatings, LLC	843	537
U.S. Urology Partners, LLC	1,401	1,401
United Land Services Opco Parent, LLC	339	333
Universal Pure, LLC	2,321	2,104
US Anchors Group Inc	3,275	3,275
US Foot and Ankle Specialists, LLC	2,699	2,699
USSC Holding Corp	7,177	7,177
Value Added Distributors, LLC	3,768	3,768
Vanguard Packaging, LLC	1,616	3,821
Varsity DuvaSawko Operating Corp.	3,459	3,459
Varsity Rejuvenate Partners, LLC	5,078	5,078
Vehicle Accessories, Inc.	—	877
VersiCare Management LLC	5,846	6,034
VetEvolve Holdings, LLC	6,812	8,821
Vintage Parts, Inc	1,075	—
WCI Volt Purchaser, LLC	2,249	2,249
Western Veterinary Partners, LLC	10,870	20,872
Westminster Cracker Company, Inc.	1,380	1,380
White Label Communications,LLC	1,457	1,534
Wolf Gordon Inc	3,809	3,809
WTWH Buyer, LLC	1,638	1,638
Yard-Nique, Inc	1,225	807
Zipline Logistics, LLC	574	574
Total unfunded portfolio company commitments	$864,349	$820,807
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings during the normal course of business. As of March 31, 2025, management was not aware of any material pending or threatened litigation.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 9.  Net Assets
Equity Issuances

As of March 31, 2025 and December 31, 2024, the Company had 68,346,039 and 60,925,719, respectively, shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	5,435,339	$137,433
Share transfers between classes	2,989	76
Distributions reinvested	366,673	9,272
Repurchased shares, net of early repurchase reduction	(255,521)	(6,464)
Net increase (decrease)	5,549,480	$140,317

	Three Months Ended March 31, 2025
	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	1,800,742	$45,531
Share transfers between classes	—	—
Distributions reinvested	65,102	1,646
Repurchased shares, net of early repurchase reduction	(2,189)	(55)
Net increase (decrease)	1,863,655	$47,122

	Three Months Ended March 31, 2025
	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	11,540	$292
Share transfers between classes	(2,989)	(76)
Distributions reinvested	606	15
Repurchased shares, net of early repurchase reduction	(1,971)	(50)
Net increase (decrease)	7,186	$181

	Three Months Ended March 31, 2024
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	9,037,566	$229,767
Distributions reinvested	159,741	4,060
Repurchased shares, net of early repurchase reduction	(19,539)	(487)
Net increase (decrease)	9,177,768	$233,340

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended March 31, 2024
	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	615,766	$15,653
Distributions reinvested	28,689	729
Net increase (decrease)	644,455	$16,382

	Three Months Ended March 31, 2024
	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	24,776	$630
Distributions reinvested	787	20
Net increase (decrease)	25,563	$650
Dividends
The following table reflects dividends declared on common shares during the three months ended March 31, 2025 and 2024:

For the Three Months Ended March 31, 2025
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$13,438
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$13,365
March 28, 2025	March 31, 2025	April 28, 2025	$0.2200	$13,788

For the Three Months Ended March 31, 2025
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2171	$933
February 25, 2025	February 28, 2025	March 27, 2025	$0.2084	$969
March 28, 2025	March 31, 2025	April 28, 2025	$0.2071	$1,159

For the Three Months Ended March 31, 2025
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$16
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$17
March 28, 2025	March 31, 2025	April 28, 2025	$0.2200	$17

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

The following table presents the share repurchases completed during the three months ended March 31, 2025:

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
January 29, 2025	259,680	0.4%	$25.30	December 31, 2024	$6,564	0
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

All of the dividends declared during the three months ended March 31, 2025 and 2024 were derived from ordinary income, as determined on a tax basis. Taxable income is an estimate and is not fully determined until the Company's tax return is filed.

Note 10.  Income Taxes
Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
capital or total distributable earnings (losses), as appropriate. There were $612,000 and $656,244 of permanent differences for the three months ended three months ended March 31, 2025 and 2024, respectively.

Note 11.  Financial Highlights
The following are financial highlights for a common share outstanding for Class I, S, and D for the three months ended March 31, 2025 and 2024.

(Amounts in thousands, except share and per share amounts)	Three Months Ended March 31, 2025
	Class I	Class S*	Class D*
Per share data:
Net asset value, beginning of period	$25.30	$25.30	$25.30
Net investment income (loss)(1)	0.65	0.61	0.65
Net realized and unrealized gain (loss)(2)	0.01	0.01	0.01
Total from operations	0.66	0.62	0.66
Dividends declared	(0.67)	(0.63)	(0.67)
Total increase (decrease) in net assets	(0.01)	(0.01)	(0.01)
Net asset value, end of period	$25.29	$25.29	$25.29
Shares outstanding, end of period	62,673,057	5,593,418	79,564
Total return(3)(12)	2.6%	2.5%	2.6%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	11.2%	12.3%	11.3%
Ratio of total net operating expenses to average net assets(4)(5)(7)	0.6%	0.6%	0.6%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(8)	10.5%	10.3%	10.5%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	10.4%	10.2%	10.4%
Net assets, end of period	$1,585,048	$141,462	$2,012
Weighted average shares outstanding	60,612,620	4,798,726	75,516
Portfolio turnover rate(10)	3.1%	3.1%	3.1%
Asset coverage ratio(11)	200.5%	200.5%	200.5%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

(Amounts in thousands, except share and per share amounts)	Three Months Ended March 31, 2024
	Class I	Class S	Class D
Per share data:
Net asset value, beginning of period	$25.41	$25.41	$25.41
Net investment income (loss)(1)	0.68	0.67	0.66
Net realized and unrealized gain (loss)(2)	0.00	(0.01)	0.00
Total from operations	0.68	0.66	0.66
Dividends declared	(0.69)	(0.67)	(0.67)
Total increase (decrease) in net assets	(0.01)	(0.01)	(0.01)
Net asset value, end of period	$25.40	$25.40	$25.40
Shares outstanding, end of period	39,422,288	1,825,665	38,263
Total return(3)(12)	2.7%	2.6%	2.6%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	10.4%	10.7%	10.7%
Ratio of total net operating expenses to average net assets(4)(5)(7)	0.6%	0.6%	60.0%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(8)	11.4%	11.1%	11.0%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	11.3%	11.0%	10.8%
Net assets, end of period	$1,001,429	$46,377	$972
Weighted average shares outstanding	35,153,542	1,635,950	29,527
Portfolio turnover rate(10)	1.8%	1.8%	1.8%
Asset coverage ratio(11)	226.2%	226.2%	226.2%

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
(6)Ratio of total expenses to average net assets is computed using total expenses net of waivers from the Administrator, if applicable. Included in total expenses are incentive fees of 2.7%, as a percent of average net assets for the three months ended March 31, 2025 for Class I, Class S, and Class D. Included in total expenses are incentive fees of 0.4%, 0.4%, and 0.4%, respectively, as a percent of average net assets for the three months ended March 31, 2024 for Class I, Class S, and Class D respectively.The impact of the waiver included in total expenses net of waivers was 2.7% for Class S shares and was not applicable to Class D or Class I shares for the three months ended March 31, 2025. The impact of the waiver included in total expenses net of waivers was (0.1)% for Class S shares and was not applicable to Class D or Class I shares for the three months ended March 31, 2024.
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

Subsequent Activity, Subscriptions and Dividend Declarations

The Company received approximately $88 million of net proceeds, inclusive of distributions reinvested through the Company’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective April 1, 2025. Additionally, the Company received approximately $69 million of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective May 1, 2025.

On April 24, 2025, the Company’s Board declared net distributions of $0.2200, $0.2075, and $0.2200 per Class I share, Class S share, and Class D share, respectively, payable on May 28, 2025 to shareholders of record as of April 30, 2025.

Effective April 28, 2025, the Company repurchased 1,248,893 shares for $31,529,688, net of Early Repurchase Deductions, when applicable.

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
Forward-Looking Statements
The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A of and elsewhere in this Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
Overview
We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Formed as a Delaware statutory trust on January 27, 2022, we are externally managed by the Adviser, a wholly-owned subsidiary of TPG Angelo Gordon, a diversified credit and real estate investing platform within TPG Inc. (“TPG”) (Nasdaq: TPG), a leading global alternative investment firm. Our Adviser is registered as an investment adviser with the SEC. We also have elected to be treated, and intend to qualify annually thereafter, as a RIC under the Code.

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
Our debt investment portfolio consists of primarily floating rate loans. As of March 31, 2025, 98.7% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as Term SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

As of March 31, 2025, we had borrowings of $1,719.9 million outstanding at an average all-in rate of 6.85%, which is included in debt on the consolidated statements of assets and liabilities. As of December 31, 2024, the Company had borrowings of $1,751.3 million outstanding at an average all-in rate of 7.56%. We incurred approximately $30.2 million and $14.1 million of interest and unused commitment fees for the three months ended March 31, 2025 and 2024, respectively, which is included in interest expense on the consolidated statements of operations. The carrying values of borrowings outstanding under the debt facilities approximate fair value. See Note 5 to the consolidated financial statements for information on the Company’s debt.
Portfolio and Investment Activity
As of March 31, 2025, based on fair value, our portfolio consisted of 97.47% first lien senior secured debt investments and 2.53% investments in affiliated funds that hold our equity co-investments. As of December 31, 2024, based on fair value, our portfolio consisted of 97.45% first lien senior secured debt investments and 2.55% investments in affiliated funds that hold our equity co-investments.
As of March 31, 2025, we had investments in 245 portfolio companies with an aggregate fair value of $3.4 billion. As of December 31, 2024, we had investments in 234 portfolio companies with an aggregate fair value of $3.2 billion.
Our investment activity for the three months ended March 31, 2025 and 2024 is presented below (information presented herein is at par value unless otherwise indicated).

(Amounts in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$350,015	$569,231
Investment in affiliated funds	3,504	6,050
Total principal amount of investments committed	$353,519	$575,281
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(86,125)	$(17,514)
Investment in affiliated funds	(544)	(237)
Total principal amount of investments sold or repaid	$(86,669)	$(17,751)
New debt investments(1):
New commitments	$263,890	$311,661
Number of new commitments in new portfolio companies(2)	15	12
Average new commitment amount	$17,593	$25,972
Weighted average term for new commitments (in years)	5.2	4.9
Percentage of new commitments at floating rates	100.0%	99.9%
Percentage of new commitments at fixed rates	—%	—%
(1)Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2)Number of new debt investment commitments represent commitments to a particular portfolio company.
As of March 31, 2025 and December 31, 2024 our investments consisted of the following:

	March 31, 2025		December 31, 2024
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$3,304,409	$3,298,945	$3,084,605	$3,080,554
Sponsor subordinated note	15	16	14	15

Investment in affiliated funds	77,857	85,558	74,552	80,654
Total investments	$3,382,281	$3,384,519	$3,159,171	$3,161,223

The table below describes investments by industry composition based on fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Aerospace and defense	1.7%	2.1%
Air freight and logistics	0.7%	0.7%
Auto components	3.3%	3.6%
Building products	0.5%	0.5%
Chemicals	1.5%	1.3%
Commercial services and supplies	3.7%	3.7%
Construction and engineering	4.2%	3.4%
Containers and packaging	2.5%	2.6%
Distributors	0.1%	0.1%
Diversified consumer services	6.2%	6.0%
Diversified telecommunication services	0.2%	0.2%
Electrical equipment	1.7%	1.6%
Electronic equipment, instruments and components	0.3%	0.1%
Food and staples retailing	1.8%	1.5%
Food products	2.2%	2.1%
Gas utilities	—%	—%
Health care equipment and supplies	3.4%	2.9%
Health care providers and services	24.2%	24.9%
Health care technology	1.2%	1.2%
Household durables	4.0%	4.3%
Industrial Conglomerates	0.4%	0.5%
Insurance	0.4%	0.3%
Interactive Media & Services	0.6%	0.7%
Internet and direct marketing retail	0.7%	0.7%
IT services	2.0%	1.8%
Leisure equipment and products	0.2%	0.2%
Leisure products	—%	—%
Life sciences tools and services	1.9%	1.4%
Machinery	3.9%	4.1%
Media	8.5%	9.2%
Metals and mining	0.1%	0.1%
Multiline Retail	1.5%	1.6%
Multisector holdings	2.5%	2.6%
Pharmaceuticals	—%	—%
Personal products	—%	—%
Professional services	1.1%	1.1%
Real estate management and development	0.1%	0.1%
Semiconductors and semiconductor equipment	—%	—%
Software	2.6%	2.8%
Specialty retail	0.5%	0.5%
Textiles, apparel and luxury goods	1.0%	1.1%

Trading companies and distributors	8.5%	8.3%
Water utilities	0.1%	0.1%
Total	100.0%	100.0%
As of March 31, 2025, approximately 100.0% of our investments were based in the United States and approximately 0.0% were based in Canada. As of December 31, 2024, approximately 100.0% of our investments were based in the United States and approximately 0.0% were based in Canada.
The weighted average yields and interest rates of our funded debt investments as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Weighted average total yield of funded debt investments at cost (1)	10.0%	10.1%
Weighted average total yield of funded debt investments at fair value(1)	10.0%	10.1%
Weighted average spread over reference rates of all floating rate funded debt investments	5.5%	5.6%
(1)Calculated using actual interest rates in effect as of March 31, 2025 and December 31, 2024 based on borrower elections.
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
The following table shows the composition of our debt investments on the A to F rating scale as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$—	—	$—	—
B	3,248,152	98.5%	3,037,796	98.6%
C	38,634	1.2%	29,483	0.9%
D	7,414	0.2%	8,179	0.3%
E	4,761	0.1%	5,111	0.2%
F	—	—	—	—
Total	$3,298,961	100.0%	$3,080,569	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,297,916	99.8%	$3,078,161	99.8%
Non-accrual	6,508	0.2%	6,458	0.2%
Total	$3,304,424	100.0%	$3,084,619	100.0%
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

Results of Operations
The following table represents the operating results for the three months ended March 31, 2025 and 2024:

(Amounts in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Total investment income	$88,855	$48,763
Less: expenses and taxes	46,440	23,671
Net investment income (loss)	42,415	25,092
Net realized gain (loss)	440	(32)
Net change in unrealized gain (loss)	577	(149)
Net increase (decrease) in net assets resulting from operations	$43,432	$24,911
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income for the three months ended March 31, 2025 and 2024, were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Interest	$86,544	$46,753
Payment-in-kind interest	967	803
Other	1,344	1,207
Total investment income	$88,855	$48,763

Increases in interest and other investment income were driven by deployment of capital and an increase in investment activity. Total investments as of March 31, 2025 were $3.4 billion as compared to $1.8 billion as of March 31, 2024.

Expenses
Expenses for the three months ended March 31, 2025, and 2024, were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Interest	$31,953	$15,458
Income incentive fees	6,086	3,583
Management fees	4,922	2,647
Other	995	160
Professional fees	526	554
Offering costs	612	339
Insurance fees	188	153
Accounting fees	173	169
Trustees' fees	58	45
Distribution and shareholder servicing fees:
Class D	1	1
Class S	257	88
Administrative fees	376	232
Capital gains incentive fees	—	(7)
Total expenses	$46,147	$23,422
Distribution and shareholder servicing fees waived	(74)	(62)
Net expenses	$46,072	$23,360
Increases in interest and other expenses were driven by the Company’s continued deployment of capital, elevated interest rates and an increase in investment activity and leverage.
Increases in incentive fees are correlated to an increase in results from operations. For the three months ended March 31, 2025, there were net increases in net assets resulting from operations of $43.4 million, driving the increase in incentive fees, compared to the three months ended March 31, 2024, there were net increases in net assets resulting from operations of $24.9 million. Increases in management fees were driven by the increase in net assets during the periods presented. The increase in net assets was primarily driven by net capital activity.

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
For the three months ended March 31, 2025, the Administrator charged approximately $376,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the three months ended March 31, 2024, the Administrator charged approximately $232,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

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
Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the three months ended March 31, 2025 and 2024, we did not accrue U.S. federal excise tax.

We conduct certain activities through our wholly-owned subsidiaries, Twin Brook Equity XVIII Corp., and Twin Brook Equity XXXIII Corp., both of which are Delaware corporations. They are treated as corporations for United States federal income tax purposes and are subject to U.S. federal, state or local income tax. For the three months ended March 31, 2025 and 2024, the Company accrued $87,000 and $0 current federal tax, respectively. For the three months ended March 31, 2025 and 2024 the Company accrued approximately $280,000 and $311,000, respectively, of deferred federal tax related to the corporations, which is included in “deferred federal tax provision” on the consolidated statements of operations. On December 23, 2024, Twin Brook Equity XVIII Corp. was merged with and into its direct parent, Twin Brook Equity XXXIII Corp., with Twin Brook Equity XXXIII Corp. continuing as the surviving entity.
Net Change in Unrealized Gains (Losses) on Investment Transactions
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2025 and 2024, net unrealized gains (losses) on our investment transactions were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Non-controlled, non-affiliated investments	$(1,413)	$(1,815)
Non-controlled, affiliated investments	1,599	1,599
Interest rate swaps and options	436	—
Foreign currency forward contracts	(45)	67
Net change in unrealized gain (loss) on investment transactions	$577	$(149)

For the three months ended March 31, 2025, the net unrealized losses from non-affiliated investments were primarily driven by increased market volatility, offset by unrealized gains driven on equity investments held through our interest in the affiliated funds, Twin Brook Equity Holdings, LLC and Twin Brook Segregated Equity Holdings, LLC. The unrealized gain on interest rate swaps and options represents the unrealized gains on interest rate options from changes in SOFR.

Net Realized Gains (Losses) on Investment Transactions
The realized gains and losses on fully and partially exited portfolio companies during the three months ended March 31, 2025 and 2024, were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Non-controlled, non-affiliated investments	$48	$—
Non-controlled, affiliated investments	345	—
Foreign currency forward contracts	47	(32)
Net realized gain (loss) on investments	$440	$(32)
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
We may from time to time increase the size of our existing credit facilities. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As market conditions permit and at the discretion of our Adviser, we currently estimate that our portfolio will be approximately 1.00-1.10x levered consistent with our target leverage profile of 0.90x – 1.25x. There were $1.7 billion outstanding borrowings as of March 31, 2025. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of March 31, 2025, taken together with our available debt capacity of $966.4 million, is expected to be sufficient for our investing activities and to conduct our operations.
As of March 31, 2025 we had $78.8 million in cash. During the three months ended March 31, 2025, we used $191.1 million in cash for operating activities, primarily as a result of funding portfolio investments of $318.7 million and partially offset by other operating activities of $127.6 million. Net cash provided by financing activities was $108.9 million during the period, primarily the result of proceeds from the issuance of common shares and debt borrowings.
Equity
As of March 31, 2025, the Company had 68,346,039 shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	5,435,339	$137,433
Share transfers between classes	2,989	76
Distributions reinvested	366,673	9,272
Repurchased shares, net of early repurchase reduction	(255,521)	(6,464)
Net increase (decrease)	5,549,480	$140,317

	Three Months Ended March 31, 2025
	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	1,800,742	$45,531
Distributions reinvested	65,102	1,646
Repurchased shares, net of early repurchase reduction	(2,189)	(55)
Net increase (decrease)	1,863,655	$47,122

	Three Months Ended March 31, 2025
	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	11,540	$292
Share transfers between classes	(2,989)	(76)
Distributions reinvested	606	15
Repurchased shares, net of early repurchase reduction	(1,971)	(50)
Net increase (decrease)	7,186	$181

	Three Months Ended March 31, 2024
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	9,037,566	$229,767
Distributions reinvested	159,741	4,060
Repurchased shares, net of early repurchase reduction	(19,539)	(487)
Net increase (decrease)	9,177,768	$233,340

	Three Months Ended March 31, 2024
	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	615,766	$15,653
Distributions reinvested	28,689	729
Net increase (decrease)	644,455	$16,382

	Three Months Ended March 31, 2024
	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	24,776	$630
Distributions reinvested	787	20
Net increase (decrease)	25,563	$650

Net Asset Value per Share and Offering Price
The Company determines net asset value (“NAV”) for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for the common shares during the three months ended March 31, 2025:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$25.28	$25.28	$25.28
February 28, 2025	$25.28	$25.28	$25.28
March 31, 2025	$25.29	$25.29	$25.29

Dividends
We plan to make monthly dividends at the Board’s discretion, starting with the first monthly distribution declared in March 2023. The following tables reflect dividends declared on common shares during the three months ended March 31, 2025.

For the Three Months Ended March 31, 2025
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$13,438
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$13,365
March 28, 2025	March 31, 2025	April 28, 2025	$0.2200	$13,788

For the Three Months Ended March 31, 2025
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2171	$933,000
February 25, 2025	February 28, 2025	March 27, 2025	$0.2084	$969,000
March 28, 2025	March 31, 2025	April 28, 2025	$0.2071	$1,159,000

For the Three Months Ended March 31, 2025
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$16,000
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$17,000
March 28, 2025	March 31, 2025	April 28, 2025	$0.2200	$17,000

The following tables reflect dividends declared on common shares for the three months ended March 31, 2024:

For the Three Months Ended March 31, 2024
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2300	$7,355
February 26, 2024	February 29, 2024	March 31, 2024	$0.2300	$7,809
March 28, 2024	March 31, 2024	April 30, 2024	$0.2300	$9,064

For the Three Months Ended March 31, 2024
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2246	$329
February 26, 2024	February 29, 2024	March 31, 2024	$0.2250	$363
March 28, 2024	March 31, 2024	April 30, 2024	$0.2246	$410

For the Three Months Ended March 31, 2024
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2246	$3
February 26, 2024	February 29, 2024	March 31, 2024	$0.2250	$11
March 28, 2024	March 31, 2024	April 30, 2024	$0.2246	$12

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

All of the dividends declared for the three months ended March 31, 2025 and 2024 and were derived from ordinary income, as determined on a tax basis. Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

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

The following table presents the share repurchases completed during the three months ended March 31, 2025:

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
January 29, 2025	259,680	0.4%	$25.30	December 31, 2024	$6,564	0
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
For the three months ended March 31, 2025 and 2024, the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Interest expense	$30,170	$14,055
Amortization of deferred financing costs	1,783	630
(Gain) loss from interest rate swaps accounted for as hedges and related hedged items
Interest rate swaps	—	773
Total interest expense	$31,953	$15,458
Average interest rate	6.85%	7.87%
Average daily borrowings	$1,709,148	$665,103

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
From time to time, the Transferor expects to sell and/or contribute certain investments to the MSPV Borrower. Proceeds from the MSPV Credit Facility will be used to finance the origination and acquisition of loans by the MSPV Borrower, including the purchase of such assets from the Transferor. The Company retains a residual interest in assets contributed to or acquired by the MSPV Borrower through its ownership of the MSPV Borrower. The MSPV Borrower is subject to meet financial covenants under the MSPV Credit Facility agreement. As of March 31, 2025 and December 31, 2024, the MSPV Borrower was in compliance with all such covenants.

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

The ASPV Credit Facility is secured by all of the assets of the ASPV Borrower and a pledge of equity interests in the ASPV Borrower. The ASPV Borrower is subject to meet financial covenants under the ASPV Credit Facility agreement. As of March 31, 2025 and December 31, 2024, the ASPV Borrower was in compliance with all such covenants.

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

The Truist Credit Facility is guaranteed by Twin Brook Capital Funding XXXIII, LLC (the “Guarantor”), a direct and wholly owned subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future. The Truist Credit Facility is secured by all assets of the Company and the Guarantor. The Company is subject to financial covenants under the Truist Credit Facility agreement. As of March 31, 2025 and December 31, 2024, the Company was in compliance with all such covenants.

As of March 31, 2025, there are approximately $297.0 million in borrowings outstanding on the ASPV Credit Facility, $375.0 million borrowings outstanding on the MSPV Credit Facility and $36.0 million in borrowings outstanding on the Truist Credit Facility. Borrowings under the Company’s facilities are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of March 31, 2025 and December 31, 2024, the asset coverage ratio was 200.5% and 188.3%, respectively.

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

On October 15, 2024, the Company entered into a First Supplement to the Master Note Purchase Agreement, governing the issuance of $400 million aggregate principal amount of Series B Notes consisting of (i) $85 million aggregate principal amount of 6.42% Series B Senior Notes, Tranche A, due October 15, 2028 (the “Series B Tranche A Notes”), (ii) $25 million aggregate principal amount of Series B Senior Notes, Tranche B, due October 15, 2029 to be issued at a floating rate (the “Series B Tranche B Notes”), and (iii) $290 million aggregate principal amount of 6.52% Series B Senior Notes, Tranche C, due October 15, 2029 (the “Series B Tranche C Notes,” collectively with the Series B Tranche A Notes and Series B Tranche B Notes, the “Series B Notes”), to qualified institutional investors in a private placement. The Series B Tranche B Notes bear interest at a floating interest rate equal to three-month SOFR plus 3.24% per annum. The Series B Notes are guaranteed by Twin Brook Capital Funding XXXIII, LLC, a subsidiary of the Company. All of the Series B Tranche A Notes and the Series B Tranche B Notes and $100 million of the Series B Tranche C Notes were delivered and paid for on October 15, 2024. Of the remaining Series B Tranche C Notes, $100 million and $90 million were delivered and paid for on November 14, 2024 and December 12, 2024, respectively.

As of March 31, 2025, the Company was in compliance with all covenants and other requirements of each of the Tranche A Notes and Tranche B Notes.
Total debt consisted of the following as of March 31, 2025:

	As of March 31, 2025
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value(2)	Assets Pledged as Collateral(3)
ASPV Credit Facility	$500,000	$297,000	$33,163	$297,000	$504,929
MSPV Credit Facility	500,000	375,000	125,000	375,000	801,691
Truist Credit Facility	975,000	36,000	808,282	36,000	1,547,426
Series A Tranche A Notes	90,000	90,000	—	90,216	—
Series A Tranche B Notes	150,000	150,000	—	150,788	—
Series B Tranche A Notes	85,000	85,000	—	85,438
Series B Tranche B Notes	25,000	25,000	—	25,000
Series B Tranche C Notes	290,000	290,000	—	291,411
CLO Transaction	369,000	369,000	—	369,000	444,915
Total	$2,984,000	$1,717,000	$966,445	$1,719,853	$3,298,961
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

	As of March 31, 2025
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

As of March 31, 2025 and December 31, 2024, the Company did not have borrowings under Short-Term Financing Transactions with a third party.
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
As of March 31, 2025 and December 31, 2024, we had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate principal amount of $864,349 million and $820,807 million, respectively.
We seek to carefully manage our unfunded portfolio company commitments for purposes of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage ratio, to cover any outstanding portfolio company unfunded commitments we are required to fund.
Contractual Obligations
A summary of our contractual payment obligations under our borrowing arrangements as of March 31, 2025 is as follows:

	Payment Due by Period
(Amounts in millions)	Total	Less than 1 year	1-3	3-5	More than 5 years
ASPV Credit Facility	$297.0	$—	$—	$297.0	$—
MSPV Credit Facility	$375.0	$—	$—	$375.0	$—
Truist Credit Facility	$36.0	$—	$—	$36.0	$—
Series A Tranche A Notes	$90.0	$—	$90.0	$—	$—
Series A Tranche B Notes	$150.0	$—	$—	$150.0	$—
CLO Transaction	$369.0	$—	$—	$—	$369.0
Series B Tranche A Notes	$85.0	$—	$—	$85.0	$—
Series B Tranche B Notes	$25.0	$—	$—	$25.0	$—
Series B Tranche C Notes	$290.0	$—	$—	$290.0	$—
Total	$1,717.0	$—	$90.0	$1,258.0	$369.0
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
Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 18, 2025, and elsewhere in our filings with the SEC. There have been no significant changes this quarter in our critical accounting policies and practices.
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
As of March 31, 2025, 99% of our debt investments based on fair value in our portfolio were at floating rates. Our credit facilities bear interest at floating rates with no interest rate floor. Our unsecured notes, which bear interest at fixed rates, are hedged by fixed to floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to Term SOFR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$66.7	$22.0	$44.7
Up 100 basis points	$33.1	$11.0	$22.1
Down 100 basis points	$(33.1)	$(11.0)	$(22.1)
Down 200 basis points	$(66.1)	$(22.0)	$(44.1)
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 18, 2025 which could materially affect our business, financial condition and/or operating results. The risks are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

The following table sets forth information regarding repurchases of our Common Shares pursuant to a tender offer during the three months ended March 31, 2025 (dollar amounts in thousands, except per share amounts).

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
January 29, 2025	259,680	0.4%	$25.30	December 31, 2024	$6,564	0

(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction.
(3) All repurchases were satisfied in full.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the fiscal quarter ended March 31, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits.

Exhibit No.	Description
3.1
Fifth Amended and Restated Agreement and Declaration of Trust, dated March 17, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 18, 2025)

3.2	Fourth Amended and Restated Bylaws, dated March 17, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 18, 2025)
31.1*	Certification of Trevor Clark pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Terrence Walters pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Trevor Clark pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Terrence Walters pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG Twin Brook Capital Income Fund

May 12, 2025	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer
(Principal Executive Officer)

May 12, 2025	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)