Form 10-Q
period 2025-06-30
TPG Twin Brook Capital Income Fund
filed 2025-08-12
CIK 1913724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes ☐ No ☒
The number of shares of the Registrant’s common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding as of August 11, 2025 was 70,609,408, 8,165,427 and 96,643 of Class I, Class S and Class D Common Shares, respectively. Common Shares outstanding exclude August 1, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TPG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $3,518,654 and $3,084,619, respectively)	$3,512,536	$3,080,569
Non-controlled/affiliated investments at fair value (amortized cost of $80,957 and $74,552, respectively)	91,868	80,654
Cash and cash equivalents (restricted cash of $62,564 and $71,863, respectively)	136,198	161,064
Deferred financing costs	26,190	27,997
Interest receivable	14,979	12,479
Unrealized gain on derivative contracts	4,630	1,021
Deferred offering costs	818	1,035
Prepaid expenses	504	1,057
Other assets	693	612
Total assets	$3,788,416	$3,366,488
Liabilities
Debt (Note 5)	1,804,922	1,745,999
Interest payable	28,385	33,546
Dividend payable	16,550	14,602
Income incentive fee payable	6,718	5,465
Capital gains incentive fee payable	277	—
Management fees payable	5,580	4,578
Unrealized loss on derivative contracts	3,641	14,000
Accrued expenses and other liabilities payable to affiliate	3,028	3,118
Deferred tax liability	2,574	1,575
Deferred income	2,086	2,373
Total liabilities	$1,873,761	$1,825,256
Commitments and contingencies (Note 8)
Net assets
Common shares $0.001 par value, unlimited shares authorized; 75,654,705 and 60,925,719 shares issued and outstanding, respectively	$76	$61
Additional paid-in-capital	1,916,242	1,544,845
Total distributable earnings (loss)	(1,663)	(3,674)
Total net assets	1,914,655	1,541,232
Total liabilities and net assets	$3,788,416	$3,366,488
Net asset value per share	$25.31	$25.30

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
Net Asset Value per Share
Class I Shares:
Net assets	$1,721,873	$1,445,050
Common shares $0.001 par value, unlimited shares authorized	68,037,249	57,123,580
Net asset value per share	$25.31	$25.30
Class S Shares:
Net assets	$190,578	$94,351
Common shares $0.001 par value, unlimited shares authorized	7,530,387	3,729,761
Net asset value per share	$25.31	$25.30
Class D Shares:
Net assets	$2,204	$1,831
Common shares $0.001 par value, unlimited shares authorized	87,069	72,378
Net asset value per share	$25.31	$25.30
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$93,239	$60,839	$179,783	$107,587
Payment-in-kind interest	1,277	471	2,244	1,278
Other	1,437	2,409	2,781	3,616
Total investment income from non-controlled, non-affiliated investments:	95,953	63,719	184,808	112,481
Total investment income	95,953	63,719	184,808	112,481
Expenses
Interest	$32,605	$19,669	$64,558	$35,127
Income incentive fees(1)	6,718	4,807	12,804	8,390
Capital gains incentive fees(1)	277	62	277	55
Management fees(1)	5,580	3,437	10,502	6,084
Other	1,306	458	2,301	618
Professional fees	597	531	1,123	1,085
Offering costs	486	377	1,098	716
Administrative fees(1)	454	363	830	595
Accounting fees	255	141	428	310
Insurance fees	77	308	265	461
Trustees' fees	58	45	116	90
Distribution and shareholder servicing fees:
Class S	374	123	631	211
Class D	1	1	2	1
Total expenses	48,788	30,322	94,935	53,743
Distribution and shareholder servicing fees waived
Class S	(113)	(87)	(187)	(149)
Class D	(1)	—	(2)	—
Net expenses	48,674	30,235	94,746	53,594
Net investment income (loss) before taxes	47,279	33,484	90,062	58,887
Deferred federal tax provision(2)	720	(95)	1,000	216
Current federal tax(2)	76	32	163	32
Net investment income (loss) after taxes	46,483	33,547	88,899	58,639
Net realized and change in unrealized gain (loss) on investment transactions
Net realized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	2	230	50	230
Non-controlled, affiliated investments	369	35	714	35
Foreign currency forward contracts	(11)	46	36	14
The accompanying notes are an integral part of these consolidated financial statements.

Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	(655)	729	(2,068)	(1,086)
Non-controlled, affiliated investments	3,210	(510)	4,809	1,089
Interest rate swaps and options	(110)	—	326	—
Foreign currency forward contracts	(7)	(30)	(52)	37
Total net realized and change in unrealized gain (loss) on investment transactions	2,798	500	3,815	319
Net increase (decrease) in net assets resulting from operations	$49,281	$34,047	$92,714	$58,958

(1)Refer to Note 6 - Agreements and Related Party Transactions
(2)Related to the Company’s wholly-owned, consolidated subsidiaries, Twin Brook Equity XVIII Corp. and Twin Brook Equity XXXIII Corp., which are treated as corporations for United States federal income tax purposes
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$46,483	$33,547	$88,899	$58,639
Net realized gain (loss)	360	311	800	279
Net change in unrealized gain (loss)	2,438	189	3,015	40
Net increase (decrease) in net assets resulting from operations	49,281	34,047	92,714	58,958
Dividends
Class I	(43,669)	(30,490)	(84,321)	(54,718)
Class S	(4,338)	(1,545)	(7,399)	(2,647)
Class D	(55)	(26)	(105)	(52)
Net increase (decrease) in net assets resulting from dividends	(48,062)	(32,061)	(91,825)	(57,417)
Capital share transactions
Class I
Proceeds from shares sold	156,731	206,631	294,160	436,398
Share transfers between classes	175	495	251	495
Distributions reinvested	10,108	5,020	19,380	9,080
Repurchased shares, net of early repurchase deduction	(31,268)	—	(37,728)	(487)
Class S
Proceeds from shares sold	47,201	17,811	92,732	33,464
Share transfers between classes	(175)	(105)	(175)	(105)
Distributions reinvested	2,072	785	3,718	1,514
Repurchased shares, net of early repurchase deduction	(120)	—	(175)	—
Class D
Proceeds from shares sold	315	141	607	771
Share transfers between classes	—	(390)	(76)	(390)
Distributions reinvested	17	15	32	35
Repurchased shares, net of early repurchase deduction	(142)	—	(192)	—
Net increase (decrease) in net assets resulting from capital share transactions	184,914	230,403	372,534	480,775
Total increase (decreases) in net assets	186,133	232,389	373,423	482,316
Net assets, at beginning of period	1,728,522	1,048,778	1,541,232	798,851
Net assets, at end of period	$1,914,655	$1,281,167	$1,914,655	$1,281,167
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$92,714	$58,958
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(764)	(265)
Net realized (gain) loss on foreign currency forward contracts	(36)	(14)
Net change in unrealized (appreciation) depreciation on investments	(2,741)	(3)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	52	(37)
Net change in unrealized (appreciation) depreciation on interest rate swaps and options, inclusive of hedging effects	(1,298)	—
Net accretion on debt instruments	(8,641)	(5,053)
Net paydown gain on debt instruments	(2,649)	(861)
Interest received in-kind	(2,244)	(1,278)
Purchases and drawdowns of investments	(690,798)	(1,066,731)
Proceeds from sales and paydowns of investments	264,656	135,803
Net settlements on derivative contracts	36	14
Amortization of deferred financing costs	3,570	1,424
Amortization of deferred offering costs	1,098	497
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(2,500)	(5,225)
(Increase) decrease in other assets	(81)	(1,340)
(Increase) decrease in prepaid expenses	553	413
Increase (decrease) in interest payable	(5,161)	863
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	(90)	(612)
Increase (decrease) in income incentive fees payable	1,253	2,013
Increase (decrease) in management fees payable	1,002	1,108
Increase (decrease) in deferred tax liability	999	216
Increase (decrease) in deferred income	(287)	104
Increase (decrease) in capital gains incentive fees payable	277	55
Net cash used in operating activities	(351,080)	(879,951)
Cash flows from financing activities
Dividends paid	(66,747)	(53,134)
Payments for repurchase of common shares	(38,095)	(487)
Proceeds from issuance of common shares	387,499	470,633
Borrowings on debt	807,700	1,309,408
Payments on debt	(761,500)	(722,200)
Payments for deferred financing costs	(1,763)	(7,838)
Payments for deferred offering costs	(880)	(627)
Net cash provided by financing activities	326,214	995,755
Net change in cash	(24,866)	115,804
The accompanying notes are an integral part of these consolidated financial statements.

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cash and restricted cash
Cash and restricted cash, beginning of period	161,064	62,706
Cash and restricted cash, end of period	$136,198	$178,510

Supplemental and non-cash information
Distributions reinvested	$23,130	$10,629
Cash paid during the period for interest	$67,121	$32,033
Dividends payable	$16,550	$11,567
The following table provides a reconciliation of cash and restricted cash reported within the consolidated statements of assets and liabilities:
Cash	$73,634	$144,701
Restricted cash	62,564	33,809
Total cash and restricted cash	$136,198	$178,510

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt
Aerospace and defense
AlphaCoin LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.24%	5/6/2025	7/29/2030	$2,610	$(19)	$(19)	0.00%
AlphaCoin LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.26%	7/29/2024	7/29/2030	3,028	2,973	3,006	0.16%
AlphaCoin LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.24%	7/29/2024	7/29/2030	4,509	(76)	(67)	0.00%
AlphaCoin LLC	First lien senior secured term loan	S +	5.00%	9.24%	7/29/2024	7/29/2030	19,125	18,786	18,843	0.98%
AlphaCoin LLC	First lien senior secured term loan	S +	5.00%	9.26%	5/6/2025	7/29/2030	1,914	1,886	1,886	0.10%
Mattco Forge, Inc (6)	First lien senior secured revolving loan	S +	5.00%	9.30%	12/19/2024	12/19/2030	3,691	(51)	(44)	0.00%
Mattco Forge, Inc	First lien senior secured term loan	S +	5.00%	9.30%	12/19/2024	12/19/2030	38,048	37,516	37,583	1.96%
Third Holdco, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	9.07%	6/13/2025	6/13/2031	3,624	(54)	(54)	0.00%
Third Holdco, LLC	First lien senior secured revolving loan	S +	4.75%	9.07%	6/13/2025	6/13/2031	6,089	1,208	1,208	0.06%
Third Holdco, LLC	First lien senior secured term loan	S +	4.75%	9.07%	6/13/2025	6/13/2031	25,368	24,989	24,987	1.31%
								87,158	87,329	4.57%
Air freight and logistics
Load One Purchaser Corporation	First lien senior secured revolving loan	S +	6.25%	11.97%	6/21/2022	6/21/2028	$3,557	$844	$843	0.04%
Load One Purchaser Corporation	First lien senior secured term loan	S +	6.25%	10.92%	10/23/2024	6/21/2028	992	976	979	0.05%
Load One Purchaser Corporation	First lien senior secured term loan	S +	6.25%	10.81%	6/21/2022	6/21/2028	13,929	13,728	13,748	0.71%
Zipline Logistics, LLC	First lien senior secured revolving loan	S +	4.00% + 2.00% PIK	10.44%	9/19/2022	9/19/2027	1,707	1,279	1,161	0.06%
Zipline Logistics, LLC	First lien senior secured term loan	S +	4.00% + 2.00% PIK	10.44%	9/19/2022	9/19/2027	6,878	6,786	6,313	0.33%
								23,613	23,044	1.19%
Auto components
A.P.A. Industries, LLC (6)(9)	First lien senior secured revolving loan	S +	5.00%	9.33%	1/10/2023	1/10/2028	$1,523	$(24)	$(23)	0.00%
A.P.A. Industries, LLC	First lien senior secured term loan	S +	5.00%	9.33%	1/10/2023	1/10/2028	8,349	8,203	8,208	0.43%
AirPro Diagnostics, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.56%	2/21/2025	2/21/2030	3,164	(44)	(39)	0.00%
AirPro Diagnostics, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.56%	2/21/2025	2/21/2030	1,822	(25)	(22)	0.00%
AirPro Diagnostics, LLC	First lien senior secured term loan	S +	5.25%	9.56%	2/21/2025	2/21/2030	8,520	8,399	8,414	0.44%
AvCarb, LLC	First lien senior secured delayed draw term loan	S +	2.00% + 5.00% PIK	11.56%	7/28/2023	11/12/2026	248	246	233	0.01%
AvCarb, LLC	First lien senior secured revolving loan	S +	7.00%	11.58%	7/28/2023	11/12/2026	38	37	35	0.00%
AvCarb, LLC	First lien senior secured term loan	S +	2.00% + 5.00% PIK	11.56%	7/28/2023	11/12/2026	530	526	497	0.03%
Bestop, Inc	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	3/29/2024	3/29/2029	6,774	1,253	1,268	0.07%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Bestop, Inc (6)	First lien senior secured revolving loan	S +	5.50%	9.80%	3/29/2024	3/29/2029	7,081	(106)	(91)	0.00%
Bestop, Inc	First lien senior secured term loan	S +	5.50%	9.80%	3/29/2024	3/29/2029	43,804	43,094	43,242	2.25%
BSC ASI BUYER, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.30%	12/31/2024	12/31/2027	3,661	(31)	(25)	0.00%
BSC ASI BUYER, LLC	First lien senior secured term loan	S +	5.00%	9.30%	12/31/2024	12/31/2027	29,676	29,435	29,477	1.54%
Certified Collision Group Acquisition Corp (6)	First lien senior secured revolving loan	S +	5.00%	9.30%	7/28/2023	5/17/2027	19	—	—	0.00%
Certified Collision Group Acquisition Corp	First lien senior secured term loan	S +	5.00%	9.30%	7/28/2023	5/17/2027	1,097	1,091	1,089	0.06%
Raneys, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	2/17/2023	6/7/2027	4,811	4,753	4,766	0.25%
Raneys, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.80%	6/7/2022	6/7/2027	1,964	(22)	(18)	0.00%
Raneys, LLC	First lien senior secured term loan	S +	5.50%	9.80%	6/7/2022	6/7/2027	13,385	13,229	13,261	0.69%
								110,014	110,272	5.77%
Building products
US Anchors Group Inc (6)	First lien senior secured revolving loan	S +	5.00%	9.30%	7/15/2024	7/15/2029	$4,338	$(75)	$(54)	0.00%
US Anchors Group Inc	First lien senior secured term loan	S +	5.00%	9.30%	7/15/2024	7/15/2029	20,903	20,524	20,642	1.08%
								20,449	20,588	1.08%
Chemicals
AM Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.83%	3/6/2025	5/1/2027	$851	$(5)	$(4)	0.00%
AM Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.83%	3/6/2025	5/1/2027	4,313	4,283	4,291	0.22%
Answer Acquisition, LLC	First lien senior secured revolving loan	S +	6.00%	10.46%	7/28/2023	12/30/2026	759	247	248	0.01%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.45%	7/28/2023	12/30/2026	847	840	842	0.04%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.45%	1/16/2024	12/30/2026	9,873	9,752	9,814	0.51%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.45%	6/7/2024	12/30/2026	1,656	1,649	1,646	0.09%
Custom Agronomics Holdings, LLC	First lien senior secured revolving loan	S +	6.50%	11.06%	8/30/2022	8/30/2027	2,357	1,155	1,153	0.06%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	11.06%	8/30/2022	8/30/2027	2,504	2,478	2,477	0.13%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	11.06%	3/25/2024	8/30/2027	4,061	4,017	4,017	0.21%
Polycorp Ltd (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.33%	1/24/2024	1/24/2030	14,860	(148)	(183)	(0.01)%
Polycorp Ltd (6)	First lien senior secured revolving loan	S +	5.00%	9.33%	1/24/2024	1/24/2030	3,723	(66)	(46)	0.00%
Polycorp Ltd	First lien senior secured term loan	S +	5.00%	9.33%	1/24/2024	1/24/2030	17,964	17,682	17,742	0.93%
Polycorp Ltd	First lien senior secured term loan	S +	5.00%	9.33%	2/28/2025	1/24/2030	5,365	5,288	5,298	0.28%
Teel Plastics, LLC	First lien senior secured revolving loan	S +	4.75%	9.02%	4/22/2025	4/22/2030	3,909	353	353	0.02%
Teel Plastics, LLC	First lien senior secured term loan	S +	4.75%	9.02%	4/22/2025	4/22/2030	31,742	31,427	31,427	1.64%
								78,952	79,075	4.13%
Commercial services and supplies
Alliance Environmental Group, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.56%	7/28/2023	12/30/2027	$57	$56	$31	0.00%
Alliance Environmental Group, LLC	First lien senior secured revolving loan	S +	6.00%	10.56%	7/28/2023	12/30/2027	38	37	21	0.00%
Alliance Environmental Group, LLC	First lien senior secured revolving loan	S +	6.00%	10.58%	6/17/2025	12/30/2027	8	1	1	0.00%
Alliance Environmental Group, LLC	First lien senior secured term loan	S +	6.00%	10.56%	7/28/2023	12/30/2027	2,255	2,221	1,246	0.07%
Cards Acquisition, Inc	First lien senior secured delayed draw term loan	S +	6.00%	10.33%	8/12/2024	8/12/2029	23,837	2,730	2,760	0.14%
Cards Acquisition, Inc	First lien senior secured revolving loan	S +	6.00%	10.60%	8/12/2024	8/12/2029	8,843	8,173	8,184	0.43%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Cards Acquisition, Inc	First lien senior secured term loan	S +	6.00%	10.30%	8/12/2024	8/12/2029	41,008	40,210	40,291	2.10%
Edko Acquisition, LLC (10)	First lien senior secured revolving loan	S +	6.00%	10.56%	7/28/2023	6/25/2026	38	11	11	0.00%
Edko Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.56%	7/28/2023	6/25/2026	1,110	1,105	1,103	0.06%
Franchise Fastlane, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.19%	7/28/2023	5/2/2027	15	—	—	0.00%
Franchise Fastlane, LLC	First lien senior secured term loan	S +	5.75%	10.19%	7/28/2023	5/2/2027	1,060	1,051	1,049	0.05%
Gold Medal Holdings, Inc	First lien senior secured delayed draw term loan	S +	5.75%	10.05%	6/14/2024	3/17/2027	2,831	398	401	0.02%
Gold Medal Holdings, Inc (11)	First lien senior secured revolving loan	S +	5.75%	10.05%	7/28/2023	3/17/2027	1,444	328	330	0.02%
Gold Medal Holdings, Inc	First lien senior secured term loan	S +	5.75%	10.05%	7/28/2023	3/17/2027	12,025	11,943	11,956	0.62%
Green Monster Acquisition, LLC	First lien senior secured revolving loan	S +	6.00%	10.59%	7/28/2023	12/28/2026	38	20	20	0.00%
Green Monster Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.59%	7/28/2023	12/28/2026	1,140	1,132	1,133	0.06%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.69%	7/28/2023	3/31/2029	705	696	700	0.04%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.69%	10/6/2023	3/31/2029	351	345	348	0.02%
HLSG Intermediate, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.69%	3/14/2025	3/31/2029	2,111	(29)	(14)	0.00%
HLSG Intermediate, LLC	First lien senior secured revolving loan	S +	5.25%	9.69%	7/28/2023	3/31/2029	1,051	267	274	0.01%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	5.25%	9.69%	7/28/2023	3/31/2029	2,130	2,108	2,116	0.11%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	5.25%	9.69%	10/6/2023	3/31/2029	636	624	631	0.03%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	5.25%	9.69%	3/14/2025	3/31/2029	1,282	1,265	1,274	0.07%
Industrial Air Flow Dynamics, Inc	First lien senior secured revolving loan	S +	6.25%	10.68%	8/5/2022	8/5/2028	2,537	820	823	0.04%
Industrial Air Flow Dynamics, Inc	First lien senior secured term loan	S +	6.25%	10.53%	8/5/2022	8/5/2028	18,367	18,170	18,202	0.95%
Nimlok Company, LLC (6)(12)	First lien senior secured revolving loan	S +	5.50%	10.06%	7/28/2023	11/27/2025	320	—	(1)	0.00%
Nimlok Company, LLC	First lien senior secured term loan	S +	5.50%	10.06%	7/28/2023	11/27/2025	2,562	2,559	2,557	0.13%
Nimlok Company, LLC	First lien senior secured term loan	S +	5.50%	10.06%	5/1/2024	11/27/2025	3,043	3,038	3,037	0.16%
Polaris Labs Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.30%	9/17/2024	9/17/2029	2,123	(36)	(33)	0.00%
Polaris Labs Acquisition, LLC	First lien senior secured term loan	S +	5.00%	9.30%	9/17/2024	9/17/2029	6,410	6,301	6,310	0.33%
PRA Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.95%	7/28/2023	5/12/2028	56	(1)	(1)	0.00%
PRA Acquisition, LLC	First lien senior secured term loan	S +	6.50%	10.95%	7/28/2023	5/12/2028	578	569	568	0.03%
Quality Liaison Services of North America, Inc	First lien senior secured revolving loan	S +	6.00%	10.48%	5/2/2023	5/2/2028	1,629	693	695	0.04%
Quality Liaison Services of North America, Inc	First lien senior secured term loan	S +	6.00%	10.43%	5/2/2023	5/2/2028	12,260	12,087	12,095	0.63%
Rapid Fire Safety and Security, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.31%	1/2/2025	1/2/2030	5,466	3,270	3,279	0.17%
Rapid Fire Safety and Security, LLC	First lien senior secured revolving loan	S +	5.00%	9.30%	1/2/2025	1/2/2030	1,885	988	991	0.05%
Rapid Fire Safety and Security, LLC	First lien senior secured term loan	S +	5.00%	9.30%	1/2/2025	1/2/2030	3,971	3,908	3,914	0.20%
Superscapes Holdco, LLC	First lien senior secured revolving loan	P +	4.75%	12.25%	4/7/2025	4/7/2030	2,166	356	356	0.02%
Superscapes Holdco, LLC	First lien senior secured term loan	S +	5.75%	10.05%	4/7/2025	4/7/2030	17,908	17,651	17,649	0.92%
								145,065	144,307	7.52%
Construction and engineering
AKS Engineering and Forestry, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.30%	1/7/2025	1/7/2031	$2,890	$(40)	$(35)	0.00%
AKS Engineering and Forestry, LLC	First lien senior secured term loan	S +	5.00%	9.30%	1/7/2025	1/7/2031	19,927	19,654	19,688	1.03%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
BCI Burke Holding Corp	First lien senior secured delayed draw term loan	S +	6.00%	10.30%	7/28/2023	12/14/2027	1,564	1,549	1,553	0.08%
BCI Burke Holding Corp (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.30%	10/10/2024	12/14/2027	6,588	(51)	(44)	0.00%
BCI Burke Holding Corp (6)	First lien senior secured revolving loan	S +	6.00%	10.30%	7/28/2023	12/14/2027	2,447	(21)	(17)	0.00%
BCI Burke Holding Corp	First lien senior secured term loan	S +	6.00%	10.30%	7/28/2023	12/14/2027	6,438	6,377	6,394	0.33%
BCI Burke Holding Corp	First lien senior secured term loan	S +	6.00%	10.30%	10/10/2024	12/14/2027	11,881	11,786	11,800	0.62%
Capital Construction, LLC (6)	First lien senior secured delayed draw term loan	S +	6.75%	11.20%	6/30/2025	10/22/2026	12,342	(93)	(93)	0.00%
Capital Construction, LLC	First lien senior secured term loan	S +	6.75%	11.20%	6/30/2025	10/22/2026	6,004	5,914	5,914	0.31%
CHS Holdco, LLC	First lien senior secured delayed draw term loan	S +	4.75%	9.07%	5/27/2025	5/27/2031	18,120	7,690	7,690	0.40%
CHS Holdco, LLC	First lien senior secured revolving loan	S +	4.75%	9.08%	5/27/2025	5/27/2031	6,089	1,432	1,432	0.07%
CHS Holdco, LLC	First lien senior secured term loan	S +	4.75%	9.08%	5/27/2025	5/27/2031	18,120	17,848	17,848	0.93%
Compass Restoration Intermediary Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.53%	1/31/2025	1/31/2030	2,491	(46)	(42)	0.00%
Compass Restoration Intermediary Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.53%	1/31/2025	1/31/2030	1,218	(22)	(21)	0.00%
Compass Restoration Intermediary Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.53%	1/31/2025	1/31/2030	6,957	6,831	6,839	0.36%
Highland Acquisition, Inc	First lien senior secured revolving loan	S +	5.50%	9.78%	7/28/2023	3/9/2027	2,213	420	418	0.02%
Highland Acquisition, Inc	First lien senior secured term loan	S +	5.25%	9.78%	7/28/2023	3/9/2027	10,795	10,679	10,676	0.56%
Ironhorse Purchaser, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.58%	9/30/2022	9/30/2027	9,064	8,983	8,988	0.47%
Ironhorse Purchaser, LLC (6)(13)	First lien senior secured revolving loan	S +	5.25%	9.58%	9/30/2022	9/30/2027	5,813	(63)	(49)	0.00%
Ironhorse Purchaser, LLC	First lien senior secured term loan	S +	5.25%	9.58%	9/30/2022	9/30/2027	29,470	29,176	29,204	1.53%
Redwood Buyer, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	9.05%	1/3/2025	1/3/2030	7,615	(137)	(127)	(0.01)%
Redwood Buyer, LLC (6)	First lien senior secured revolving loan	S +	4.75%	9.05%	1/3/2025	1/3/2030	1,884	(34)	(31)	0.00%
Redwood Buyer, LLC	First lien senior secured term loan	S +	4.75%	9.05%	1/3/2025	1/3/2030	9,086	8,922	8,935	0.47%
Rose Paving, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.29%	11/27/2024	11/7/2029	3,735	3,610	3,615	0.19%
Rose Paving, LLC	First lien senior secured revolving loan	S +	5.00%	8.34%	11/7/2022	11/7/2029	8,626	5,607	5,637	0.29%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	9.33%	11/7/2022	11/7/2029	17,163	16,842	16,958	0.89%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	9.33%	11/27/2024	11/7/2029	13,090	12,917	12,933	0.68%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	9.33%	5/1/2024	11/7/2029	1,776	1,738	1,755	0.09%
								177,468	177,818	9.31%
Containers and packaging
Bulk Lift International, LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.81%	7/28/2023	11/15/2027	$125	$124	$123	0.01%
Bulk Lift International, LLC	First lien senior secured revolving loan	S +	6.25%	10.72%	11/15/2022	11/15/2027	1,801	616	614	0.03%
Bulk Lift International, LLC	First lien senior secured term loan	S +	6.25%	10.81%	11/15/2022	11/15/2027	8,083	7,945	7,952	0.42%
Innovative FlexPak, LLC (8)	First lien senior secured revolving loan	S +	7.00%	11.44%	7/28/2023	1/23/2026	627	413	159	0.01%
Innovative FlexPak, LLC (8)	First lien senior secured term loan	S +	7.00%	11.44%	7/28/2023	1/23/2026	2,616	2,274	1,215	0.06%
Innovative FlexPak, LLC (8)	First lien senior secured term loan	20.00% PIK		20.00%	7/28/2023	1/23/2026	811	567	377	0.02%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Johns Byrne LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	10.55%	8/31/2023	8/31/2029	2,578	(44)	(42)	0.00%
Johns Byrne LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.55%	8/31/2023	8/31/2029	1,460	(25)	(24)	0.00%
Johns Byrne LLC	First lien senior secured term loan	S +	6.25%	10.55%	8/31/2023	8/31/2029	9,325	9,151	9,158	0.48%
K-1 Packaging Group LLC	First lien senior secured revolving loan	P +	5.25%	12.75%	10/6/2022	10/6/2027	6,748	261	265	0.01%
K-1 Packaging Group LLC	First lien senior secured term loan	S +	6.25%	10.81%	10/6/2022	10/6/2027	30,926	30,529	30,565	1.60%
MRC Keeler Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.95%	7/28/2023	12/4/2025	4	4	4	0.00%
MRC Keeler Acquisition LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.95%	7/28/2023	12/4/2025	150	(1)	(3)	0.00%
MRC Keeler Acquisition LLC	First lien senior secured term loan	S +	6.50%	10.95%	7/28/2023	12/4/2025	908	903	892	0.05%
SCP Cold Chain Packaging Buyer Corp (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.30%	6/27/2025	6/27/2031	7,248	(45)	(45)	0.00%
SCP Cold Chain Packaging Buyer Corp (6)	First lien senior secured revolving loan	S +	5.00%	9.30%	6/27/2025	6/27/2031	3,247	(41)	(41)	0.00%
SCP Cold Chain Packaging Buyer Corp	First lien senior secured term loan	S +	5.00%	9.30%	6/27/2025	6/27/2031	19,207	18,967	18,967	0.99%
Sixarp, LLC	First lien senior secured revolving loan	S +	5.25%	9.81%	8/5/2022	8/5/2027	3,732	2,880	2,882	0.15%
Sixarp, LLC	First lien senior secured term loan	S +	5.25%	9.81%	8/5/2022	8/5/2027	19,328	19,130	19,146	1.00%
Vanguard Packaging, LLC	First lien senior secured revolving loan	S +	5.25%	9.69%	3/29/2024	8/9/2026	4,408	1,150	1,154	0.06%
Vanguard Packaging, LLC	First lien senior secured term loan	S +	5.25%	9.69%	3/29/2024	8/9/2026	10,129	10,072	10,078	0.53%
								104,830	103,396	5.42%
Distributors
RTP Acquisition, LLC	First lien senior secured revolving loan	S +	4.50% + 2.25% PIK	11.19%	7/28/2023	8/17/2027	$38	$38	$37	0.00%
RTP Acquisition, LLC	First lien senior secured term loan	S +	4.50% + 2.25% PIK	11.29%	7/28/2023	8/17/2027	2,732	2,691	2,658	0.14%
								2,729	2,695	0.14%
Diversified consumer services
50Floor, LLC	First lien senior secured revolving loan	S +	3.00%	7.45%	7/28/2023	3/31/2028	$210	$101	$72	0.00%
50Floor, LLC	First lien senior secured term loan	S +	3.00%	7.45%	7/28/2023	3/31/2028	1,095	1,073	933	0.05%
ACES Intermediate, Inc (6)	First lien senior secured revolving loan	S +	5.25%	9.69%	7/27/2022	7/27/2027	7,114	(83)	(36)	0.00%
ACES Intermediate, Inc	First lien senior secured term loan	S +	5.25%	9.69%	7/27/2022	7/27/2027	39,315	38,869	39,118	2.04%
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.20%	4/25/2023	4/25/2028	7,172	7,059	7,064	0.37%
CL Services Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.18%	5/7/2024	4/25/2028	8,474	(120)	(128)	(0.01)%
CL Services Acquisition, LLC	First lien senior secured revolving loan	S +	5.75%	10.20%	4/25/2023	4/25/2028	1,629	495	496	0.03%
CL Services Acquisition, LLC	First lien senior secured term loan	S +	5.75%	10.18%	4/25/2023	4/25/2028	10,067	9,884	9,915	0.52%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.55%	12/30/2022	12/30/2028	6,707	6,616	6,639	0.35%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.55%	9/20/2023	12/30/2028	6,931	6,825	6,861	0.36%
Esquire Deposition Solutions, LLC	First lien senior secured revolving loan	S +	5.25%	9.55%	12/30/2022	12/30/2028	7,666	1,120	1,149	0.06%
Esquire Deposition Solutions, LLC	First lien senior secured term loan	S +	5.25%	9.55%	12/30/2022	12/30/2028	47,992	47,269	47,505	2.48%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Harley Exteriors Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.78%	8/2/2024	8/1/2029	3,929	(64)	(59)	—%
Harley Exteriors Acquisition, LLC	First lien senior secured revolving loan	S +	5.50%	9.83%	8/2/2024	8/2/2029	1,322	419	421	0.02%
Harley Exteriors Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.78%	8/2/2024	8/2/2029	8,481	8,341	8,353	0.44%
Home Brands Group Holdings, Inc (6)	First lien senior secured revolving loan	S +	5.00%	9.30%	7/28/2023	11/8/2026	48	—	—	0.00%
Home Brands Group Holdings, Inc	First lien senior secured term loan	S +	5.00%	9.30%	7/28/2023	11/8/2026	12,580	12,410	12,471	0.65%
HTI Intermediate, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.57%	3/1/2024	3/1/2030	2,354	(18)	(14)	0.00%
HTI Intermediate, LLC	First lien senior secured revolving loan	S +	5.25%	11.02%	3/1/2024	3/1/2030	1,573	447	449	0.02%
HTI Intermediate, LLC	First lien senior secured term loan	S +	5.25%	9.57%	3/1/2024	3/1/2030	5,034	4,950	4,960	0.26%
ISSA, LLC	First lien senior secured revolving loan	S +	6.25%	10.55%	7/28/2023	3/1/2028	131	58	57	0.00%
ISSA, LLC	First lien senior secured term loan	S +	6.25%	10.55%	7/28/2023	3/1/2028	1,829	1,808	1,807	0.09%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.04%	11/13/2023	12/29/2026	5,849	5,764	5,785	0.30%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.08%	5/23/2025	12/29/2026	8,018	738	714	0.04%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.05%	7/28/2023	12/29/2026	86	85	85	0.00%
Juniper Landscaping Holdings LLC (14)	First lien senior secured revolving loan	S +	5.75%	10.05%	7/28/2023	12/29/2026	3,103	141	152	0.01%
Juniper Landscaping Holdings LLC	First lien senior secured term loan	S +	5.75%	10.05%	7/28/2023	12/29/2026	3,986	3,926	3,942	0.21%
Lawn Care Holdings Purchaser, Inc	First lien senior secured delayed draw term loan	S +	5.25%	9.55%	10/24/2023	10/24/2028	4,543	4,443	4,502	0.24%
Lawn Care Holdings Purchaser, Inc	First lien senior secured delayed draw term loan	S +	5.25%	10.99%	11/22/2024	10/24/2028	13,942	6,743	6,765	0.35%
Lawn Care Holdings Purchaser, Inc (6)	First lien senior secured revolving loan	S +	5.25%	9.55%	10/24/2023	10/24/2028	2,698	(38)	(25)	0.00%
Lawn Care Holdings Purchaser, Inc	First lien senior secured term loan	S +	5.25%	9.55%	10/24/2023	10/24/2028	7,156	7,039	7,091	0.37%
PPW Acquisition, LLC	First lien senior secured revolving loan	S +	6.75%	11.31%	7/28/2023	9/30/2027	38	14	13	0.00%
PPW Acquisition, LLC	First lien senior secured term loan	S +	4.25% + 2.50% PIK	11.31%	7/28/2023	9/30/2027	617	608	580	0.03%
Premier Early Childhood Education Partners LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.56%	9/25/2024	11/22/2028	9,018	8,879	8,928	0.47%
Premier Early Childhood Education Partners LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.55%	3/27/2025	11/22/2028	8,418	1,929	1,943	0.10%
Premier Early Childhood Education Partners LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.56%	11/22/2023	11/22/2028	10,864	10,667	10,755	0.56%
Premier Early Childhood Education Partners LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.56%	11/22/2023	11/22/2028	1,380	(25)	(14)	0.00%
Premier Early Childhood Education Partners LLC	First lien senior secured term loan	S +	6.00%	10.56%	11/22/2023	11/22/2028	8,188	8,030	8,106	0.42%
TSR Concrete Coatings, LLC	First lien senior secured revolving loan	S +	6.00%	10.44%	9/22/2023	9/22/2028	1,534	665	672	0.04%
TSR Concrete Coatings, LLC	First lien senior secured term loan	S +	6.00%	10.45%	9/22/2023	9/22/2028	7,073	6,951	6,989	0.37%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.54%	7/28/2023	3/23/2026	1,228	1,222	1,221	0.06%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.55%	7/28/2023	3/23/2026	372	244	245	0.01%
United Land Services Opco Parent, LLC (6)(15)	First lien senior secured revolving loan	S +	6.00%	10.54%	7/28/2023	3/23/2026	150	(1)	(1)	—%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
United Land Services Opco Parent, LLC	First lien senior secured term loan	S +	6.00%	10.54%	7/28/2023	3/23/2026	350	348	348	0.02%
Yard-Nique, Inc	First lien senior secured delayed draw term loan	S +	6.00%	10.45%	8/8/2022	4/30/2026	2,555	2,544	2,545	0.13%
Yard-Nique, Inc	First lien senior secured delayed draw term loan	S +	6.00%	10.45%	6/30/2025	4/30/2026	7,663	2,040	2,099	0.11%
Yard-Nique, Inc	First lien senior secured revolving loan	S +	6.00%	10.45%	8/8/2022	4/30/2026	1,947	569	575	0.03%
Yard-Nique, Inc	First lien senior secured term loan	S +	6.00%	10.45%	8/8/2022	4/30/2026	6,964	6,927	6,929	0.36%
								227,911	228,977	11.96%
Diversified telecommunication services
ISPN Intermediate, LLC	First lien senior secured revolving loan	S +	5.25%	9.58%	12/6/2024	12/6/2030	$861	$132	$133	0.01%
ISPN Intermediate, LLC	First lien senior secured term loan	S +	5.25%	9.58%	12/6/2024	12/6/2030	6,921	6,827	6,838	0.36%
								6,959	6,971	0.37%
Electrical equipment
AEP Passion Intermediate Holdings, Inc	First lien senior secured delayed draw term loan	S +	4.60% + 1.90% PIK	10.95%	7/28/2023	10/5/2027	$71	$70	$70	0.00%
AEP Passion Intermediate Holdings, Inc	First lien senior secured revolving loan	S +	6.50%	10.94%	7/28/2023	10/5/2027	48	39	39	0.00%
AEP Passion Intermediate Holdings, Inc	First lien senior secured term loan	S +	4.60% + 1.90% PIK	10.98%	7/28/2023	10/5/2027	1,267	1,250	1,246	0.07%
BPCP NSA Intermedco, Inc	First lien senior secured delayed draw term loan	S +	4.75%	9.05%	5/17/2024	5/17/2030	12,251	6,821	6,874	0.36%
BPCP NSA Intermedco, Inc (6)	First lien senior secured revolving loan	S +	4.75%	9.05%	5/17/2024	5/17/2030	5,930	(73)	(63)	0.00%
BPCP NSA Intermedco, Inc	First lien senior secured term loan	S +	4.75%	9.05%	5/17/2024	5/17/2030	34,837	34,394	34,455	1.80%
SENS Intermediate Holdings LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.33%	3/10/2025	3/10/2031	3,468	(25)	(17)	0.00%
SENS Intermediate Holdings LLC	First lien senior secured revolving loan	S +	5.00%	9.32%	3/10/2025	3/10/2031	2,664	335	340	0.02%
SENS Intermediate Holdings LLC	First lien senior secured term loan	S +	5.00%	9.33%	3/10/2025	3/10/2031	9,802	9,660	9,680	0.50%
WCI Volt Purchaser, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.69%	9/15/2022	9/15/2028	2,249	(24)	(22)	0.00%
WCI Volt Purchaser, LLC	First lien senior secured term loan	S +	5.25%	9.69%	9/15/2022	9/15/2028	8,476	8,375	8,383	0.44%
								60,822	60,985	3.19%
Electronic equipment, instruments and components
Advanced Lighting Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.08%	2/27/2025	11/22/2027	$1,215	$(11)	$(9)	0.00%
Advanced Lighting Acquisition, LLC	First lien senior secured term loan	S +	5.75%	10.08%	2/27/2025	11/22/2027	7,492	7,425	7,438	0.39%
Nelson Name Plate Company	First lien senior secured delayed draw term loan	S +	5.50%	10.06%	7/28/2023	10/18/2026	116	115	115	0.01%
Nelson Name Plate Company	First lien senior secured revolving loan	S +	5.50%	10.09%	7/28/2023	10/18/2026	90	28	28	0.00%
Nelson Name Plate Company	First lien senior secured term loan	S +	5.50%	10.06%	7/28/2023	10/18/2026	3,439	3,398	3,407	0.18%
								10,955	10,979	0.58%
Food and staples retailing
Ever Fresh Fruit Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.93%	6/5/2024	11/17/2028	$2,509	$1,320	$1,322	0.07%
Ever Fresh Fruit Company, LLC	First lien senior secured revolving loan	S +	6.50%	10.93%	11/17/2023	11/17/2028	1,380	113	119	0.01%
Ever Fresh Fruit Company, LLC	First lien senior secured term loan	S +	6.50%	10.93%	11/17/2023	11/17/2028	7,252	7,115	7,150	0.37%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Mad Rose Company, LLC (16)	First lien senior secured revolving loan	S +	6.50%	11.08%	7/28/2023	5/7/2026	395	199	199	0.01%
Mad Rose Company, LLC	First lien senior secured term loan	S +	6.50%	11.09%	7/28/2023	5/7/2026	2,883	2,868	2,870	0.15%
NutriScience Innovations, LLC (6)(17)	First lien senior secured revolving loan	S +	6.00%	10.30%	7/28/2023	12/31/2026	131	(1)	(1)	0.00%
NutriScience Innovations, LLC	First lien senior secured term loan	S +	6.00%	10.30%	7/28/2023	12/31/2026	2,213	2,202	2,201	0.11%
Premier Produce One, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	9.05%	3/21/2025	3/21/2030	4,272	(30)	(21)	0.00%
Premier Produce One, LLC (6)	First lien senior secured revolving loan	S +	4.75%	9.05%	3/21/2025	3/21/2030	2,480	(35)	(31)	0.00%
Premier Produce One, LLC	First lien senior secured term loan	S +	4.75%	9.05%	3/21/2025	3/21/2030	5,682	5,598	5,611	0.29%
Qin's Buffalo, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.08%	7/28/2023	5/5/2027	74	74	74	0.00%
Qin's Buffalo, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.08%	5/24/2024	5/5/2027	7,915	3,363	3,370	0.18%
Qin's Buffalo, LLC	First lien senior secured revolving loan	S +	5.75%	10.06%	7/28/2023	5/5/2027	38	30	30	0.00%
Qin's Buffalo, LLC	First lien senior secured term loan	S +	5.75%	10.08%	7/28/2023	5/5/2027	523	518	518	0.03%
SCP Beverage Buyer, LLC	First lien senior secured revolving loan	S +	5.75%	10.30%	7/28/2023	11/24/2026	38	37	37	0.00%
SCP Beverage Buyer, LLC	First lien senior secured term loan	S +	5.75%	10.29%	7/28/2023	11/24/2026	7,075	7,030	7,015	0.37%
Universal Pure, LLC	First lien senior secured delayed draw term loan	S +	4.50% + 1.75% PIK	10.70%	10/31/2022	10/31/2028	366	359	360	0.02%
Universal Pure, LLC (18)	First lien senior secured revolving loan	S +	4.50% + 1.75% PIK	10.70%	10/31/2022	10/31/2028	7,191	3,673	3,678	0.19%
Universal Pure, LLC	First lien senior secured term loan	S +	4.50% + 1.75% PIK	10.70%	10/31/2022	10/31/2028	17,573	17,234	17,241	0.90%
								51,667	51,742	2.70%
Food products
BPCP WLF Intermedco LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.45%	12/20/2024	8/19/2028	$7,615	$(66)	$(53)	0.00%
BPCP WLF Intermedco LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.48%	8/19/2022	8/19/2028	5,846	2,855	2,882	0.15%
BPCP WLF Intermedco LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.45%	8/19/2022	8/19/2028	3,383	(39)	(24)	0.00%
BPCP WLF Intermedco LLC	First lien senior secured term loan	S +	6.00%	10.45%	8/19/2022	8/19/2028	24,256	23,917	24,088	1.26%
Icelandirect, LLC	First lien senior secured revolving loan	S +	6.00%	11.02%	7/28/2023	7/30/2026	38	32	32	—%
Icelandirect, LLC	First lien senior secured term loan	S +	6.00%	10.56%	7/28/2023	7/30/2026	697	694	693	0.04%
Starwest Botanicals Acquisition, LLC	First lien senior secured revolving loan	S +	5.25%	9.69%	7/28/2023	4/30/2028	174	104	78	—%
Starwest Botanicals Acquisition, LLC	First lien senior secured term loan	S +	5.25%	9.69%	7/28/2023	4/30/2028	787	765	647	0.03%
Sun Orchard, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.83%	8/2/2024	7/8/2028	6,098	866	882	0.05%
Sun Orchard, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.79%	7/8/2022	7/8/2028	5,336	(69)	(66)	0.00%
Sun Orchard, LLC	First lien senior secured term loan	S +	5.50%	9.79%	7/8/2022	7/8/2028	26,253	25,839	25,928	1.35%
Treat Planet Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.80%	1/11/2023	1/11/2028	2,422	(41)	(18)	0.00%
Treat Planet Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.80%	1/11/2023	1/11/2028	7,119	6,974	7,066	0.37%
Treat Planet Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.80%	3/7/2025	1/11/2028	5,527	5,478	5,487	0.29%
Westminster Cracker Company, Inc	First lien senior secured revolving loan	S +	6.25%	10.68%	8/30/2023	8/30/2026	1,534	143	144	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Westminster Cracker Company, Inc	First lien senior secured term loan	S +	6.25%	10.68%	8/30/2023	8/30/2026	9,571	9,497	9,501	0.50%
								76,949	77,267	4.05%
Gas utilities
Hydromax USA, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.48%	7/28/2023	12/30/2026	$109	$107	$108	0.01%
Hydromax USA, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.48%	6/3/2025	5/16/2027	1,298	(13)	(13)	0.00%
Hydromax USA, LLC	First lien senior secured revolving loan	S +	6.00%	10.46%	7/28/2023	12/30/2026	228	64	66	0.00%
Hydromax USA, LLC	First lien senior secured term loan	S +	6.00%	10.48%	7/28/2023	12/30/2026	1,185	1,161	1,173	0.06%
								1,319	1,334	0.07%
Health care equipment and supplies
3BC Matrix Acquisition, LLC (19)	First lien senior secured revolving loan	S +	5.75%	10.06%	5/13/2025	5/13/2030	$1,564	$165	$165	0.01%
3BC Matrix Acquisition, LLC	First lien senior secured term loan	S +	5.75%	10.06%	5/13/2025	5/13/2030	4,789	4,695	4,695	0.25%
626 Holdings Equity LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.54%	7/28/2023	2/14/2028	221	219	219	0.01%
626 Holdings Equity LLC	First lien senior secured revolving loan	S +	6.00%	10.81%	7/28/2023	2/14/2028	75	74	74	0.00%
626 Holdings Equity LLC	First lien senior secured term loan	S +	6.00%	10.54%	7/28/2023	2/14/2028	862	853	851	0.04%
Alcresta Buyer, Inc (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.83%	3/12/2024	3/12/2030	14,036	(220)	(201)	(0.01)%
Alcresta Buyer, Inc (6)	First lien senior secured revolving loan	S +	5.50%	9.83%	3/12/2024	3/12/2030	2,761	(43)	(39)	0.00%
Alcresta Buyer, Inc	First lien senior secured term loan	S +	5.50%	9.83%	3/12/2024	3/12/2030	12,832	12,631	12,655	0.66%
EMSAR Acquisition LLC	First lien senior secured delayed draw term loan	S +	4.50% + 2.00% PIK	11.06%	7/28/2023	9/30/2027	212	210	209	0.00%
EMSAR Acquisition LLC	First lien senior secured revolving loan	S +	6.50%	11.06%	7/28/2023	9/30/2027	134	132	131	0.01%
EMSAR Acquisition LLC	First lien senior secured term loan	S +	4.50% + 2.00% PIK	11.06%	7/28/2023	9/30/2027	1,031	1,019	1,013	0.05%
Medical Technology Associates, LLC	First lien senior secured revolving loan	S +	5.50%	9.81%	7/25/2022	7/25/2028	2,981	1,629	1,647	0.09%
Medical Technology Associates, LLC	First lien senior secured term loan	S +	5.50%	9.80%	7/25/2022	7/25/2028	27,312	26,923	27,108	1.42%
Nasco Healthcare Inc.	First lien senior secured revolving loan	S +	5.75%	10.05%	12/13/2024	6/30/2028	2,937	2,031	2,036	0.11%
Nasco Healthcare Inc.	First lien senior secured term loan	S +	5.75%	10.05%	12/13/2024	6/30/2028	11,734	11,639	11,654	0.61%
NWI Merger Sub, Inc (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.58%	12/4/2024	12/4/2029	6,438	(114)	(105)	(0.01)%
NWI Merger Sub, Inc (6)	First lien senior secured revolving loan	S +	5.25%	9.58%	12/4/2024	12/4/2029	2,495	(44)	(41)	0.00%
NWI Merger Sub, Inc	First lien senior secured term loan	S +	5.25%	9.58%	12/4/2024	12/4/2029	16,869	16,571	16,592	0.87%
Reliable Medical Supply LLC	First lien senior secured revolving loan	S +	5.75%	11.16%	2/14/2025	4/8/2027	2,283	2,006	2,015	0.11%
Reliable Medical Supply LLC	First lien senior secured term loan	S +	5.75%	10.31%	2/14/2025	4/8/2027	20,990	20,818	20,899	1.09%
SCA Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.04%	7/28/2023	1/20/2027	275	269	269	0.01%
SCA Buyer, LLC	First lien senior secured revolving loan	S +	6.50%	11.05%	7/28/2023	1/20/2027	133	130	130	0.01%
SCA Buyer, LLC	First lien senior secured term loan	S +	6.50%	11.04%	7/28/2023	1/20/2027	2,816	2,743	2,747	0.14%
SCA Buyer, LLC	First lien senior secured term loan	S +	6.50%	11.04%	12/16/2024	1/20/2027	739	721	721	0.04%
Spectrum Solutions, LLC	First lien senior secured delayed draw term loan	15.00% PIK		15.00%	7/28/2023	3/5/2026	125	117	64	—%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Spectrum Solutions, LLC	First lien senior secured delayed draw term loan	18.00% PIK		18.00%	5/3/2024	3/5/2026	247	242	242	0.01%
Spectrum Solutions, LLC	First lien senior secured delayed draw term loan	18.00% PIK		18.00%	4/10/2025	3/5/2026	36	—	—	—%
Spectrum Solutions, LLC	First lien senior secured delayed draw term loan	18.00%		18.00%	4/10/2025	3/5/2026	124	96	98	0.01%
Spectrum Solutions, LLC	First lien senior secured revolving loan	S +	6.25%	10.83%	7/28/2023	3/5/2026	294	170	44	0.00%
Spectrum Solutions, LLC	First lien senior secured term loan	S +	6.25%	10.81%	7/28/2023	3/5/2026	610	563	314	0.02%
Surplus Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	9/30/2024	11/30/2027	4,664	3,208	3,200	0.17%
Surplus Solutions, LLC	First lien senior secured revolving loan	S +	5.50%	10.00%	11/30/2022	11/30/2027	1,771	1,563	1,569	0.08%
Surplus Solutions, LLC	First lien senior secured term loan	S +	5.50%	10.06%	11/30/2022	11/30/2027	16,200	15,930	15,975	0.83%
								126,946	126,950	6.63%
Health care providers and services
ADVI Health, LLC (6)	First lien senior secured revolving loan	S +	7.00%	11.56%	11/29/2022	11/29/2027	$1,062	$(13)	$(12)	0.00%
ADVI Health, LLC	First lien senior secured term loan	S +	7.00%	11.56%	11/29/2022	11/29/2027	6,086	6,003	6,008	0.31%
Advocate RCM Acquisition Corp (6)	First lien senior secured revolving loan	S +	6.25%	10.65%	12/22/2023	12/22/2026	2,902	(25)	(24)	0.00%
Advocate RCM Acquisition Corp	First lien senior secured term loan	S +	6.25%	10.65%	12/22/2023	12/22/2026	18,226	18,046	18,059	0.94%
Agility Intermediate, Inc	First lien senior secured delayed draw term loan	S +	7.00%	11.56%	7/28/2023	4/15/2026	108	107	101	0.01%
Agility Intermediate, Inc	First lien senior secured revolving loan	S +	7.00%	11.56%	7/28/2023	4/15/2026	134	79	72	0.00%
Agility Intermediate, Inc	First lien senior secured term loan	S +	7.00%	11.56%	7/28/2023	4/15/2026	236	234	221	0.01%
Aligned Dental Management Services, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.69%	2/7/2025	2/7/2030	4,982	232	239	0.01%
Aligned Dental Management Services, LLC	First lien senior secured revolving loan	S +	5.25%	9.69%	2/7/2025	2/7/2030	1,523	276	279	0.01%
Aligned Dental Management Services, LLC	First lien senior secured term loan	S +	5.25%	9.55%	2/7/2025	2/7/2030	7,931	7,784	7,797	0.41%
American Family Care, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.40%	2/29/2024	2/28/2029	4,422	359	363	0.02%
American Family Care, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.40%	2/29/2024	2/28/2029	1,775	(33)	(31)	0.00%
American Family Care, LLC	First lien senior secured term loan	S +	6.00%	10.40%	2/29/2024	2/28/2029	11,458	11,233	11,248	0.59%
ASC Ortho Management Company, LLC	First lien senior secured delayed draw term loan	S +	4.50% + 2.50% PIK	11.56%	7/28/2023	12/31/2026	324	321	294	0.02%
ASC Ortho Management Company, LLC	First lien senior secured revolving loan	S +	7.00%	11.56%	7/28/2023	12/31/2026	38	37	34	0.00%
ASC Ortho Management Company, LLC	First lien senior secured term loan	S +	4.50% + 2.50% PIK	11.56%	7/28/2023	12/31/2026	514	509	465	0.02%
Ascend Plastic Surgery Partners MSO LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.37%	5/3/2024	5/3/2029	20,682	4,680	4,701	0.25%
Ascend Plastic Surgery Partners MSO LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.55%	5/3/2024	5/3/2029	4,197	(64)	(59)	0.00%
Ascend Plastic Surgery Partners MSO LLC	First lien senior secured term loan	S +	5.25%	9.55%	5/3/2024	5/3/2029	6,825	6,717	6,727	0.35%
ASP Global Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.53%	7/31/2024	7/31/2029	19,136	13,321	13,345	0.70%
ASP Global Holdings, LLC	First lien senior secured revolving loan	S +	5.25%	9.74%	7/31/2024	7/31/2029	6,555	4,481	4,490	0.23%
ASP Global Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.53%	7/31/2024	7/31/2029	40,763	40,443	40,139	2.10%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	7/28/2023	12/14/2026	817		811	811	0.04%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.74%	6/27/2025	12/14/2026	10,942		5,964	5,948	0.31%
Beacon Oral Specialists Management LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.80%	7/28/2023	12/14/2026	188		(2)	(1)	0.00%
Beacon Oral Specialists Management LLC	First lien senior secured term loan	S +	5.50%	9.80%	7/28/2023	12/14/2026	905		896	899	0.05%
Beghou Consulting, LLC (20)	First lien senior secured revolving loan	S +	4.75%	9.06%	5/1/2023	5/1/2028	2,714		1,309	1,311	0.07%
Beghou Consulting, LLC	First lien senior secured term loan	S +	4.75%	9.05%	5/1/2023	5/1/2028	15,158		14,868	14,878	0.78%
BPCP EE Intermedco LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.70%	4/3/2023	4/3/2028	2,028		1,998	1,999	0.10%
BPCP EE Intermedco LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.70%	4/3/2023	4/3/2028	2,244		(34)	(33)	—%
BPCP EE Intermedco LLC	First lien senior secured term loan	S +	6.25%	10.70%	4/3/2023	4/3/2028	6,396		6,289	6,292	0.33%
Brightview, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.19%	7/28/2023	12/14/2026	47		47	47	—%
Brightview, LLC	First lien senior secured revolving loan	S +	5.75%	10.19%	7/28/2023	12/14/2026	52		52	52	—%
Brightview, LLC	First lien senior secured term loan	S +	5.75%	10.19%	7/28/2023	12/14/2026	675		674	672	0.04%
Canadian Orthodontic Partners Corp (7)	First lien senior secured delayed draw term loan		15.00%	15.00%	4/5/2024	12/31/2026	C$	33	15	15	0.00%
Canadian Orthodontic Partners Corp (7)	First lien senior secured delayed draw term loan	T +	7.00%	10.07%	7/28/2023	12/31/2026	C$	29	—	(11)	—%
Canadian Orthodontic Partners Corp (7)	First lien senior secured delayed draw term loan	T +	7.00% PIK	10.07%	7/28/2023	3/19/2026	C$	353	254	120	0.01%
Canadian Orthodontic Partners Corp	First lien senior secured revolving loan	S +	7.00%	11.56%	7/28/2023	12/31/2026	107		101	50	0.00%
Canadian Orthodontic Partners Corp	First lien senior secured revolving loan	S +	7.00% PIK	11.56%	3/19/2021	12/31/2026	35		33	16	0.00%
Canadian Orthodontic Partners Corp (7)	First lien senior secured revolving loan	T +	7.00%	10.07%	7/28/2023	12/31/2026	C$	264	189	90	0.00%
Canadian Orthodontic Partners Corp (7)	First lien senior secured revolving loan	T +	7.00% PIK	10.07%	3/19/2021	12/31/2026	C$	81	59	28	0.00%
Canadian Orthodontic Partners Corp (7)	First lien senior secured term loan	T +	7.00%	10.07%	7/28/2023	12/31/2026	C$	290	206	99	0.01%
Change Academy at Lake of the Ozarks, LLC (6)	First lien senior secured revolving loan	P +	4.25%	11.75%	8/2/2022	2/2/2029	5,898		(80)	(66)	0.00%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S +	5.25%	9.67%	5/16/2025	2/2/2029	3,564		3,525	3,524	0.18%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S +	5.25%	9.67%	8/2/2022	2/2/2029	31,320		30,806	30,971	1.62%
CNS Purchaser, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.55%	12/30/2024	12/30/2029	11,025		(74)	(52)	0.00%
CNS Purchaser, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.55%	12/30/2024	12/30/2029	4,246		(57)	(50)	0.00%
CNS Purchaser, LLC	First lien senior secured term loan	S +	5.25%	9.55%	12/30/2024	12/30/2029	38,395		37,874	37,942	1.98%
Community Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.44%	7/28/2023	6/10/2026	163		163	161	0.01%
Community Care Partners, LLC	First lien senior secured revolving loan	S +	6.00%	10.44%	7/28/2023	6/10/2026	75		58	57	0.00%
Community Care Partners, LLC	First lien senior secured term loan	S +	6.00%	10.44%	7/28/2023	6/10/2026	929		928	920	0.05%
DASCO HME, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.82%	6/6/2025	6/6/2030	5,346		407	407	0.02%
DASCO HME, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.82%	6/6/2025	6/6/2030	3,044		(53)	(53)	0.00%
DASCO HME, LLC	First lien senior secured term loan	S +	5.50%	9.82%	6/6/2025	6/6/2030	17,820		17,511	17,508	0.91%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Dermatology Medical Partners OpCo LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.06%	7/28/2023	10/29/2026	64	64	64	0.00%
Dermatology Medical Partners OpCo LLC	First lien senior secured revolving loan	S +	6.50%	11.06%	7/28/2023	10/29/2026	38	29	28	0.00%
Dermatology Medical Partners OpCo LLC	First lien senior secured term loan	S +	6.50%	11.06%	7/28/2023	10/29/2026	257	255	254	0.01%
EH Management Company, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.06%	7/28/2023	7/15/2026	38	—	—	0.00%
EH Management Company, LLC	First lien senior secured term loan	S +	5.50%	10.06%	7/28/2023	7/15/2026	4,461	4,440	4,440	0.23%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	11/2/2022	11/2/2027	16,702	16,502	16,517	0.86%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	4/9/2024	11/2/2027	13,756	5,098	5,130	0.27%
Endodontic Practice Partners, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	2/14/2025	11/2/2027	4,130	(45)	(45)	0.00%
Endodontic Practice Partners, LLC	First lien senior secured revolving loan	S +	5.50%	9.80%	11/2/2022	11/2/2027	1,956	757	761	0.04%
Endodontic Practice Partners, LLC	First lien senior secured term loan	S +	5.50%	9.80%	11/2/2022	11/2/2027	15,198	14,997	15,030	0.78%
FYZICAL Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	9.83%	6/26/2024	6/26/2028	2,710	1,609	1,612	0.08%
FYZICAL Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.83%	6/26/2024	6/26/2028	18,814	18,579	18,606	0.97%
Geriatric Medical and Surgical Supply, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.80%	7/28/2023	12/21/2025	300	(1)	(2)	0.00%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured term loan	S +	5.50%	9.80%	7/28/2023	12/21/2025	19,822	19,709	19,705	1.03%
Golden Bear PT Partners, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.06%	7/28/2023	10/22/2026	173	171	170	0.01%
Golden Bear PT Partners, LLC	First lien senior secured revolving loan	S +	6.50%	11.06%	7/28/2023	10/22/2026	38	15	14	0.00%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S +	6.50%	11.06%	7/28/2023	10/22/2026	1,483	1,467	1,461	0.08%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.19%	7/28/2023	8/20/2026	367	365	364	0.02%
Guardian Dentistry Practice Management, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.19%	7/28/2023	8/20/2027	4,188	(34)	(29)	0.00%
Guardian Dentistry Practice Management, LLC	First lien senior secured term loan	S +	5.75%	10.19%	7/28/2023	8/20/2027	382	381	380	0.02%
H2 Holdco, Inc	First lien senior secured delayed draw term loan	S +	6.00%	10.56%	5/5/2023	5/5/2028	7,181	7,032	7,103	0.37%
H2 Holdco, Inc	First lien senior secured delayed draw term loan	S +	6.00%	10.56%	6/25/2024	5/5/2028	18,944	11,749	11,772	0.61%
H2 Holdco, Inc (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.56%	12/20/2024	5/5/2028	7,560	(97)	(83)	0.00%
H2 Holdco, Inc (21)	First lien senior secured revolving loan	S +	6.00%	10.59%	5/5/2023	5/5/2028	2,544	2,183	2,208	0.12%
H2 Holdco, Inc	First lien senior secured term loan	S +	6.00%	10.56%	5/5/2023	5/5/2028	17,880	17,467	17,685	0.92%
H2 Holdco, Inc	First lien senior secured term loan	S +	6.00%	10.56%	12/20/2024	5/5/2028	903	891	893	0.05%
IMA Group Management Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.95%	7/28/2023	6/30/2028	10	10	10	(0.01)%
IMA Group Management Company, LLC	First lien senior secured revolving loan	S +	6.50%	10.98%	7/28/2023	6/30/2028	35	17	17	0.00%
IMA Group Management Company, LLC	First lien senior secured term loan	S +	6.50%	10.93%	7/28/2023	6/30/2028	845	832	831	0.04%
IPC Pain Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.94%	5/19/2022	5/19/2027	9,807	9,773	9,751	0.51%
IPC Pain Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.94%	5/19/2022	5/19/2027	1,140	(6)	(6)	0.00%
IPC Pain Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.94%	5/19/2022	5/19/2027	2,887	2,869	2,871	0.15%
MS Pain, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	12/4/2024	12/4/2029	6,038	(107)	(98)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
MS Pain, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.80%	12/4/2024	12/4/2029	861	(16)	(14)	0.00%
MS Pain, LLC	First lien senior secured term loan	S +	5.50%	9.80%	12/4/2024	12/4/2029	3,364	3,303	3,307	0.17%
MWEC Management, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.08%	2/14/2023	2/14/2028	1,424	423	431	0.02%
MWEC Management, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.08%	7/3/2024	2/14/2028	2,532	(28)	(25)	0.00%
MWEC Management, LLC	First lien senior secured revolving loan	S +	5.75%	10.08%	2/14/2023	2/14/2028	1,924	1,233	1,248	0.07%
MWEC Management, LLC	First lien senior secured term loan	S +	5.75%	10.08%	2/14/2023	2/14/2028	14,789	14,535	14,644	0.76%
Network Partners Acquisitions, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.56%	7/28/2023	12/30/2026	38	—	—	0.00%
Network Partners Acquisitions, LLC	First lien senior secured term loan	S +	6.00%	10.56%	7/28/2023	12/30/2026	212	211	210	0.01%
P1 Dental MSO, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.30%	1/31/2025	1/31/2030	5,109	1,055	1,063	0.06%
P1 Dental MSO, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.28%	1/31/2025	1/31/2030	1,522	(28)	(26)	0.00%
P1 Dental MSO, LLC	First lien senior secured term loan	S +	5.00%	9.28%	1/31/2025	1/31/2030	19,115	18,767	18,791	0.98%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.41%	7/28/2023	12/31/2025	57	57	57	0.00%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.34%	7/28/2023	12/31/2025	511	510	510	0.03%
Peak Dental Services, LLC	First lien senior secured revolving loan	S +	6.75%	11.34%	7/28/2023	12/31/2025	133	132	132	0.01%
Peak Dental Services, LLC	First lien senior secured term loan	S +	6.75%	11.32%	7/28/2023	12/31/2025	570	569	569	0.03%
Peak Investment Holdings, LLC	First lien senior secured revolving loan	S +	7.50% PIK	12.06%	7/28/2023	12/31/2026	338	271	264	0.01%
Peak Investment Holdings, LLC	First lien senior secured term loan	S +	7.50%	12.06%	7/28/2023	12/31/2026	1,261	1,255	1,228	0.06%
PharmaForceIQ INC. (6)	First lien senior secured revolving loan	S +	5.25%	9.53%	8/2/2024	8/2/2029	2,093	(34)	(32)	0.00%
PharmaForceIQ INC.	First lien senior secured term loan	S +	5.25%	9.53%	8/2/2024	8/2/2029	13,613	13,386	13,407	0.70%
PRM Management Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.75%	11.13%	1/25/2024	1/25/2029	1,180	(26)	(25)	0.00%
PRM Management Company, LLC (6)	First lien senior secured revolving loan	S +	6.75%	11.13%	1/25/2024	1/25/2029	789	(17)	(17)	0.00%
PRM Management Company, LLC	First lien senior secured term loan	S +	6.75%	11.13%	1/25/2024	1/25/2029	4,102	4,005	4,009	0.21%
Purpose Home Health Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.74%	3/8/2024	11/3/2027	8,041	7,949	7,968	0.42%
Purpose Home Health Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.68%	11/3/2022	11/3/2027	6,730	6,641	6,669	0.35%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.66%	12/23/2024	11/3/2027	9,072	(94)	(82)	0.00%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.66%	11/3/2022	11/3/2027	1,956	(26)	(18)	0.00%
Purpose Home Health Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.66%	11/3/2022	11/3/2027	17,422	17,205	17,264	0.90%
RMS Health Care Management, LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.41%	10/6/2023	10/6/2026	2,693	1,354	1,355	0.07%
RMS Health Care Management, LLC	First lien senior secured revolving loan	S +	6.75%	11.40%	10/6/2023	10/6/2026	920	605	604	0.03%
RMS Health Care Management, LLC	First lien senior secured term loan	S +	6.75%	11.39%	10/6/2023	10/6/2026	4,255	4,206	4,207	0.22%
RQM Buyer, Inc	First lien senior secured delayed draw term loan	S +	2.00% + 4.75% PIK	11.31%	7/28/2023	8/12/2029	84	83	81	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
RQM Buyer, Inc	First lien senior secured revolving loan	S +	2.00% + 4.75% PIK	11.31%	7/28/2023	8/12/2029	127	125	122	0.01%
RQM Buyer, Inc	First lien senior secured term loan	S +	2.00% + 4.75% PIK	11.31%	7/28/2023	8/12/2029	1,742	1,727	1,677	0.09%
Sage Dental Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	9/25/2024	6/30/2026	9,136	4,163	4,172	0.22%
Sage Dental Management, LLC	First lien senior secured revolving loan	S +	5.50%	9.79%	9/25/2024	6/30/2026	8,220	5,124	5,132	0.27%
Sage Dental Management, LLC	First lien senior secured term loan	S +	5.50%	9.80%	9/25/2024	6/30/2026	57,954	57,653	57,715	3.01%
SAMGI Buyer, Inc (6)	First lien senior secured revolving loan	S +	5.50%	10.06%	7/28/2023	12/31/2025	138	—	—	0.00%
SAMGI Buyer, Inc	First lien senior secured term loan	S +	5.50%	10.06%	7/28/2023	12/31/2025	390	389	389	0.02%
SCP ENT and Allergy Services, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.44%	7/28/2023	9/25/2026	155	154	154	0.01%
SCP ENT and Allergy Services, LLC	First lien senior secured revolving loan	S +	6.00%	10.44%	7/28/2023	9/25/2026	256	254	254	0.01%
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	S +	6.00%	10.44%	7/28/2023	9/25/2026	2,712	2,693	2,688	0.14%
SCP OMS Services, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.30%	3/7/2025	3/7/2030	9,968	1,146	1,167	0.06%
SCP OMS Services, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.30%	3/7/2025	3/7/2030	2,645	(37)	(33)	0.00%
SCP OMS Services, LLC	First lien senior secured term loan	S +	5.00%	9.30%	3/7/2025	3/7/2030	5,682	5,601	5,611	0.29%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.19%	4/22/2024	10/29/2026	17,185	8,912	8,910	0.47%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.31%	7/28/2023	10/29/2026	175	174	173	0.01%
Signature Dental Partners LLC	First lien senior secured revolving loan	P +	4.75%	12.25%	7/28/2023	10/29/2026	38	1	1	0.00%
Signature Dental Partners LLC	First lien senior secured term loan	S +	5.75%	10.31%	7/28/2023	10/29/2026	4,242	4,209	4,208	0.22%
Signature MD, Inc	First lien senior secured delayed draw term loan	S +	5.75%	10.07%	7/15/2024	7/15/2027	6,953	3,617	3,623	0.19%
Signature MD, Inc (6)	First lien senior secured revolving loan	S +	5.75%	10.08%	7/15/2024	7/15/2027	3,297	(28)	(25)	0.00%
Signature MD, Inc	First lien senior secured term loan	S +	5.75%	10.08%	7/15/2024	7/15/2027	18,256	18,094	18,124	0.95%
Silver Falls MSO, LLC	First lien senior secured revolving loan	S +	6.75%	11.30%	7/28/2023	8/30/2025	235	234	232	0.01%
Silver Falls MSO, LLC	First lien senior secured term loan	S +	4.25% + 2.25% PIK	11.31%	7/28/2023	8/30/2025	1,333	1,325	1,320	0.07%
SimiTree Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.25% + 1.75% PIK	11.54%	7/28/2023	5/17/2026	887	886	876	0.05%
SimiTree Acquisition, LLC	First lien senior secured revolving loan	S +	7.00%	11.59%	7/28/2023	5/17/2026	178	49	48	0.00%
SimiTree Acquisition, LLC	First lien senior secured term loan	S +	5.25% + 1.75% PIK	11.54%	7/28/2023	5/17/2026	1,234	1,233	1,219	0.06%
Simko Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.81%	7/28/2023	4/7/2027	181	178	178	0.01%
Simko Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.84%	9/19/2023	4/7/2027	6,748	1,857	1,860	0.10%
Simko Merger Sub LLC	First lien senior secured revolving loan	S +	6.25%	10.81%	7/28/2023	4/7/2027	56	26	26	0.00%
Simko Merger Sub LLC	First lien senior secured term loan	S +	6.25%	10.81%	7/28/2023	4/7/2027	641	634	633	0.03%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.56%	7/28/2023	12/30/2025	510	509	508	0.03%
Southeast Primary Care Partners, LLC	First lien senior secured revolving loan	S +	6.00%	11.69%	7/28/2023	12/30/2025	225	180	179	0.01%
Southeast Primary Care Partners, LLC	First lien senior secured term loan	S +	6.00%	10.56%	7/28/2023	12/30/2025	840	838	837	0.04%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	7/28/2023	7/27/2026	186	186	186	0.01%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	5/17/2024	7/27/2026	3,151	3,135	3,144	0.16%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	5/17/2024	7/27/2026	3,990	909	921	0.05%
Southern Orthodontic Partners Management, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	6/26/2025	7/27/2026	8,263	(29)	(17)	0.00%
Southern Orthodontic Partners Management, LLC	First lien senior secured revolving loan	S +	5.50%	9.80%	7/28/2023	7/27/2026	171	20	20	0.00%
Southern Orthodontic Partners Management, LLC	First lien senior secured term loan	S +	5.50%	9.80%	7/28/2023	7/27/2026	3,009	2,998	3,003	0.16%
Southern Sports Medicine Partners, LLC	First lien senior secured revolving loan	S +	8.00% PIK	12.54%	7/28/2023	2/23/2027	61	33	31	0.00%
Southern Sports Medicine Partners, LLC	First lien senior secured term loan	S +	8.00% PIK	12.54%	7/28/2023	2/23/2027	715	697	684	0.04%
Spear Education Holdings, LLC	First lien senior secured revolving loan	S +	5.25%	9.68%	6/26/2024	12/15/2028	7,290	1,096	1,106	0.06%
Spear Education Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.68%	6/26/2024	12/15/2028	47,144	46,676	46,754	2.44%
Star Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.83%	12/22/2023	12/22/2028	10,956	9,715	9,782	0.51%
Star Dental Partners LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.83%	11/8/2024	12/22/2028	12,076	(178)	(163)	(0.01)%
Star Dental Partners LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.83%	12/22/2023	12/22/2028	1,451	(28)	(20)	0.00%
Star Dental Partners LLC	First lien senior secured term loan	S +	5.50%	9.83%	12/22/2023	12/22/2028	15,151	14,874	14,947	0.78%
The Chempetitive Group, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.33%	3/22/2024	3/22/2029	11,991	1,306	1,320	0.07%
The Chempetitive Group, LLC	First lien senior secured revolving loan	S +	6.00%	10.33%	3/22/2024	3/22/2029	3,414	290	294	0.02%
The Chempetitive Group, LLC	First lien senior secured term loan	S +	6.00%	10.33%	3/22/2024	3/22/2029	13,603	13,387	13,406	0.70%
Transitions Intermediate Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.30%	10/25/2024	10/25/2027	687	(7)	(6)	0.00%
Transitions Intermediate Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.30%	10/25/2024	10/25/2027	1,078	(10)	(9)	0.00%
Transitions Intermediate Holdings, LLC	First lien senior secured term loan	S +	6.00%	10.30%	10/25/2024	10/25/2027	8,656	8,569	8,584	0.45%
US Foot and Ankle Specialists, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.31%	9/15/2022	9/15/2026	13,966	13,882	13,891	0.73%
US Foot and Ankle Specialists, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.31%	9/15/2022	9/15/2026	2,699	(17)	(16)	0.00%
US Foot and Ankle Specialists, LLC	First lien senior secured term loan	S +	5.75%	10.31%	9/15/2022	9/15/2026	19,373	19,221	19,230	1.00%
Varsity DuvaSawko Operating Corp	First lien senior secured delayed draw term loan	S +	5.50%	10.04%	7/28/2023	5/27/2026	63	63	63	0.00%
Varsity DuvaSawko Operating Corp (22)	First lien senior secured revolving loan	S +	5.50%	10.04%	7/28/2023	5/27/2026	5,189	1,709	1,692	0.09%
Varsity DuvaSawko Operating Corp	First lien senior secured term loan	S +	5.50%	10.04%	7/28/2023	5/27/2026	58,477	58,277	58,072	3.03%
Varsity Rejuvenate Management, LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.20%	12/29/2023	9/1/2028	7,107	3,153	3,159	0.16%
Varsity Rejuvenate Management, LLC (6)	First lien senior secured revolving loan	S +	6.75%	11.20%	9/1/2023	9/1/2028	1,245	(23)	(20)	0.00%
Varsity Rejuvenate Management, LLC	First lien senior secured term loan	S +	6.75%	11.20%	9/1/2023	9/1/2028	5,928	5,814	5,832	0.30%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
VersiCare Management LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	11/25/2024	11/25/2029	4,529	(80)	(74)	0.00%
VersiCare Management LLC	First lien senior secured revolving loan	S +	5.50%	9.83%	11/25/2024	11/25/2029	1,505	159	162	0.01%
VersiCare Management LLC	First lien senior secured term loan	S +	5.50%	9.80%	11/25/2024	11/25/2029	7,810	7,668	7,675	0.40%
VetEvolve Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.83%	10/12/2023	10/12/2028	11,580	9,428	9,438	0.49%
VetEvolve Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.77%	10/12/2023	10/12/2028	3,067	(54)	(51)	0.00%
VetEvolve Holdings, LLC	First lien senior secured term loan	S +	5.50%	9.77%	10/12/2023	10/12/2028	9,074	8,896	8,907	0.47%
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.55%	7/28/2023	10/29/2027	495	490	489	0.03%
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.55%	9/27/2024	10/29/2027	24,345	24,069	24,110	1.26%
Western Veterinary Partners LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.55%	7/28/2023	10/29/2027	24	—	—	0.00%
Western Veterinary Partners LLC	First lien senior secured term loan	S +	5.25%	9.55%	7/28/2023	10/29/2027	9,348	9,244	9,258	0.48%
								861,379	861,962	45.02%
Health care technology
AHR Intermediate, Inc	First lien senior secured delayed draw term loan	S +	5.75%	10.08%	12/16/2024	7/29/2027	$7,896	$726	$754	0.04%
AHR Intermediate, Inc	First lien senior secured delayed draw term loan	S +	5.75%	10.05%	7/29/2022	7/29/2027	5,217	5,184	5,177	0.27%
AHR Intermediate, Inc (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.05%	5/19/2025	7/29/2027	871	(4)	(4)	0.00%
AHR Intermediate, Inc (6)	First lien senior secured revolving loan	S +	5.75%	10.05%	7/29/2022	7/29/2027	9,888	(76)	(44)	0.00%
AHR Intermediate, Inc	First lien senior secured term loan	S +	5.75%	10.05%	7/29/2022	7/29/2027	31,858	31,676	31,715	1.66%
Millennia Patient Services, LLC	First lien senior secured revolving loan	S +	6.00%	10.49%	7/28/2023	3/8/2026	134	133	133	0.01%
Millennia Patient Services, LLC	First lien senior secured term loan	S +	6.00%	10.56%	7/28/2023	3/8/2026	965	962	961	0.05%
								38,601	38,692	2.03%
Household durables
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.83%	10/20/2023	9/26/2027	$2,297	$136	$126	0.01%
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.78%	9/26/2022	9/26/2027	2,962	2,921	2,909	0.15%
CPS Power Buyer, LLC (6)(23)	First lien senior secured revolving loan	S +	5.50%	9.79%	9/26/2022	9/26/2027	3,036	(44)	(55)	0.00%
CPS Power Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.79%	9/26/2022	9/26/2027	12,783	12,556	12,552	0.66%
Kravet Design LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.55%	11/26/2024	11/26/2030	4,349	(59)	(51)	0.00%
Kravet Design LLC	First lien senior secured term loan	S +	5.25%	9.55%	11/26/2024	11/26/2030	19,639	19,366	19,403	1.01%
Kwalu, LLC	First lien senior secured revolving loan	S +	5.50%	11.03%	9/23/2022	9/23/2027	5,061	619	640	0.03%
Kwalu, LLC	First lien senior secured term loan	S +	5.50%	10.14%	9/23/2022	9/23/2027	30,125	29,785	29,917	1.56%
MacKenzie Childs Acquisition, Inc	First lien senior secured revolving loan	S +	5.50%	9.95%	9/2/2022	9/2/2027	3,374	2,227	2,230	0.12%
MacKenzie Childs Acquisition, Inc	First lien senior secured term loan	S +	5.50%	9.95%	9/2/2022	9/2/2027	16,035	15,924	15,937	0.82%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.30%	1/23/2023	1/23/2028	5,713	5,600	5,656	0.30%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.30%	1/12/2024	1/23/2028	1,982	1,949	1,962	0.09%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.30%	7/29/2024	1/23/2028	5,723	5,636	5,666	0.30%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.21%	11/27/2024	1/23/2028	3,570	2,199	2,203	0.12%
Renovation Systems, LLC	First lien senior secured revolving loan	S +	6.00%	10.31%	1/23/2023	1/23/2028	2,633	2,055	2,080	0.11%
Renovation Systems, LLC	First lien senior secured term loan	S +	6.00%	10.30%	1/23/2023	1/23/2028	32,533	31,996	32,208	1.68%
Storm Smart Buyer LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.44%	7/28/2023	10/5/2026	131	(1)	(1)	0.00%
Storm Smart Buyer LLC	First lien senior secured term loan	S +	6.00%	10.44%	7/28/2023	10/5/2026	885	880	877	0.05%
Trademark Global, LLC	First lien senior secured revolving loan	S +	8.50%	13.06%	7/28/2023	6/30/2027	113	89	27	0.00%
Trademark Global, LLC	First lien senior secured revolving loan	S +	8.50% PIK	13.06%	7/30/2021	6/30/2027	27	25	11	0.00%
Trademark Global, LLC	First lien senior secured term loan	S +	8.50%	13.06%	7/28/2023	6/30/2027	2,310	2,114	924	0.05%
								135,973	135,221	7.06%
Industrial conglomerates
Hultec Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	9.95%	3/31/2023	3/31/2029	$3,915	$153	$157	0.01%
Hultec Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.95%	3/31/2023	3/31/2029	14,171	13,851	13,867	0.72%
								14,004	14,024	0.73%
Insurance
Superior Insurance Partners LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.31%	10/25/2024	10/25/2029	$15,218	$7,055	$7,075	0.37%
Superior Insurance Partners LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.28%	10/25/2024	10/25/2029	1,347	(23)	(22)	0.00%
Superior Insurance Partners LLC	First lien senior secured term loan	S +	5.00%	9.28%	10/25/2024	10/25/2029	9,306	9,141	9,155	0.48%
								16,173	16,208	0.85%
Interactive media and services
Duggal Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	9.05%	9/30/2024	9/30/2030	$5,224	$(46)	$(36)	0.00%
Duggal Acquisition, LLC (6)	First lien senior secured revolving loan	S +	4.75%	9.05%	9/30/2024	9/30/2030	7,319	(128)	(117)	(0.01)%
Duggal Acquisition, LLC	First lien senior secured term loan	S +	4.75%	9.05%	9/30/2024	9/30/2030	20,479	20,113	20,153	1.05%
								19,939	20,000	1.04%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC	First lien senior secured revolving loan	S +	7.00%	11.45%	7/28/2023	12/18/2025	$191	$120	$52	0.00%
Aquatic Sales Solutions, LLC	First lien senior secured term loan	S +	7.00%	11.45%	7/28/2023	12/18/2025	2,669	2,655	1,710	0.09%
DealerOn Holdco, Inc (6)	First lien senior secured revolving loan	S +	6.00%	10.44%	7/28/2023	5/19/2026	314	(1)	(2)	0.00%
DealerOn Holdco, Inc	First lien senior secured term loan	S +	6.00%	10.44%	7/28/2023	5/19/2026	20,493	20,392	20,358	1.06%
								23,166	22,118	1.15%
IT services
BSC Top Shelf Blocker LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.58%	6/28/2024	6/28/2029	$2,256	$(32)	$(29)	0.00%
BSC Top Shelf Blocker LLC	First lien senior secured term loan	S +	5.25%	9.58%	6/28/2024	6/28/2029	15,990	15,758	15,783	0.82%
Dynamic Campus Acquisition, Inc. (6)	First lien senior secured delayed draw term loan	S +	4.75%	9.05%	2/14/2025	2/14/2031	10,220	(144)	(125)	(0.01)%
Dynamic Campus Acquisition, Inc. (6)	First lien senior secured revolving loan	S +	4.75%	9.05%	2/14/2025	2/14/2031	3,044	(43)	(37)	—%
Dynamic Campus Acquisition, Inc.	First lien senior secured term loan	S +	4.75%	9.05%	2/14/2025	2/14/2031	11,214	11,057	11,076	0.58%
E-Phoenix Acquisition Co. Inc	First lien senior secured revolving loan	S +	5.50%	10.82%	7/28/2023	6/23/2027	75	52	52	—%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
E-Phoenix Acquisition Co. Inc	First lien senior secured term loan	S +	5.50%	9.95%	7/28/2023	6/23/2027	1,339	1,335	1,332	0.07%
FreshAddress, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.70%	7/28/2023	10/5/2025	30	—	—	—%
FreshAddress, LLC	First lien senior secured term loan	S +	5.25%	9.70%	7/28/2023	10/5/2025	1,630	1,629	1,628	0.09%
Icreon Holdings, LLC	First lien senior secured revolving loan	S +	6.50%	11.06%	10/26/2022	10/26/2027	1,071	522	522	0.03%
Icreon Holdings, LLC	First lien senior secured term loan	S +	6.50%	11.06%	10/26/2022	10/26/2027	12,986	12,810	12,823	0.67%
P and R Dental Strategies, LLC	First lien senior secured revolving loan	S +	5.50%	10.06%	7/28/2023	12/22/2026	23	13	13	—%
P and R Dental Strategies, LLC	First lien senior secured term loan	S +	5.50%	10.06%	7/28/2023	12/22/2026	618	614	613	0.03%
Palmetto Technology Group, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.33%	1/3/2024	1/3/2029	10,751	10,574	10,620	0.55%
Palmetto Technology Group, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.33%	2/26/2024	1/3/2029	9,400	9,241	9,285	0.48%
Palmetto Technology Group, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.33%	5/20/2025	1/3/2029	11,325	478	478	0.02%
Palmetto Technology Group, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.33%	1/3/2024	1/3/2029	2,860	(47)	(35)	0.00%
Palmetto Technology Group, LLC	First lien senior secured term loan	S +	5.00%	9.33%	1/3/2024	1/3/2029	6,277	6,171	6,200	0.32%
								69,988	70,199	3.65%
Leisure equipment and products
Champion Motorsports Group, LLC (6)	First lien senior secured revolving loan	P +	5.25%	12.75%	7/28/2023	10/8/2026	$56	$—	$—	0.00%
Champion Motorsports Group, LLC	First lien senior secured term loan	S +	6.25%	10.66%	7/28/2023	10/8/2026	1,646	1,638	1,633	0.09%
MacNeill Pride Group Corp	First lien senior secured delayed draw term loan	S +	6.25%	10.81%	7/28/2023	4/22/2026	351	350	350	0.02%
MacNeill Pride Group Corp (6)	First lien senior secured revolving loan	S +	6.25%	10.81%	7/28/2023	4/22/2026	287	(1)	(1)	0.00%
MacNeill Pride Group Corp	First lien senior secured term loan	S +	6.25%	10.81%	7/28/2023	4/22/2026	804	803	802	0.04%
TruBlue LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.58%	1/11/2024	1/11/2029	2,331	(33)	(30)	0.00%
TruBlue LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.58%	1/11/2024	1/11/2029	1,430	(20)	(19)	0.00%
TruBlue LLC	First lien senior secured term loan	S +	5.25%	9.58%	1/11/2024	1/11/2029	5,147	5,071	5,076	0.27%
								7,808	7,811	0.42%
Leisure products
PHGP MB Purchaser, Inc	First lien senior secured delayed draw term loan	S +	6.00%+ 0.50% PIK	11.05%	7/28/2023	5/20/2027	$78	$77	$70	0.00%
PHGP MB Purchaser, Inc (6)(24)	First lien senior secured revolving loan	S +	6.00%	6.00%	7/28/2023	5/20/2027	75	(1)	(7)	0.00%
PHGP MB Purchaser, Inc	First lien senior secured term loan	S +	6.00% + 0.50% PIK	11.06%	7/28/2023	5/20/2027	1,048	1,036	947	0.05%
								1,112	1,010	0.05%
Life sciences tools and services
Aptitude Health Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.81%	7/28/2023	5/3/2026	$267	$(1)	$(1)	0.00%
Aptitude Health Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.81%	7/28/2023	5/3/2026	1,075	1,071	1,071	0.06%
CR Services Intermediate, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.06%	7/28/2023	7/28/2028	188	120	116	0.01%
CR Services Intermediate, LLC	First lien senior secured revolving loan	S +	6.50%	11.06%	7/28/2023	7/28/2028	38	18	17	0.00%
CR Services Intermediate, LLC	First lien senior secured term loan	S +	6.50%	11.06%	7/28/2023	7/28/2028	459	446	439	0.02%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
ERG Buyer, LLC	First lien senior secured delayed draw term loan	6.00% Cash + 4.50% PIK		10.50%	2/26/2024	2/26/2026	349	347	342	0.02%
ERG Buyer, LLC	First lien senior secured revolving loan	6.00% Cash + 4.50% PIK		10.50%	2/26/2024	2/26/2026	5,300	5,269	5,192	0.27%
ERG Buyer, LLC	First lien senior secured term loan	6.00% Cash + 4.50% PIK		10.50%	2/26/2024	2/26/2026	36,704	36,506	35,966	1.88%
Health and Wellness Partners LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.18%	3/12/2025	3/12/2030	5,808	(94)	(86)	0.00%
Health and Wellness Partners LLC	First lien senior secured revolving loan	S +	5.00%	9.18%	3/12/2025	3/12/2030	2,480	488	492	0.03%
Health and Wellness Partners LLC	First lien senior secured term loan	S +	5.00%	9.18%	3/12/2025	3/12/2030	21,726	21,364	21,400	1.12%
								65,534	64,948	3.41%
Machinery
Abrasive Technology Intermediate, LLC	First lien senior secured revolving loan	S +	6.25%	10.81%	7/28/2023	4/30/2026	$173	$155	$155	0.01%
Abrasive Technology Intermediate, LLC	First lien senior secured term loan	S +	6.25%	10.81%	7/28/2023	4/30/2026	1,975	1,963	1,963	0.10%
Bakery Manufacturing Company (6)	First lien senior secured revolving loan	S +	5.25%	9.58%	11/1/2024	11/1/2028	2,898	(40)	(33)	0.00%
Bakery Manufacturing Company	First lien senior secured term loan	S +	5.25%	9.58%	11/1/2024	11/1/2028	17,202	16,981	17,015	0.89%
DNS-IMI Acquisition Corp	First lien senior secured revolving loan	P +	4.25%	11.75%	7/28/2023	11/23/2026	56	3	3	0.00%
DNS-IMI Acquisition Corp	First lien senior secured term loan	S +	5.25%	9.70%	7/28/2023	11/23/2026	1,407	1,401	1,398	0.07%
Double E Company, LLC	First lien senior secured revolving loan	S +	6.75%	11.52%	6/21/2022	6/21/2028	3,110	2,863	2,548	0.13%
Double E Company, LLC	First lien senior secured term loan	S +	4.00% + 2.75% PIK	11.20%	6/21/2022	6/21/2028	18,817	18,658	16,766	0.88%
Kittyhawk, Inc (6)	First lien senior secured revolving loan	S +	5.25%	9.55%	5/1/2024	5/1/2029	3,571	(55)	(50)	0.00%
Kittyhawk, Inc	First lien senior secured term loan	S +	5.25%	9.55%	5/1/2024	5/1/2029	15,101	14,860	14,879	0.78%
L&J Holding Company LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	9.05%	7/29/2024	7/29/2030	9,823	(83)	(65)	0.00%
L&J Holding Company LLC (6)	First lien senior secured revolving loan	S +	4.75%	9.05%	7/29/2024	7/29/2030	2,204	(37)	(34)	0.00%
L&J Holding Company LLC	First lien senior secured term loan	S +	4.75%	9.05%	7/29/2024	7/29/2030	11,699	11,495	11,519	0.60%
My Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.05%	1/26/2024	1/26/2030	3,131	3,083	3,087	0.16%
My Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.05%	1/26/2024	1/26/2030	2,360	(36)	(33)	0.00%
My Buyer, LLC	First lien senior secured term loan	S +	5.75%	10.05%	1/26/2024	1/26/2030	7,830	7,705	7,714	0.40%
SPG Holdco, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.51%	5/16/2025	12/1/2028	1,782	1,212	1,212	0.06%
SPG Holdco, LLC	First lien senior secured revolving loan	S +	6.00%	10.32%	12/1/2023	12/1/2028	2,070	379	384	0.02%
SPG Holdco, LLC	First lien senior secured term loan	S +	6.00%	10.47%	12/1/2023	12/1/2028	10,527	10,336	10,373	0.54%
USSC Holding Corp	First lien senior secured delayed draw term loan	S +	5.25%	9.58%	6/21/2024	6/21/2030	10,079	9,912	9,947	0.52%
USSC Holding Corp	First lien senior secured revolving loan	S +	5.25%	9.55%	6/21/2024	6/21/2030	7,177	2,034	2,060	0.11%
USSC Holding Corp	First lien senior secured term loan	S +	5.25%	9.55%	6/21/2024	6/21/2030	34,605	33,995	34,137	1.78%
								136,784	134,945	7.05%
Media
Barkley, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.43%	9/29/2023	9/29/2028	$2,300	$(39)	$(33)	0.00%
Barkley, LLC	First lien senior secured term loan	S +	6.00%	10.43%	9/29/2023	9/29/2028	43,565	42,829	42,944	2.24%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Best Version Media Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.82%	12/31/2024	12/31/2030	2,897	(46)	(42)	0.00%
Best Version Media Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.82%	12/31/2024	12/31/2030	30,190	29,709	29,751	1.55%
Creative Outdoor Holding Inc (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.30%	6/26/2025	6/26/2030	8,741	(109)	(109)	(0.01)%
Creative Outdoor Holding Inc (6)	First lien senior secured revolving loan	S +	5.00%	9.30%	6/26/2025	6/26/2030	4,168	(63)	(52)	0.00%
Creative Outdoor Holding Inc	First lien senior secured term loan	S +	5.00%	9.30%	6/26/2025	6/26/2030	18,356	18,127	18,127	0.95%
Datum Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.57%	10/30/2024	4/30/2030	2,146	(41)	(32)	0.00%
Datum Acquisition, LLC	First lien senior secured term loan	S +	5.25%	9.57%	10/30/2024	4/30/2030	24,131	23,735	23,770	1.24%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.06%	12/22/2023	12/9/2026	2,822	2,789	2,792	0.15%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.06%	8/1/2024	12/9/2026	5,104	1,693	1,708	0.09%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.06%	7/28/2023	12/9/2026	219	217	217	0.01%
Exclusive Concepts, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.06%	7/28/2023	12/9/2026	23	—	—	0.00%
Exclusive Concepts, LLC	First lien senior secured term loan	S +	6.50%	11.06%	7/28/2023	12/9/2026	3,472	3,429	3,436	0.18%
Infolinks Media Buyco, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	7/28/2023	11/1/2026	2,073	2,055	2,055	0.11%
Infolinks Media Buyco, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.80%	7/28/2023	11/1/2026	38	—	—	0.00%
Infolinks Media Buyco, LLC	First lien senior secured term loan	S +	5.50%	9.80%	7/28/2023	11/1/2026	19,863	19,694	19,696	1.03%
Merge USA, Inc (6)	First lien senior secured revolving loan	S +	4.75%	9.05%	2/28/2025	2/28/2030	2,515	(35)	(31)	0.00%
Merge USA, Inc	First lien senior secured term loan	S +	4.75%	9.05%	2/28/2025	2/28/2030	11,234	11,075	11,095	0.58%
North & Warren, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.75%	1/31/2025	1/31/2030	954	(13)	(12)	0.00%
North & Warren, LLC	First lien senior secured term loan	S +	5.50%	9.75%	1/31/2025	1/31/2030	2,961	2,921	2,925	0.15%
NTM Acquisition Corp (6)	First lien senior secured revolving loan	S +	6.75%	11.20%	12/18/2023	6/18/2026	1,809	(12)	(13)	0.00%
NTM Acquisition Corp	First lien senior secured term loan	S +	6.75%	11.20%	12/18/2023	6/18/2026	12,096	11,999	12,003	0.63%
Optimized Marketing Acquisition, LLC	First lien senior secured revolving loan	S +	6.25%	10.69%	8/19/2022	8/19/2027	3,383	3,181	3,112	0.16%
Optimized Marketing Acquisition, LLC	First lien senior secured term loan	S +	6.25%	10.69%	8/19/2022	8/19/2027	25,511	25,223	24,745	1.29%
Outerbox, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.33%	6/7/2024	6/7/2028	4,077	(45)	(40)	0.00%
Outerbox, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.33%	6/7/2024	6/7/2028	2,280	(25)	(22)	0.00%
Outerbox, LLC	First lien senior secured term loan	S +	5.00%	9.33%	6/7/2024	6/7/2028	18,118	17,914	17,939	0.94%
Peninsula MMGY Corporation (6)(25)	First lien senior secured revolving loan	S +	5.50%	9.80%	10/26/2023	4/26/2029	3,691	(74)	(53)	0.00%
Peninsula MMGY Corporation	First lien senior secured term loan	S +	5.50%	9.80%	10/26/2023	4/26/2029	10,261	10,044	10,115	0.53%
Peninsula MMGY Corporation	First lien senior secured term loan	S +	5.50%	9.80%	4/4/2025	4/26/2029	13,246	13,058	13,057	0.68%
The Channel Company, LLC	First lien senior secured revolving loan	S +	6.75%	11.29%	7/28/2023	11/1/2027	62	26	23	0.00%
The Channel Company, LLC	First lien senior secured term loan	S +	2.50% + 4.25% PIK	11.31%	7/28/2023	11/1/2027	2,444	2,428	2,308	0.12%
WTWH Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.94%	12/16/2022	12/16/2027	1,638	(21)	(24)	0.00%
WTWH Buyer, LLC	First lien senior secured term loan	S +	6.50%	10.94%	12/16/2022	12/16/2027	14,068	13,856	13,862	0.72%
								255,479	255,217	13.34%
Metals and mining
Copperweld Group, Inc	First lien senior secured revolving loan	S +	6.00%	10.56%	7/28/2023	3/31/2026	$1,535	$663	$665	0.03%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Copperweld Group, Inc	First lien senior secured term loan	S +	6.00%	10.56%	7/28/2023	3/31/2026	2,950	2,943	2,947	0.15%
								3,606	3,612	0.18%
Multiline retail
HEC Purchaser Corp. (6)	First lien senior secured revolving loan	S +	5.50%	9.72%	6/17/2024	6/17/2029	$7,843	$(94)	$(82)	0.00%
HEC Purchaser Corp.	First lien senior secured term loan	S +	5.50%	9.72%	6/17/2024	6/17/2029	49,955	49,298	49,391	2.58%
								49,204	49,309	2.58%
Pharmaceuticals
Formulated Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.06%	7/28/2023	9/22/2026	$317	$316	$280	0.01%
Formulated Buyer, LLC	First lien senior secured revolving loan	S +	5.75%	11.33%	7/28/2023	9/22/2026	200	86	63	0.00%
Formulated Buyer, LLC	First lien senior secured term loan	S +	6.75%	11.33%	7/28/2023	9/22/2026	487	486	430	0.02%
								888	773	0.03%
Personal products
Cosmetic Solutions LLC (8)	First lien senior secured delayed draw term loan	S +	5.75% + 0.75% PIK	11.06%	7/28/2023	10/17/2025	$380	$373	$92	0.00%
Cosmetic Solutions LLC (8)	First lien senior secured revolving loan	S +	6.50%	11.06%	7/28/2023	10/17/2025	344	86	(168)	(0.01)%
Cosmetic Solutions LLC (8)	First lien senior secured term loan	S +	5.75% + 0.75% PIK	11.06%	7/28/2023	10/17/2025	2,907	2,845	707	0.04%
								3,304	631	0.03%
Professional services
CSL Intermediate Acquisition LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.58%	11/8/2024	11/8/2029	$1,692	$(26)	$(23)	0.00%
CSL Intermediate Acquisition LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.58%	11/8/2024	11/8/2029	861	(13)	(12)	0.00%
CSL Intermediate Acquisition LLC	First lien senior secured term loan	S +	5.25%	9.58%	11/8/2024	11/8/2029	3,728	3,671	3,676	0.19%
Helpware, Inc	First lien senior secured revolving loan	S +	5.75%	10.31%	9/8/2022	9/8/2026	5,061	2,780	2,733	0.14%
Helpware, Inc	First lien senior secured term loan	S +	5.75% + 1.25% PIK	11.56%	9/8/2022	9/8/2026	14,033	13,953	13,845	0.72%
Keystone Partners, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.55%	10/25/2024	10/25/2028	2,272	837	841	0.04%
Keystone Partners, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.53%	10/25/2024	10/25/2028	1,347	(17)	(15)	0.00%
Keystone Partners, LLC	First lien senior secured term loan	S +	5.25%	9.53%	10/25/2024	10/25/2028	13,243	13,072	13,094	0.68%
Stax Holding Company, LLC (6)(26)	First lien senior secured revolving loan	S +	5.00%	9.45%	7/28/2023	10/29/2026	60	—	—	0.00%
Stax Holding Company, LLC	First lien senior secured term loan	S +	5.00%	9.45%	7/28/2023	10/29/2026	614	613	612	0.03%
								34,870	34,751	1.80%
Real estate management and development
BBG, Inc (27)	First lien senior secured revolving loan	S +	6.75%	11.31%	7/28/2023	1/8/2026	$233	$225	$221	0.01%
BBG, Inc	First lien senior secured term loan	S +	6.50% + 0.25% PIK	11.31%	7/28/2023	1/8/2026	1,971	1,933	1,902	0.10%
MetaSource, LLC	First lien senior secured revolving loan	S +	6.75%	11.19%	7/28/2023	5/17/2027	75	36	36	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
MetaSource, LLC	First lien senior secured term loan	S +	6.25% + 0.50% PIK	11.31%	7/28/2023	5/17/2027	921	915	913	0.05%
								3,109	3,072	0.16%
Semiconductors and semiconductor equipment
Altamira Material Solutions, LP	First lien senior secured revolving loan	S +	6.00%	10.45%	7/28/2023	9/2/2026	$45	$34	$34	0.00%
Altamira Material Solutions, LP	First lien senior secured term loan	S +	6.00%	10.45%	7/28/2023	9/2/2026	1,012	1,008	1,007	0.05%
								1,042	1,041	0.05%
Software
Affinitiv Inc (6)	First lien senior secured revolving loan	S +	7.00%	11.56%	7/28/2023	7/26/2027	$186	$(2)	$(2)	0.00%
Affinitiv Inc	First lien senior secured term loan	S +	7.00%	11.56%	7/28/2023	7/26/2027	2,240	2,214	2,222	0.12%
Genius Bidco, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.55%	5/1/2024	5/1/2030	4,661	(38)	(29)	0.00%
Genius Bidco, LLC (28)	First lien senior secured revolving loan	S +	5.25%	9.55%	5/1/2024	5/1/2030	3,571	419	423	0.02%
Genius Bidco, LLC	First lien senior secured term loan	S +	5.25%	9.55%	5/1/2024	5/1/2030	12,584	12,370	12,395	0.65%
GPSTrackit Holdings, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.30%	3/29/2024	3/29/2029	1,958	1,920	1,921	0.10%
GPSTrackit Holdings, LLC	First lien senior secured revolving loan	S +	6.00%	11.68%	3/29/2024	3/29/2029	4,429	2,281	2,280	0.12%
GPSTrackit Holdings, LLC	First lien senior secured term loan	S +	6.00%	10.30%	3/29/2024	3/29/2029	32,320	31,700	31,721	1.66%
GS XX Corporation (6)	First lien senior secured revolving loan	S +	4.75%	9.05%	4/19/2024	4/19/2029	2,381	(36)	(34)	0.00%
GS XX Corporation	First lien senior secured term loan	S +	4.75%	9.05%	4/19/2024	4/19/2029	16,779	16,512	16,534	0.86%
Shasta Buyer, LLC (6)	First lien senior secured revolving loan	S +	4.75%	9.05%	11/12/2024	11/12/2030	4,307	(56)	(50)	0.00%
Shasta Buyer, LLC	First lien senior secured term loan	S +	4.75%	9.05%	11/12/2024	11/12/2030	20,293	20,020	20,054	1.05%
ShiftKey, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.31%	7/28/2023	6/21/2027	110	(1)	(2)	0.00%
ShiftKey, LLC	First lien senior secured term loan	S +	5.75%	10.31%	7/28/2023	6/21/2027	3,640	3,624	3,560	0.19%
								90,927	90,993	4.77%
Specialty retail
Dykstras Auto LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	7/28/2023	10/22/2027	$182	$180	$179	0.01%
Dykstras Auto LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.79%	7/28/2023	10/22/2027	149	87	87	0.00%
Dykstras Auto LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	4/14/2025	10/22/2027	5,046	(69)	(85)	0.00%
Dykstras Auto LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.80%	7/28/2023	10/22/2027	1,992	(27)	(33)	0.00%
Dykstras Auto LLC	First lien senior secured term loan	S +	5.50%	9.80%	7/28/2023	10/22/2027	3,023	2,982	2,972	0.16%
Fastlap, LLC	First lien senior secured revolving loan	S +	2.15% + 3.35% PIK	9.82%	6/20/2024	6/20/2029	2,266	1,538	1,556	0.08%
Fastlap, LLC	First lien senior secured term loan	S +	2.15% + 3.35% PIK	9.80%	6/20/2024	6/20/2029	10,075	9,838	9,922	0.52%
Kaizen Auto Care, LLC	First lien senior secured revolving loan	5.00%		5.00%	3/1/2024	12/22/2026	152	111	80	0.00%
Kaizen Auto Care, LLC	First lien senior secured term loan	5.00%		5.00%	7/28/2023	12/22/2027	1,345	1,337	1,070	0.06%
Leonard Group, Inc	First lien senior secured revolving loan	S +	6.50%	11.06%	7/28/2023	2/26/2027	234	76	76	0.00%
Leonard Group, Inc	First lien senior secured term loan	S +	6.50%	11.06%	7/28/2023	2/26/2027	1,308	1,300	1,294	0.07%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Pink Lily Holdings, LLC (6)	First lien senior secured revolving loan	S +	7.00% PIK	11.50%	7/28/2023	11/16/2027	31	—	(3)	0.00%
Pink Lily Holdings, LLC	First lien senior secured term loan	S +	7.00% PIK	11.50%	7/28/2023	11/16/2027	1,357	1,334	1,233	0.06%
								18,687	18,348	0.96%
Textiles, apparel and luxury goods
Lakeshirts LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.33%	12/30/2024	12/20/2030	$7,989	$(37)	$(19)	0.00%
Lakeshirts LLC	First lien senior secured revolving loan	S +	5.00%	9.33%	12/30/2024	12/30/2030	11,650	6,883	6,906	0.36%
Lakeshirts LLC	First lien senior secured term loan	S +	5.00%	9.33%	12/30/2024	12/30/2030	29,994	29,723	29,778	1.56%
								36,569	36,665	1.92%
Trading companies and distributors
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	9.80%	7/28/2023	4/9/2027	$571	$564	$567	0.03%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	9.83%	7/28/2023	4/9/2027	100	99	99	0.01%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	9.83%	12/12/2023	4/9/2027	4,128	4,083	4,092	0.21%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	9.83%	7/1/2024	4/9/2027	10,255	55	63	0.00%
AFC-Dell Holding Corp (29)	First lien senior secured revolving loan	S +	5.50%	9.83%	7/28/2023	10/9/2026	156	30	30	0.00%
AFC-Dell Holding Corp	First lien senior secured term loan	S +	5.50%	9.78%	7/28/2023	4/9/2027	5,447	5,389	5,399	0.28%
American Equipment Systems LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.73%	7/28/2023	11/5/2026	37	36	36	0.00%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	10.74%	7/28/2023	11/5/2026	69	69	69	0.00%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	10.74%	3/15/2024	11/5/2026	930	920	921	0.05%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	10.73%	7/28/2023	11/5/2026	315	312	312	0.02%
Ascent Lifting, Inc (6)	First lien senior secured revolving loan	S +	5.25%	9.68%	9/9/2022	9/9/2027	2,500	(37)	(36)	0.00%
Ascent Lifting, Inc	First lien senior secured term loan	S +	5.25%	9.68%	9/9/2022	9/9/2027	16,605	16,491	16,346	0.85%
AWI Group, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.05%	8/1/2024	8/1/2029	4,467	4,394	4,399	0.23%
AWI Group, LLC	First lien senior secured revolving loan	S +	5.75%	10.04%	8/1/2024	8/1/2029	10,420	7,332	7,345	0.38%
AWI Group, LLC	First lien senior secured term loan	S +	5.75%	10.05%	8/1/2024	8/1/2029	54,922	54,005	54,082	2.82%
Banner Buyer, LLC	First lien senior secured delayed draw term loan	S +	2.75% + 3.50% PIK	10.70%	7/28/2023	5/31/2026	565	564	525	0.03%
Banner Buyer, LLC	First lien senior secured revolving loan	S +	2.75% + 3.50% PIK	10.70%	7/28/2023	5/31/2026	370	—	(25)	0.00%
Banner Buyer, LLC	First lien senior secured term loan	S +	2.75% + 3.50% PIK	10.70%	7/28/2023	5/31/2026	1,361	1,358	1,266	0.07%
CAP KSI Holdings LLC (30)	First lien senior secured revolving loan	S +	5.25%	9.56%	6/28/2024	6/28/2030	7,145	5,864	5,874	0.31%
CAP KSI Holdings LLC	First lien senior secured term loan	S +	5.25%	9.54%	6/28/2024	6/28/2030	51,316	50,639	50,740	2.65%
Eastern Communications Solutions, Inc. (6)	First lien senior secured revolving loan	S +	5.00%	9.30%	12/30/2024	12/30/2030	3,240	(45)	(39)	0.00%
Eastern Communications Solutions, Inc.	First lien senior secured term loan	S +	5.00%	9.30%	12/30/2024	12/30/2030	12,549	12,376	12,399	0.65%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Empire Equipment Company, LLC	First lien senior secured revolving loan	S +	6.25%	10.69%	7/28/2023	1/17/2026	439	188	186	0.01%
Empire Equipment Company, LLC	First lien senior secured term loan	S +	6.25%	10.69%	7/28/2023	1/17/2026	1,603	1,600	1,597	0.08%
Lehman Pipe Buyer, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.33%	6/13/2025	8/30/2030	5,436	(81)	(81)	0.00%
Lehman Pipe Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.33%	8/30/2024	8/30/2030	6,324	(107)	(95)	0.00%
Lehman Pipe Buyer, LLC	First lien senior secured term loan	S +	5.00%	9.33%	8/30/2024	8/30/2030	37,774	37,144	37,207	1.94%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.06%	8/5/2022	8/5/2028	3,177	3,149	3,156	0.16%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.00%	3/29/2024	8/5/2028	7,154	7,024	7,106	0.37%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.97%	10/31/2024	8/5/2028	8,409	6,617	6,630	0.34%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.93%	8/5/2022	8/5/2028	2,660	2,627	2,642	0.14%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.01%	8/5/2022	8/5/2028	2,681	2,644	2,663	0.14%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.85%	12/1/2023	8/5/2028	4,648	4,565	4,617	0.24%
NEFCO Holding Company, LLC	First lien senior secured revolving loan	P +	4.75%	12.25%	8/5/2022	8/5/2028	7,269	1,556	1,590	0.08%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	5.75%	10.01%	12/1/2023	8/5/2028	649	637	645	0.03%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	5.75%	10.03%	8/13/2024	8/5/2028	2,564	2,546	2,547	0.13%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	5.75%	10.00%	8/5/2022	8/5/2028	17,472	17,195	17,355	0.91%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	5.75%	9.99%	10/31/2024	8/5/2028	3,394	3,364	3,371	0.18%
Triad Technologies, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.70%	7/28/2023	6/8/2026	332	(2)	(2)	0.00%
Triad Technologies, LLC	First lien senior secured term loan	S +	5.25%	9.70%	7/28/2023	6/8/2026	1,176	1,169	1,167	0.06%
Value Added Distributors, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.97%	12/19/2024	12/19/2029	3,768	(54)	(45)	0.00%
Value Added Distributors, LLC	First lien senior secured term loan	S +	4.75%	8.97%	12/19/2024	12/19/2029	11,210	11,060	11,074	0.58%
Vintage Parts, Inc (6)	First lien senior secured revolving loan	S +	5.75%	10.05%	3/28/2025	3/28/2029	1,564	(18)	(16)	0.00%
Vintage Parts, Inc	First lien senior secured term loan	S +	5.75%	10.05%	3/28/2025	3/28/2029	16,550	16,346	16,385	0.86%
Wolf Gordon Inc	First lien senior secured revolving loan	P +	4.25%	11.75%	5/1/2024	5/1/2029	3,809	789	794	0.04%
Wolf Gordon Inc	First lien senior secured term loan	S +	5.25%	9.58%	5/1/2024	5/1/2029	27,699	27,193	27,242	1.41%
								311,649	312,199	16.29%
Water utilities
Diamondback Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.33%	10/15/2024	7/22/2026	$3,652	$3,629	$3,636	0.19%
Diamondback Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.33%	7/28/2023	7/22/2026	75	—	—	0.00%
Diamondback Buyer, LLC	First lien senior secured term loan	S +	5.00%	9.31%	7/28/2023	7/22/2026	1,413	1,408	1,406	0.06%
								5,037	5,042	0.25%
Total non-controlled/non-affiliated senior secured debt								$3,518,638	$3,512,520	183.47%
Non-controlled/non-affiliated sponsor subordinated notes
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK		19.50%	7/28/2023	7/17/2026	$17	$16	$16	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)	Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Total non-controlled/non-affiliated sponsor subordinated notes							16	16	0.01%
Total non-controlled/non-affiliated investments							$3,518,654	$3,512,536	183.49%
Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (31)(32)(33)	Equity - 16.47% membership interest						$80,938	$91,853	4.80%
Twin Brook Segregated Equity Holdings, LLC (31)(32)(33)	Equity - 2.11% membership interest						19	15	0.00%
Total non-controlled/affiliated investments							80,957	91,868	4.80%
Total investments							$3,599,611	$3,604,404	188.28%
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
(5)Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“Term SOFR” or “S”), the Canadian Overnight Repo Rate Average (“Term CORRA” or “T”) and/or an alternate base rate (e.g. prime rate (“P”)), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the applicable margin has been provided over Term SOFR based on each respective credit agreement. As of June 30, 2025, the reference rates for the floating rate loans were the Term SOFR of 4.45%, the Prime Rate of 7.50%, and the Term CORRA of 2.75%. In some circumstances, interest may be paid-in-kind (“PIK”) rather than cash, resulting in an increased principal amount.
(6)Represents revolvers and delayed draw term loans where the entire balance is unfunded as of June 30, 2025. The negative fair value is a result of the commitment being valued below par. Refer to Note 8 for further information.
(7)Represents investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2025, non-qualifying assets represented approximately 3.17% of the total assets of the Company.
(8)Indicates Loan was on non-accrual status as of June 30, 2025.
(9)Principal balance includes reserve for letter of credit of $50,775 on which the borrower pays 5.00%.
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
(14)Principal balance includes reserve for letter of credit of $832,337 on which the borrower pays 5.75%.
(15)Principal balance includes reserve for letter of credit of $30,948 on which the borrower pays 6.00%.
(16)Principal balance includes reserve for letter of credit of $7,896 on which the borrower pays 6.50%.
(17)Principal balance includes reserve for letter of credit of $5,240 on which the borrower pays 6.00%.
(18)Principal balance includes reserve for letter of credit of $163,717 on which the borrower pays 6.25%.
(19)Principal balance includes reserve for letter of credit of $147,760 on which the borrower pays 0.00%.
(20)Principal balance includes reserve for letter of credit of $16,960 on which the borrower pays 4.75%.
(21)Principal balance includes reserve for letter of credit of $168,934 on which the borrower pays 6.00%.
(22)Principal balance includes reserve for letter of credit of $605,383 on which the borrower pays 5.50%.
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)
(23)Principal balance includes reserve for letter of credit of $948,688 on which the borrower pays 5.50%.
(24)Principal balance includes reserve for letter of credit of $5,625 on which the borrower pays 6.00%.
(25)Principal balance includes reserve for letter of credit of $62,209 on which the borrower pays 5.50%.
(26)Principal balance includes reserve for letter of credit of $2,248 on which the borrower pays 5.00%.
(27)Principal balance includes reserve for letter of credit of $3,517 on which the borrower pays 6.75%.
(28)Principal balance includes reserve for letter of credit of $238,050 on which the borrower pays 5.25%.
(29)Principal balance includes reserve for letter of credit of $6,240 on which the borrower pays 5.50%.
(30)Principal balance includes reserve for letter of credit of $505,140 on which the borrower pays 5.25%.
(31)As a practical expedient, the Company uses net asset value to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.
(32)Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities is $91,868 or 4.80% of the Company's net assets.
(33)Non-income producing investment.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation/ (Depreciation)
Wells Fargo Bank, National Association	USD 332	CAD 459	7/25/2025	$(6)
Total				$(6)

Currency Abbreviations:
USD - U.S. Dollar
CAD - Canadian Dollar
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation/(Depreciation)
Morgan Stanley Capital Services, LLC	Series A, Tranche A Notes	7.6900%	S + 3.547%	3/19/2027	$90,000	$721	$—	$721
Morgan Stanley Capital Services, LLC	Series A, Tranche B Notes	7.7800%	S + 3.8660%	3/19/2029	150,000	2,532	—	2,532
MUFG Bank, Ltd.	Series B, Tranche A Notes	6.4200%	S + 3.1224%	10/15/2028	20,000	(144)	—	(144)
MUFG Bank, Ltd.	Series B, Tranche A Notes	6.4200%	S + 3.1158%	10/15/2028	65,000	(457)	—	(457)
Wells Fargo Bank, N.A.	Series B, Tranche C Notes	6.5200%	S + 3.1810%	10/15/2029	100,000	(814)	—	(814)
Morgan Stanley Capital Services, LLC	Series B, Tranche C Notes	6.5200%	S + 3.3840%	10/15/2029	50,000	(579)	—	(579)
MUFG Bank, Ltd.	Series B, Tranche C Notes	6.5200%	S + 3.2432%	10/15/2029	50,000	(558)	—	(558)
MUFG Bank, Ltd.	Series B, Tranche C Notes	6.5200%	S + 3.2659%	10/15/2029	90,000	(1,083)	—	(1,083)
Regions Bank	Series C, Tranche A Notes	6.0500%	S + 2.5070%	5/30/2028	25,000	53	—	53
Regions Bank	Series C, Tranche B Notes	6.4000%	S + 2.8595%	3/30/2030	75,000	187	—	187
Total						$(142)	$—	$(142)
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands)
(Unaudited)

Interest Rate Options
Counterparty	Instrument	Company Receives	Company Sold	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation/(Depreciation)
Wells Fargo Bank, N.A.	Sold SOFR Floor with Annuitized Premium	0.08% Semiannual premium	1.00% 3M SOFR Floor	4/15/2029	$100,000	215	—	215
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annuitized Premium	0.09% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	50,000	131	—	131
MUFG Bank, Ltd.	Sold SOFR Floor with Annuitized Premium	0.06% Quarterly premium	1.00% 3M SOFR Floor	7/15/2028	20,000	29	—	29
MUFG Bank, Ltd.	Sold SOFR Floor with Annuitized Premium	0.09% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	50,000	108	—	108
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annuitized Premium	0.07% Semiannual premium	1.00% 3M SOFR Floor	12/19/2026	90,000	43	—	43
MUFG Bank, Ltd.	Sold SOFR Floor with Annuitized Premium	0.06% Quarterly premium	1.00% 3M SOFR Floor	7/15/2028	65,000	93	—	93
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annuitized Premium	0.11% Semiannual premium	1.00% 3M SOFR Floor	9/19/2028	150,000	324	—	324
MUFG Bank, Ltd.	Sold SOFR Floor with Annuitized Premium	0.09% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	90,000	194	—	194
Total						$1,137	$—	$1,137
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

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Interest Rate Options
Counterparty	Instrument	Company Receives	Company Sold	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation/(Depreciation)
Wells Fargo Bank, N.A.	Sold SOFR Floor with Annuitized Premium	0.08% Semiannual premium	1.00% 3M SOFR Floor	4/15/2029	$100,000	152	—	152
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annuitized Premium	0.09% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	50,000	96	—	96
MUFG Bank, Ltd.	Sold SOFR Floor with Annuitized Premium	0.0604% Quarterly premium	1.00% 3M SOFR Floor	7/15/2028	20,000	21	—	21
MUFG Bank, Ltd.	Sold SOFR Floor with Annuitized Premium	0.0919% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	50,000	76	—	76
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annuitized Premium	0.0700% Semiannual premium	1.00% 3M SOFR Floor	12/19/2026	90,000	37	—	37
MUFG Bank, Ltd.	Sold SOFR Floor with Annuitized Premium	0.0642% Quarterly premium	1.00% 3M SOFR Floor	7/15/2028	65,000	67	—	67
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annuitized Premium	0.1100% Semiannual premium	1.00% 3M SOFR Floor	9/19/2028	150,000	226	—	226
MUFG Bank, Ltd.	Sold SOFR Floor with Annuitized Premium	0.0935% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	90,000	137	—	137
Total						$812	$—	$812
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
Upon prepayment of investments in debt instruments, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as “Interest” income on the consolidated statements of operations. Interest received in-kind, computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment and reported as “Interest” income on the consolidated statements of operations. The Company records dividend income from private securities pursuant to the terms of the respective investments. Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the earlier of record or payment date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies, as applicable. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Fund will not record distributions from equity investments in LLCs and LPs as dividend income unless there

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
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
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s financing facilities and unsecured notes.  Such financing costs are capitalized and amortized over the life of the facility or the notes utilizing the straight-line method.  For the three and six months ended June 30, 2025, the Company paid approximately $1.3 million and $1.8 million of financing costs. For the three and six months ended June 30, 2025, the Company amortized approximately $1.8 million and $3.6 million of financing costs which have been included in “Interest” expense on the consolidated statements of operations. For the three and six months ended June 30, 2024, the Company paid approximately $6.2 million and $7.8 million of financing costs. For the three and six months ended June 30, 2024, the Company amortized approximately $0.8 million and $1.4 million of financing costs which have been included in “Interest” expense on the consolidated statements of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments. Such fees are deferred when received and recognized as earned over the applicable period.  For the three and six months ended June 30, 2025, the Company received approximately $1.1 million and $2.1 million of agent fees. During the three and six months ended June 30, 2025, approximately $1.2 million and $2.4 million of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the three and six months ended June 30, 2024, the Company received approximately $811,000 and $1.4 million of agent fees. During the three and six months ended June 30, 2024, approximately $711,000 and $1.3 million of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations.
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
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax. For the three and six months ended June 30, 2025 the Company did not accrue U.S. federal excise tax.
The Company conducts certain of its activities through its wholly-owned subsidiaries, Twin Brook Equity XVIII Corp. and Twin Brook Equity XXXIII Corp., both of which are Delaware corporations. On December 23, 2024, Twin Brook Equity XVIII Corp. and Twin Brook Equity XXXIII Corp., filed a Certificate of Ownership and Merger, effective immediately, with Twin Brook Equity XXXIII Corp. as the surviving entity.They are treated as corporations for United States federal

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
income tax purposes and are subject to U.S. federal, state or local income tax. For the three and six months ended June 30, 2025, the Company accrued $76,000 and $163,000 current federal tax. For the three and six months ended June 30, 2025, the Company accrued approximately $720,000 and $1.0 million of deferred federal tax related to the corporations, which is included in “deferred federal tax provision” on the consolidated statements of operations. For the three and six months ended June 30, 2024, the Company accrued $32,000 current federal tax. For the three and six months ended June 30, 2024, the Company accrued approximately $(95,000) and $216,000 of deferred federal tax related to Twin Brook Equity XXXIII Corp., which is included in “deferred federal tax provision” on the consolidated statements of operations.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no tax penalties, and no interest associated with income taxes incurred through June 30, 2025.
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the three and six months ended June 30, 2025, the Company earned approximately $936,000 and $1,546,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations. For the three and six months ended June 30, 2024, the Company earned approximately $1.7 million and $2.3 million of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations.
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

The Company operates through a single operating and reporting segment with an investment objective is to seek to generate attractive, consistent total returns, predominantly in the form of current income and, to a lesser extent, capital appreciation, by targeting investment opportunities with favorable risk-adjusted returns. The chief operating decision maker (“CODM”) is the Company’s chief executive officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statement of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

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
Investments at fair value and amortized cost consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$3,518,638	$3,512,520	$3,084,605	$3,080,554
Sponsor subordinated note	16	16	14	15
Investment in affiliated funds	80,957	91,868	74,552	80,654
Total investments	$3,599,611	$3,604,404	$3,159,171	$3,161,223
The industry composition of investments based on fair value as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025(1)	December 31, 2024
Aerospace and defense	2.4%	2.1%
Air freight and logistics	0.6%	0.7%
Auto components	3.1%	3.6%
Building products	0.6%	0.5%
Chemicals	2.2%	1.3%
Commercial services and supplies	4.0%	3.7%
Construction and engineering	4.9%	3.4%
Containers and packaging	2.9%	2.6%
Distributors	0.1%	0.1%
Diversified consumer services	6.4%	6.0%
Diversified telecommunication services	0.2%	0.2%
Electrical equipment	1.7%	1.6%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Electronic equipment, instruments and components	0.3%	0.1%
Food and staples retailing	1.4%	1.5%
Food products	2.1%	2.1%
Gas utilities	—%	—%
Health care equipment and supplies	3.6%	2.9%
Health care providers and services	23.8%	24.9%
Health care technology	1.1%	1.2%
Household durables	3.8%	4.3%
Industrial conglomerates	0.4%	0.5%
Insurance	0.4%	0.3%
Interactive media and services	0.6%	0.7%
Internet and direct marketing retail	0.6%	0.7%
IT services	1.9%	1.8%
Leisure equipment and products	0.2%	0.2%
Leisure products	—%	—%
Life sciences tools and services	1.8%	1.4%
Machinery	3.7%	4.1%
Media	7.2%	9.2%
Metals and mining	0.1%	0.1%
Multiline Retail	1.4%	1.6%
Multisector holdings	2.5%	2.6%
Pharmaceuticals	—%	—%
Personal products	—%	—%
Professional services	1.0%	1.1%
Real estate management and development	0.1%	0.1%
Semiconductors and semiconductor equipment	—%	—%
Software	2.5%	2.8%
Specialty retail	0.5%	0.5%
Textiles, apparel and luxury goods	1.0%	1.1%
Trading companies and distributors	8.8%	8.3%
Water utilities	0.1%	0.1%
Total	100.0%	100.0%
(1)Certain industries round to less than 0.1% as of June 30, 2025
As of June 30, 2025, approximately 100.0% of investments held were based in the United States and approximately 0.0% were based in Canada. As of December 31, 2024, approximately 100.0% of investments held were based in the United States and approximately 0.0% were based in Canada.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 4.  Fair Value of Investments
Fair Value Disclosures
The following table presents the fair value hierarchy of financial instruments as of June 30, 2025 and December 31, 2024:

	Assets at Fair Value as of June 30, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$3,512,520	$3,512,520
Sponsor subordinated note	—	—	16	16
Interest rate swaps/options	—	4,630	—	4,630
Total	$—	$4,630	$3,512,536	$3,517,166
Investments measured at net asset value(1)				$91,868
Total financial instruments, at fair value				$3,609,034
(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	Liabilities at Fair Value as of June 30, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest rate swaps/options	$—	$(3,635)	$—	$(3,635)
Foreign currency forward contracts	—	(6)	—	(6)
Total	$—	$(3,641)	$—	$(3,641)

	Assets at Fair Value as of December 31, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$3,080,554	$3,080,554
Sponsor subordinated note	—	—	15	15
Foreign currency forward contracts	—	60	—	60
Interest rate swaps/options	—	961	—	961
Total	$—	$1,021	$3,080,569	$3,081,590
Investments measured at net asset value(1)				$80,654
Total financial instruments, at fair value				$3,162,244
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

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and six months ended June 30, 2025 and 2024:

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Level 3 Assets at Fair Value for the Three Months Ended June 30, 2025*
(Amounts in thousands)	Balance 4/1/2025	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 6/30/2025	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 6/30/2025
First lien senior secured debt	$3,298,945	$367,790	$(161,034)	$7,472	$2	$(655)	$3,512,520	$(759)
Sponsor subordinated note	16	—	—	—	—	—	16	—
Total	$3,298,961	$367,790	$(161,034)	$7,472	$2	$(655)	$3,512,536	$(759)

	Level 3 Assets at Fair Value for the Six Months Ended June 30, 2025*
(Amounts in thousands)	Balance 1/1/2025	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 6/30/2025	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 6/30/2025
First lien senior secured debt	$3,080,554	$683,023	$(262,572)	$13,534	$50	$(2,069)	$3,512,520	$(461)
Sponsor subordinated note	15	—	—	—	—	1	16	1
Total	$3,080,569	$683,023	$(262,572)	$13,534	$50	$(2,068)	$3,512,536	$(460)

	Level 3 Assets at Fair Value for the Three Months Ended June 30, 2024*
(Amounts in thousands)	Balance 4/1/2024	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 6/30/2024	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 6/30/2024
First lien senior secured debt	$1,768,175	$601,498	$(107,724)	$3,973	$230	$733	$2,266,885	$729
Sponsor subordinated note	13	—	—	—	—	(4)	9	—
Total	$1,768,188	$601,498	$(107,724)	$3,973	$230	$729	$2,266,894	$729

	Level 3 Assets at Fair Value for the Six Months Ended June 30, 2024*
(Amounts in thousands)	Balance 1/1/2024	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 6/30/2024	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 6/30/2024
First lien senior secured debt	$1,343,692	$1,052,342	$(135,489)	$7,191	$230	$(1,081)	$2,266,885	$(1,086)
Sponsor subordinated note	13	—	—	1	—	(5)	9	—
Total	$1,343,705	$1,052,342	$(135,489)	$7,192	$230	$(1,086)	$2,266,894	$(1,086)
*Gains and losses are included in their respective captions in the consolidated statements of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.
Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2025 and December 31, 2024. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Asset Class	Fair Value as of 6/30/25	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
(Amounts in thousands)
First lien senior secured debt	$3,359,972	Discounted cash flow	Yield	8.5% - 80.6%	10.1%	Decrease
	1,298	Market comparable	Forward EBITDA multiple	9.5x	9.5x	Increase
	1,445	Market comparable	Forward Revenue multiple	0.9x - 2.0x	1.3x	Increase
	3,513	Market comparable	LTM Revenue multiple	0.5x - 0.8x	0.6x	Increase
	962	Market comparable	LTM Revenue multiple	0.6x	0.6x	Increase
			Forward Revenue multiple	0.6x	0.6x	Increase
	793	Market comparable	LTM EBITDA multiple	9.0x	9.0x	Increase
Sponsor subordinated note	16	Market comparable	LTM EBITDA multiple	7.6x	7.6x	Increase
$3,367,999

Asset Class	Fair Value as of 12/31/24	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$2,379,881	Discounted cash flow	Yield	9.3% - 56.3%	10.9%	Decrease
First lien senior secured debt	1,483	Market comparable	Forward Revenue multiple	0.9x - 2.0x	1.3x	Increase
First lien senior secured debt	1,845	Market comparable	LTM EBITDA multiple	14.3x	14.3x	Increase
First lien senior secured debt	1,345	Market comparable	Forward EBITDA multiple	8.4x	8.4x	Increase
First lien senior secured debt	2,048	Market comparable	LTM Revenue multiple	0.6x	0.6x	Increase
Sponsor subordinated note	15	Market comparable	LTM EBITDA multiple	7.6x	7.6x	Increase
	$2,386,617
(1)Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
The Company’s other Level 3 investments, which represented $144,537,300 as of June 30, 2025 and $693,952,000 as of December 31, 2024, have been valued primarily using recent transactions. The significant unobservable input used in the discounted cash flow is the yield. The yield is used to discount the estimated future cash flows expected to be received from the underlying investment. The Company considers the portfolio company performance since close, the leverage used by the portfolio company relative to its total enterprise value and other risks associated with an investment in determining the yield. The significant unobservable inputs used in the market comparable valuation techniques include the next twelve months forward and latest twelve month (“LTM”) EBITDA (net income before net interest expense, income tax expense, depreciation and amortization) multiple. Forward or LTM EBITDA for comparable portfolio companies are multiplied by the portfolio companies most recent available EBITDA to derive the portfolio company fair value. Pricing models take into account the contractual terms of the financial instrument, as well as relevant inputs, including where applicable, equity prices, interest rate yield curves, credit curves, correlation, and the creditworthiness of the counterparty.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 5.  Debt
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations.
The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of June 30, 2025 and December 31, 2024, the asset coverage ratio was 206.1% and 188.3%, respectively.
For the three and six months ended June 30, 2025 and 2024 the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Interest expense	$31,333	$18,314	$61,960	$32,369
Amortization of deferred financing costs	1,787	794	3,570	1,424
(Gain) loss from interest rate swaps accounted for as hedges and related hedged items
Interest rate swaps	(5,084)	561	(13,695)	1,334
Hedged items	4,569		12,723
Total interest expense	$32,605	$19,669	$64,558	$35,127
Average interest rate	6.73%	7.89%	6.77%	7.85%
Average daily borrowings	$1,705,966	$913,532	$1,707,548	$789,318
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
From time to time, the Transferor expects to sell and/or contribute certain investments to the MSPV Borrower. Proceeds from the MSPV Credit Facility will be used to finance the origination and acquisition of loans by the MSPV Borrower, including the purchase of such assets from the Transferor. The Company retains a residual interest in assets contributed to or acquired by the MSPV Borrower through its ownership of the MSPV Borrower. The MSPV Borrower is required to meet financial covenants under the MSPV Credit Facility agreement. As of June 30, 2025 and December 31, 2024, the MSPV Borrower was in compliance with all such covenants.
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

The ASPV Credit Facility is secured by all of the assets of the ASPV Borrower and a pledge of equity interests in the ASPV Borrower. The ASPV Borrower is subject to meet financial covenants under the ASPV Credit Facility agreement. As of June 30, 2025 and December 31, 2024, the ASPV Borrower was in compliance with all such covenants.

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

The Truist Credit Facility is guaranteed by Twin Brook Capital Funding XXXIII, LLC (the “Guarantor”), a direct and wholly owned subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future. The Truist Credit Facility is secured by all assets of the Company and the Guarantor. The Company is subject to meet financial covenants under the Truist Credit Facility agreement. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all such covenants.

As of June 30, 2025, there are approximately $277.3 million in borrowings outstanding on the ASPV Credit Facility, $360.0 million in borrowings outstanding on the MSPV Credit Facility and $51.2 million in borrowings outstanding on the

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Truist Credit Facility. Borrowings under the Company’s facilities are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

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

As of June 30, 2025 and December 31, 2024, the Company was in compliance with all financial covenants and other requirements of each of the Series A, Tranche A Notes and Tranche B Notes.

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

Private Placement Notes - Series C

On June 30, 2025, the Company entered into a Second Supplement to the Master Note Purchase Agreement dated as of March 19, 2024, governing the issuance of $100 million aggregate principal amount of Series C Notes consisting of (i) $25 million aggregate principal amount of 6.05% Series C Senior Notes, Tranche A, due June 30, 2028 (the “Series C Tranche A Notes”), and (ii) $75 million aggregate principal amount of 6.40% Series C Senior Notes, Tranche B, due June 30, 2030 (the “Series C Tranche B Notes,” together with the Tranche A Notes, the “Series C Notes”), to qualified institutional investors in a private placement. The Series C Tranche A Notes and the Series C Tranche B Notes bear interest at a rate equal to 6.05% per annum and 6.40% per annum, respectively. The Series C Notes are guaranteed by Twin Brook Capital Funding XXXIII, LLC, a subsidiary of the Company. All of the Series C Tranche A Notes and the Series C Tranche B Notes were delivered and paid for on June 30, 2025.

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

	As of June 30, 2025
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
(1) Equity Interests were retained by the Company as of June 30, 2025.

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

As of June 30, 2025 and December 31, 2024, the Company did not have borrowings under Short-Term Financing Transactions.

Total debt consisted of the following as of June 30, 2025:

	As of June 30, 2025
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value(2)	Assets Pledged as Collateral(3)
ASPV Credit Facility	$500,000	$277,300	$46,102	$277,300	$503,212
MSPV Credit Facility	500,000	360,000	100,546	360,000	737,701
Truist Credit Facility	975,000	51,200	741,165	51,200	1,830,778
Series A Tranche A Notes	90,000	90,000	—	90,349	—
Series A Tranche B Notes	150,000	150,000	—	151,861	—
Series B Tranche A Notes	85,000	85,000	—	86,025	—
Series B Tranche B Notes	25,000	25,000	—	25,000	—
Series B Tranche C Notes	290,000	290,000	—	293,962	—
Series C Tranche A Notes	25,000	25,000	—	25,176	—
Series C Tranche B Notes	75,000	75,000	—	75,049	—
CLO Transaction	369,000	369,000		369,000	440,845
Total	$3,084,000	$1,797,500	$887,813	$1,804,922	$3,512,536
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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Average debt outstanding and weighted average interest rates of outstanding debt for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)
ASPV Credit Facility	6.72%	$295,252	8.19%	$251,891
MSPV Credit Facility	6.41%	$361,976	7.77%	$200,502
Truist Credit Facility	7.09%	$38,640	7.70%	$192,451
Series A Tranche A Notes	7.69%	$90,000	7.69%	$90,000
Series A Tranche B Notes	7.78%	$150,000	7.78%	$150,000
Series B Tranche A Notes	6.42%	$85,000
Series B Tranche B Notes	7.59%	$25,000
Series B Tranche C Notes	6.52%	$290,000
Series C Tranche A Notes	6.05%	$275
Series C Tranche B Notes	6.40%	$824
CLO Transaction	6.55%	$369,000	7.57%	$369,000
Total Weighted Average	6.73%	$1,705,967	7.78%	$1,253,844

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)
ASPV Credit Facility	6.73%	$296,762	8.16%	$222,353
MSPV Credit Facility	6.45%	$336,326	7.81%	$246,270
Truist Credit Facility	6.76%	$64,907	7.65%	$159,134
Series A Tranche A Notes	7.69%	$90,000	7.69%	$70,820
Series A Tranche B Notes	7.78%	$150,000	7.78%	$118,033
Series B Tranche A Notes	6.42%	$85,000
Series B Tranche B Notes	7.59%	$25,000
Series B Tranche C Notes	6.52%	$290,000
Series C Tranche A Notes	6.05%	$138
Series C Tranche B Notes	6.40%	$414
CLO Transaction	6.67%	$369,000	7.57%	$369,000
Total Weighted Average	6.77%	$1,707,547	7.77%	$1,185,610
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
Unless earlier terminated as described below, the Administration Agreement will remain in effect until September 6, 2026 and from year to year thereafter if approved annually by the vote of the Board of Trustees and the vote of a majority of the Company’s independent trustees (the “Independent Trustees”). The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other.
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
For the three and six months ended June 30, 2025, the Administrator charged approximately $454,000 and $830,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the three and six months ended June 30, 2024, the Administrator charged approximately $363,000 and $595,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Unless earlier terminated as described below, the Investment Management Agreement will remain in effect until November 1, 2026 and from year to year thereafter if approved annually by the vote of the Board of Trustees of the Company or by the vote of a majority of the outstanding voting securities of the Company, and the vote of a majority of the Company’s Independent Trustees. The Investment Management Agreement will automatically terminate in the event of assignment. The Investment Management Agreement may be terminated by (1) the Company without penalty on 60 days’ written notice, (2) by the vote of a majority of the outstanding voting securities of the Company or by the vote of the Company’s trustees, or (3) the Adviser on 120 days’ written notice.
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
As of June 30, 2025 and December 31, 2024, the Company has approximately $3.0 million and $3.1 million, respectively, payable to the Adviser for organizational, offering and operating costs, which is included in “accrued expenses and other liabilities payable to affiliate” and “due to affiliate” on the statements of assets and liabilities.
Under the terms of the Investment Management Agreement, the Company pays the Adviser a base management fee and certain incentive fees. The cost of both the base management fee and the incentive fee will ultimately be borne by the Company’s shareholders.
The base management fee is calculated at an annual rate of 1.25% of the Company’s net assets. For services rendered under the Investment Management Agreement, the base management fee is payable monthly in arrears. The base management fee is calculated based on the Company’s net assets at the first business day of the applicable month.
For the three and six months ended June 30, 2025, the Company accrued approximately $5.6 million and $10.5 million of base management fees payable to the Adviser. For the three and six months ended June 30, 2024, the Company accrued approximately $3.4 million and $6.1 million of base management fees payable to the Adviser. As of June 30, 2025 and December 31, 2024, base management fees payable by the Company to the Adviser were approximately $5.6 million and $4.6 million, respectively.
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
For the three and six months ended June 30, 2025, the Company accrued approximately $6.7 million and $12.8 million of income incentive fees. For the three and six months ended June 30, 2024, the Company accrued approximately $4.8 and $8.4 million of income incentive fees. As of June 30, 2025 and December 31, 2024, the Company had approximately $6.7 million and $5.5 million, respectively, of income incentive fees payable.
As of June 30, 2025, the Company had approximately $0.3 million of accrued capital gains incentive fees, of which none were paid or payable to the Adviser. As of December 31, 2024, the Company had no accrued capital gains incentive fees, of which none were paid or payable to the Adviser, representing no change in accrued capital gains incentive fees.

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

Shareholder Servicing and/or Distribution Fee as a % of NAV
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

For the three and six months ended June 30, 2025, the Company accrued approximately $374,000 and $631,000 of Class S shareholder servicing and distribution fees, of which $113,000 and $187,000, respectively, of servicing fees were waived as they were borne by the Adviser. For the three and six months ended June 30, 2024, the Company accrued approximately $123,000 and $211,000 of Class S shareholder servicing and distribution fees, of which $87,000 and $149,000, respectively, of servicing fees were waived as they were borne by the Adviser. For the three and six months ended June 30, 2024, the Company accrued approximately $1,000 of Class D shareholder servicing and distribution fees.

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

For the three and six months ended June 30, 2025 and 2024, no such Expense Payments were made by the Adviser.
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
Fair value for the three and six months ended June 30, 2025 and 2024, and transactions of the Company’s investments in affiliates were as follows:

	Investment in Affiliated Funds at Fair Value for the Three Months Ended June 30, 2025
(Amounts in thousands)	Fair Value as of April 1, 2025	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2025	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$85,539	$4,271	$(1,540)	$369	$3,214	$91,853	$—
Twin Brook Segregated Equity Holdings, LLC	19	—	—	—	(4)	15	—
Total non-controlled/affiliated investments	$85,558	$4,271	$(1,540)	$369	$3,210	$91,868	$—

	Investment in Affiliated Funds at Fair Value for the Six Months Ended June 30, 2025
(Amounts in thousands)	Fair Value as of January 1, 2025	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2025	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$80,638	$7,775	$(2,084)	$714	$4,810	$91,853	$—
Twin Brook Segregated Equity Holdings, LLC	16	—	—	—	(1)	15	—
Total non-controlled/affiliated investments	$80,654	$7,775	$(2,084)	$714	$4,809	$91,868	$—

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Investment in Affiliated Funds at Fair Value for the Three Months Ended June 30, 2024
(Amounts in thousands)	Fair Value as of April 1, 2024	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2024	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$62,105	$8,339	$(77)	$35	$(508)	$69,894	$—
Twin Brook Segregated Equity Holdings, LLC	21	—	—	—	(2)	19	—
Total non-controlled/affiliated investments	$62,126	$8,339	$(77)	$35	$(510)	$69,913	$—

	Investment in Affiliated Funds at Fair Value for the Six Months Ended June 30, 2024
(Amounts in thousands)	Fair Value as of January 1, 2024	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2024	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$54,697	$14,389	$(314)	$35	$1,087	$69,894	$—
Twin Brook Segregated Equity Holdings, LLC	17	—	—	—	2	19	—
Total non-controlled/affiliated investments	$54,714	$14,389	$(314)	$35	$1,089	$69,913	$—
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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
For the three and six months ended June 30, 2025, the Company’s monthly average USD notional exposure to derivatives was approximately $648,665,000 and $632,045,000. For the three and six months ended June 30, 2024, the Company’s monthly average USD notional exposure to derivatives was approximately $1,391,000 and $1,521,000.
The tables below present derivatives contracts as of June 30, 2025 and their respective classification on the consolidated statement of assets and liabilities:

Derivative Contracts/Hedged Items	Fair Value (Amounts in Thousands)	Statement of Assets and Liabilities Classification
Foreign currency forward contracts	$(6)	Unrealized loss on derivative contracts
Interest rate swaps(1)	3,493	Unrealized gain on derivative contracts
Interest rate swaps(1)	(3,635)	Unrealized loss on derivative contracts
Interest rate options	1,137	Unrealized gain on derivative contracts
Hedged items(2)	7,422	Debt
(1) The interest rate swaps above are designated in a qualifying hedging relationship with unsecured borrowings.
(2) The hedged items above represent the carrying value adjustment to unsecured borrowings in a designated hedging relationship as further described in the hedging note below.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the impact to the consolidated statements of operations from derivative contracts that were not designated in a qualifying hedging relationship during the three and six months ended June 30, 2025 and 2024:

(Amounts in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net change in unrealized gain (loss) on foreign currency forward contracts	$(7)	$(30)	$(52)	$37
Net change in unrealized gain (loss) on interest rate options	(110)	—	326	—
Realized (loss) on foreign currency forward contracts	(11)	46	36	14
The Company has not applied counterparty netting or collateral netting; as such, the amounts of cash collateral received and posted are not offset against the derivative assets and derivative liabilities in the consolidated statements of assets and liabilities.
The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2025:

(Amounts in thousands)	As of June 30, 2025
Assets	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-Cash Collateral Received	Cash Collateral Received	Net Amount of Derivative Assets(1)
Morgan Stanley Capital Services, LLC	$3,751	$(579)	$—	$—	$3,172
MUFG Bank, Ltd.	424	(424)	—	—	—
Wells Fargo Bank, N.A.	215	(215)	—	—	—
Regions Bank	240	—	—	—	240
Total	$4,630	$(1,218)	$—	$—	$3,412

(Amounts in thousands)	As of June 30, 2025
Liabilities	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-Cash Collateral Received	Cash Collateral Pledged(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley Capital Services, LLC	$(579)	$579	$—	$—	$—
MUFG Bank, Ltd.	(2,242)	424	—	1,818	—
Wells Fargo Bank, N.A.	(820)	215	—	605	—
Regions Bank	—	—	—	—	—
Total	$(3,641)	$1,218	$—	$2,423	$—
(1) Net amount of derivative assets represents the net amount due from the counterparty to the Company.
(2) The actual collateral pledged could be more than the amount shown due to over collateralization.
(3) Net amount of derivative liabilities represents the net amount due from the Company to the counterparty.
Hedging
In connection with certain fixed rate unsecured notes issued by the Company, the Company has entered into fixed to floating interest rate swaps to more closely align the interest rates of such liabilities with the Company’s investment portfolio, which consists primarily of floating rate loans. For derivative instruments designated in qualifying hedge

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
relationships, the change in fair value of the hedging instrument are recorded as interest expense and in the consolidated statements of operations.
The table below presents the impact to the consolidated statements of operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three and six months ended June 30, 2025 and 2024:

(Amounts in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Financial Statement Location
Interest rate swaps	$(5,084)	$(247)	$(13,695)	$(526)	Interest expense
Hedged items	$4,569	$526	$12,723	$526	Interest expense

The table below presents the carrying value of unsecured borrowings as of June 30, 2025 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

Description	Principal Amount (Amounts in thousands)	Carrying Value (Amounts in thousands)	Cumulative Hedging Adjustments (Amounts in thousands)
Series A Tranche A Notes	$90,000	$90,349	$349
Series A Tranche B Notes	150,000	151,861	1,861
Series B, Tranche A Notes	85,000	86,025	1,025
Series B, Tranche C Notes	290,000	293,962	3,962
Series C, Tranche A Notes	25,000	25,176	176
Series C, Tranche B Notes	75,000	75,049	49
Total	$715,000	$722,422	$7,422

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
As of June 30, 2025 and December 31, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	June 30, 2025	December 31, 2024
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
3BC Matrix Acquisition, LLC	$1,368	$—
50Floor, LLC	106	146
626 Holdings Equity, LLC	—	39
A.P.A Industries, LLC	1,523	1,523
Abrasive Technology Intermediate, LLC	17	104
ACES Intermediate, LLC	7,114	7,114
Advanced Lighting Acquisition, LLC	1,215	324
ADVI Health, LLC	1,062	1,062
Advocate RCM Acquisition Corp	2,902	2,902
AEP Passion Intermediate Holdings, Inc.	8	14
AFC Industries, Inc.	10,226	10,258
Affinitiv, Inc.	186	186
Agility Intermediate, Inc.	53	53
AHR Intermediate, Inc	17,865	13,790
AirPro Diagnostics, LLC	4,985	—
AKS Engineering and Forestry, LLC	2,890	—
Alcresta Buyer, Inc	16,797	16,797
Aligned Dental Management Services, LLC	5,876	—
Alliance Environmental Group, LLC	7	—
ALM Media, LLC	—	2,068
AlphaCoin LLC	7,119	7,537
Altamira Material Solutions, LP	11	11
AM Buyer, LLC	851	32
American Family Care, LLC	5,756	5,756
Answer Acquisition, LLC	506	759
Aptitude Health Holdings, LLC	267	227
Aquatic Sales Solutions, LLC	70	70
ASC Ortho Management, LLC	—	17
Ascend Plastic Surgery Partners MSO LLC	19,880	24,879
Ascent Lifting, Inc.	2,500	2,500
ASP Global Acquisition, LLC	7,469	9,872
AvCarb, LLC	—	32
AWI Group, LLC	2,918	7,553
Baker Manufacturing Company, LLC	2,898	2,898
Banner Buyer, LLC	370	296
Barkley, LLC	2,300	2,300
BBG Intermediate Holdings, Inc.	4	4

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	June 30, 2025	December 31, 2024
BCI Burke Holding Corp.	9,036	9,036
Beacon Oral Specialists Management LLC	5,106	188
Beghou Consulting, LLC	1,357	1,136
Behavior Frontiers, LLC	—	1,344
Best Version Media Acquisition, LLC	2,897	3,976
Bestop, Inc	12,499	12,615
BPCP EE Intermedco LLC	2,244	3,387
BPCP NSA Intermedco, Inc	11,237	13,497
BPCP WLF Intermedco LLC	13,921	16,844
BSC ASI Buyer, LLC	3,661	3,661
BSC Top Shelf Blocker LLC	2,256	2,256
Bulk Lift International, LLC	1,157	1,801
Canadian Orthodontic Partners Corp	30	30
CAP KSI Holdings LLC	1,191	5,835
Capital Construction, LLC	12,342	—
CARDS Acquisition, Inc	21,163	27,012
Certified Collision Group Acquisition Corp	19	19
Champion Motorsports Group, LLC	56	56
Change Academy at Lake of the Ozarks, LLC	5,898	—
CHS Holdco, LLC	14,804	—
CL Services Acquisition, LLC	9,581	11,529
CNS Purchaser, LLC	15,271	14,280
Community Care Partners, LLC	17	23
Compass Restoration Intermediary Holdings, LLC	3,709	—
Copperweld Group, Inc.	868	200
Cosmetic Solutions, LLC	252	252
CPS Power Buyer, LLC	5,166	3,079
CR Services Intermediate, LLC	83	94
Creative Outdoor Holding Inc	12,909	—
CSL Intermediate Acquisition LLC	2,553	2,553
Custom Agronomics Holdings, LLC	1,179	786
DASCO HME, LLC	7,891	—
Datum Acquisition, LLC	2,146	1,312
DealerOn Inc.	314	314
Dermatology Medical Partners OpCo, LLC	9	9
Diamondback Buyer, LLC	75	2,713
DNS IMI Acquisition Corp	53	38
Double E Company, LLC	230	265
Duggal Acquisition, LLC	12,543	11,079
Dykstra's Auto, LLC	7,098	88
Dynamic Campus Acquisition, Inc.	13,264	—
Eastern Communications Solutions, Inc.	3,240	3,240
Edko Acquisition, LLC	26	26
EH Management Company, LLC	38	38
Empire Equipment Company, LLC	251	251

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	June 30, 2025	December 31, 2024
Endodontic Practice Partners, LLC	13,777	11,438
E-Phoenix Acquisition Co. Inc.	23	53
Esquire Deposition Solutions, LLC	6,439	7,666
Ever Fresh Fruit Company, LLC	2,394	3,893
Exclusive Concepts, LLC	3,365	4,833
Fastlap, LLC	677	14,806
Formulated Buyer, LLC	113	2
Franchise Fastlane, LLC	15	15
FreshAddress, LLC	30	30
Fyzical Buyer, LLC	1,068	1,653
Genius Bidco, LLC	7,755	8,231
Geriatric Medical and Surgical Supply, LLC	300	300
Gold Medal Holdings, Inc.	3,523	3,986
Golden Bear PT Partners, LLC	23	11
GPSTrackit Holdings, LLC	2,067	4,429
Green Monster Acquisition, LLC	17	—
GS XX Corporation	2,381	2,381
Guardian Dentistry Practice Management, LLC	4,188	4,188
H2 Holdco, Inc.	14,833	16,664
Harley Exteriors Acquisition, LLC	4,811	5,251
Health and Wellness Partners LLC	7,759	—
HEC Purchaser Corp.	7,843	7,843
Helpware, Inc.	2,261	2,531
Highland Acquisition, Inc.	1,771	1,771
HLSG Intermediate, LLC	2,881	16
Home Brands Group Holdings, Inc.	48	48
HTI Intermediate, LLC	3,455	3,770
Hultec Buyer, LLC	3,680	3,288
Hydromax USA, LLC	1,458	182
Icelandirect, LLC	6	6
Icreon Holdings, LLC	536	1,071
IMA Group Management Company, LLC	17	192
Industrial Air Flow Dynamics, Inc.	1,692	—
Infolinks Media Buyco, LLC	38	38
Innovative FlexPak, LLC	132	232
IPC Pain Acquisition, LLC	1,140	1,140
Ironhorse Purchaser, LLC	5,813	3,924
ISPN Intermediate, LLC	718	718
ISSA, LLC	72	131
Johns Byrne LLC	4,039	4,039
Juniper Landscaping Holdings LLC	10,134	1,630
K-1 Packaging Group, LLC.	6,411	6,579
Kaizen Auto Care, LLC	41	117
Keystone Partners, LLC	2,753	3,691
Kittyhawk, Inc	3,571	3,571

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	June 30, 2025	December 31, 2024
Kravet Design LLC	4,349	4,349
Kwalu, LLC	4,386	4,049
L&J Holding Company LLC	12,027	12,027
Lakeshirts LLC	12,649	18,474
Lawn Care Holdings Purchaser, Inc	9,749	13,262
Lehman Pipe Buyer, LLC	11,760	5,309
Leonard Group, Inc.	156	156
Load One Purchaser Corporation	2,668	3,201
MacKenzie Childs Acquisition, Inc.	1,125	3,374
MacNeill Pride Group Corp.	287	215
Mad Rose Company, LLC	194	342
Main Street Gourmet, LLC	—	38
Mattco Forge, Inc.	3,691	4,307
Medical Technology Associates, Inc.	1,312	1,966
Merge USA, Inc	2,515	—
MetaSource, LLC	38	52
Millennia Patient Services, LLC	—	53
Montway LLC	—	150
MRC Keeler Acquisition, LLC	150	150
MS Pain, LLC	6,899	6,899
MWEC Management, LLC	4,168	4,168
My Buyer, LLC	2,360	4,633
Nasco Healthcare Inc.	881	1,982
NEFCO Holding Company, LLC	7,353	8,248
Nelson Name Plate Company	62	90
Network Partners Acquisition, LLC	38	38
Nimlok Company, LLC	320	320
North & Warren, LLC	954	—
NTM Acquisition Corp	1,809	995
NutriScience Innovations, LLC	131	131
NWI Merger Sub, Inc	8,933	8,933
Optimized Marketing Acquisition, LLC	169	169
Outerbox, LLC	6,357	6,357
P and R Dental Strategies, LLC	9	19
P1 Dental MSO, LLC	5,482	—
Palmetto Technology Group, LLC	13,569	9,781
Peak Investment Holdings, LLC	65	274
Peninsula MMGY Corporation	3,691	3,691
PharmaForceIQ INC.	2,093	2,093
PHGP MB Purchaser, Inc.	75	58
Pink Lily Holdings, LLC	31	31
Polaris Labs Acquisition, LLC	2,123	2,123
Polycorp Ltd	18,583	18,583
PPW Acquisition, LLC	23	9
PRA Acquisition, LLC	56	56

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	June 30, 2025	December 31, 2024
Premier Early Childhood Education Partners LLC	7,771	6,261
Premier Produce One, LLC	6,752	—
PRM Management Company, LLC	1,969	1,969
Purpose Home Health Acquisition, LLC	11,028	11,028
Qin's Buffalo, LLC	4,485	4,515
Quality Liaison Services of North America, Inc	912	1,629
Raneys, LLC	1,964	1,964
Rapid Fire Safety and Security, LLC	2,976	—
Redwood Buyer, LLC	9,499	—
Reliable Medical Supply LLC	259	7
Renovation Systems, LLC	1,858	3,309
Revival Animal Health, LLC	—	52
RKD Group, LLC	—	6,872
RMS Health Care Management, LLC	1,620	1,620
Rose Paving, LLC	2,961	7,943
RTP Acquisition, LLC	—	15
Sage Dental Management, LLC	7,978	12,772
SAMGI Buyer, Inc.	138	138
SCP Cold Chain Packaging Buyer Corp	10,495	—
SCP ENT and Allergy Services, LLC	—	51
SCP OMS Services, LLC	11,388	—
SENS Intermediate Holdings LLC	5,759	—
Shasta Buyer, LLC	4,307	3,732
ShiftKey, LLC	110	110
Signature Dental Partners LLC	8,171	10,589
Signature MD, Inc	6,574	8,274
Silver Falls MSO, LLC	—	12
SimiTree Acquisition LLC	128	128
Simko Merger Sub LLC	4,835	4,835
Sixarp, LLC	821	2,053
Southeast Primary Care Partners, LLC	45	150
Southern Orthodontic Partners Management, LLC	11,475	5,905
Southern Sports Medicine Partners, LLC	27	27
Spear Education Holdings, LLC	6,124	7,290
Spectrum Solutions, LLC	169	107
SPG Holdco, LLC	2,200	2,070
Star Dental Partners LLC	14,553	15,405
Starwest Botanicals Acquisition, LLC	65	87
Stax Holding Company, LLC	60	60
Steel City Wash, LLC	—	12
Storm Smart Buyer LLC	131	26
Sun Orchard, LLC	10,476	11,435
Superior Insurance Partners LLC	9,246	14,403
Superscapes Holdco, LLC	1,779	—
Surplus Solutions, LLC	1,576	6,080

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	June 30, 2025	December 31, 2024
Teel Plastics, LLC	3,518	324
The Channel Company, LLC	35	43
The Chempetitive Group, LLC	13,578	13,919
Third Holdco, LLC	8,414	—
Trademark Global, LLC	18	18
Transitions Intermediate Holdings, LLC	1,765	1,765
Treat Planet Acquisition, LLC	2,422	1,965
Triad Technologies, LLC	332	332
TruBlue LLC	3,761	3,761
TSR Concrete Coatings, LLC	843	537
U.S. Urology Partners, LLC	—	1,401
United Land Services Opco Parent, LLC	275	333
Universal Pure, LLC	3,392	2,104
US Anchors Group Inc	4,338	3,275
US Foot and Ankle Specialists, LLC	2,699	2,699
USSC Holding Corp	5,024	7,177
Value Added Distributors, LLC	3,768	3,768
Vanguard Packaging, LLC	3,233	3,821
Varsity DuvaSawko Operating Corp.	3,459	3,459
Varsity Rejuvenate Partners, LLC	5,078	5,078
Vehicle Accessories, Inc.	—	877
VersiCare Management LLC	5,846	6,034
VetEvolve Holdings, LLC	5,014	8,821
Vintage Parts, Inc	1,564	—
WCI Volt Purchaser, LLC	2,249	2,249
Western Veterinary Partners, LLC	24	20,872
Westminster Cracker Company, Inc.	1,380	1,380
White Label Communications,LLC	—	1,534
Wolf Gordon Inc	2,952	3,809
WTWH Buyer, LLC	1,638	1,638
Yard-Nique, Inc	6,887	807
Zipline Logistics, LLC	405	574
Total unfunded portfolio company commitments	$902,712	$820,807
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of business. As of June 30, 2025, management was not aware of any material pending or threatened litigation.
Note 9.  Net Assets
Equity Issuances

As of June 30, 2025 and December 31, 2024, the Company had 75,654,705 and 60,925,719, respectively, shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares during the three and six months ended June 30, 2025 and

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
2024:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	6,196,561	$156,731	11,631,597	$294,160
Share transfers between classes	6,911	175	9,899	251
Distributions reinvested	399,643	10,108	766,317	19,380
Repurchased shares, net of early repurchase reduction	(1,238,312)	(31,268)	(1,493,833)	(37,728)
Net increase (decrease)	5,364,803	$135,746	10,913,980	$276,063

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	1,866,111	$47,201	3,666,854	$92,732
Share transfers between classes	(6,911)	(175)	(6,911)	(175)
Distributions reinvested	81,918	2,072	147,020	3,718
Repurchased shares, net of early repurchase reduction	(4,954)	(120)	(7,143)	(175)
Net increase (decrease)	1,936,164	48,978,000	3,799,820	$96,100

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	12,452	$315	23,992	$607
Share transfers between classes	—	—	(2,989)	(76)
Distributions reinvested	678	17	1,284	32
Repurchased shares, net of early repurchase reduction	(5,626)	(142)	(7,597)	(192)
Net increase (decrease)	7,504	$190	14,690	$371

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	8,146,223	$206,631	17,183,789	$436,398
Share transfers between classes	19,456	495	19,456	495
Distributions reinvested	196,973	5,020	356,714	9,080
Repurchased shares, net of early repurchase reduction	—	—	(19,539)	(487)
Net increase (decrease)	8,362,652	$212,146	17,540,420	$445,486

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	700,503	$17,811	1,316,269	$33,464
Share transfers between classes	(4,112)	(105)	(4,112)	(105)
Distributions reinvested	30,867	785	59,556	1,514
Net increase (decrease)	727,258	$18,491	1,371,713	$34,873

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	5,530	$141	30,306	$771
Share transfers between classes	(15,344)	(390)	(15,344)	(390)
Distributions reinvested	721	15	1,508	35
Net increase (decrease)	(9,093)	$(234)	16,470	$416
Dividends
The following table reflects dividends declared on common shares during the six months ended June 30, 2025 and 2024:

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

For the Six Months Ended June 30, 2025
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$13,438
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$13,365
March 28, 2025	March 31, 2025	April 28, 2025	$0.2200	$13,788
April 27, 2025	April 30, 2025	May 28, 2025	$0.2200	$14,121
May 28, 2025	May 31, 2025	June 26, 2025	$0.2200	$14,580
June 27, 2025	June 30, 2025	July 29, 2025	$0.2200	$14,969

For the Six Months Ended June 30, 2025
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2171	$933
February 25, 2025	February 28, 2025	March 27, 2025	$0.2084	$969
March 28, 2025	March 31, 2025	April 28, 2025	$0.2071	$1,159
April 27, 2025	April 30, 2025	May 28, 2025	$0.2075	$1,307
May 28, 2025	May 31, 2025	June 26, 2025	$0.2071	$1,467
June 27, 2025	June 30, 2025	July 29, 2025	$0.2075	$1,563

For the Six Months Ended June 30, 2025
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$16
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$17
March 28, 2025	March 31, 2025	April 28, 2025	$0.2200	$17
April 27, 2025	April 30, 2025	May 28, 2025	$0.2200	$17
May 28, 2025	May 31, 2025	June 26, 2025	$0.2200	$19
June 27, 2025	June 30, 2025	July 29, 2025	$0.2200	$19

For the Six Months Ended June 30, 2024
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2300	$7,355
February 26, 2024	February 29, 2024	March 31, 2024	$0.2300	$7,809
March 28, 2024	March 31, 2024	April 30, 2024	$0.2300	$9,064
April 27, 2024	April 30, 2024	May 31, 2024	$0.2300	$9,566
May 28, 2024	May 31, 2024	June 30, 2024	$0.2300	$9,937
June 27, 2024	June 30, 2024	July 31, 2024	$0.2300	$10,987

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

The following table presents the share repurchases completed during the six months ended June 30, 2025:

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

For the three months ended June 30, 2024, no shares were tendered in the Company’s quarterly tender offer.

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

All of the dividends declared during the six months ended June 30, 2025 and 2024 were derived from ordinary income, as determined on a tax basis. Taxable income is an estimate and is not fully determined until the Company's tax return is filed.

Note 10.  Income Taxes
Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
capital or total distributable earnings (losses), as appropriate. There were $510,000 and $1,122,000 of permanent book-to-tax differences for the three and six months ended June 30, 2025. In addition, there were $776,000 and $1,366,000 of permanent book-to-tax differences for the three and six months ended June 30, 2024.

Note 11.  Financial Highlights
The following are financial highlights for a common share outstanding for Class I, S, and D for the six months ended June 30, 2025 and 2024.

(Amounts in thousands, except share and per share amounts)	Six Months Ended June 30, 2025
	Class I	Class S	Class D
Per share data:
Net asset value, beginning of period	$25.30	$25.30	$25.30
Net investment income (loss)(1)	1.29	1.21	1.29
Net realized and unrealized gain (loss)(2)	0.05	0.05	0.05
Total from operations	1.34	1.26	1.34
Dividends declared	(1.33)	(1.25)	(1.33)
Total increase (decrease) in net assets	0.01	0.01	0.01
Net asset value, end of period	$25.31	$25.31	$25.31
Shares outstanding, end of period	68,037,249	7,530,387	87,069
Total return(3)(12)	5.4%	5.1%	5.4%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	10.9%	11.9%	11.0%
Ratio of total net operating expenses to average net assets(4)(5)(7)	0.6%	0.6%	0.6%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(8)	10.5%	10.2%	10.6%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	10.3%	10.0%	10.4%
Net assets, end of period	$1,721,873	$190,578	$2,204
Weighted average shares outstanding	63,530,289	5,879,913	80,415
Portfolio turnover rate(10)	7.9%	7.9%	7.9%
Asset coverage ratio(11)	206.1%	206.1%	206.1%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

(Amounts in thousands, except share and per share amounts)	Six Months Ended June 30, 2024
	Class I	Class S	Class D
Per share data:
Net asset value, beginning of period	$25.41	$25.41	$25.41
Net investment income (loss)(1)	1.41	1.38	1.38
Net realized and unrealized gain (loss)(2)	0.01	0.01	0.01
Total from operations	1.42	1.39	1.39
Dividends declared	(1.38)	(1.35)	(1.35)
Total increase (decrease) in net assets	0.04	0.04	0.04
Net asset value, end of period	$25.45	$25.45	$25.45
Shares outstanding, end of period	47,765,958	2,552,923	29,056
Total return(3)(12)	5.7%	5.6%	5.6%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	10.1%	10.4%	10.4%
Ratio of total net operating expenses to average net assets(4)(5)(7)	0.6%	0.6%	0.6%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(9)	11.2%	10.9%	10.9%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	11.1%	10.9%	10.8%
Net assets, end of period	$1,215,466	$64,962	$739
Weighted average shares outstanding	39,569,758	1,959,048	34,071
Portfolio turnover rate(10)	7.6%	7.6%	7.6%
Asset coverage ratio(11)	204.3%	204.3%	204.3%

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
(6)Ratio of total expenses to average net assets is computed using total expenses net of waivers from the Administrator, if applicable. Included in total expenses are incentive fees of 0.7% , 0.8%, and 0.7% as a percent of average net assets for the six months ended June 30, 2025 for Class I, Class S, and Class D. Included in total expenses are incentive fees of 0.8%, 0.8%, and 0.8%, respectively, as a percent of average net assets for the six months ended June 30, 2024 for Class I, Class S, and Class D respectively. The impact of the waiver included in total expenses net of waivers was 0.2% and 0.1%for Class S and Class D shares, respectively, and was not applicable to Class I shares for the six months ended June 30, 2025. The impact of the waiver included in total expenses net of waivers was 0.3% for Class S shares and was not applicable to Class D or Class I shares for the six months ended June 30, 2024.
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

Subsequent Activity, Subscriptions and Dividend Declarations

The Company received approximately $81 million of net proceeds, inclusive of distributions reinvested through the Company’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective July 1, 2025. Additionally, the Company received approximately $70 million of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective August 1, 2025.

On July 24, 2025, the Company’s Board declared net distributions of $0.2200, $0.2071, and $0.2200 per Class I share, Class S share, and Class D share, respectively, payable on August 27, 2025 to shareholders of record as of July 31, 2025.

Effective July 28, 2025, the Company repurchased 249,741 shares for $6,314,795, net of Early Repurchase Deductions, when applicable.

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
Our debt investment portfolio consists of primarily floating rate loans. As of June 30, 2025, 99.9% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as Term SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

As of June 30, 2025, we had borrowings of $1.80 billion outstanding at an average all-in rate of 6.77%, which is included in debt on the consolidated statements of assets and liabilities. As of December 31, 2024, the Company had borrowings of $1.75 billion outstanding at an average all-in rate of 7.56%. We incurred approximately $31.3 million and $62.0 million and $18.3 million and $32.4 million of interest and unused commitment fees for the three and six months ended June 30, 2025 and 2024, respectively, which is included in interest expense on the consolidated statements of operations. The carrying values of borrowings outstanding under the debt facilities approximate fair value. See Note 5 to the consolidated financial statements for information on the Company’s debt.
Portfolio and Investment Activity
As of June 30, 2025, based on fair value, our portfolio consisted of 97.45% first lien senior secured debt investments and 2.55% investments in affiliated funds that hold our equity co-investments. As of December 31, 2024, based on fair value, our portfolio consisted of 97.45% first lien senior secured debt investments and 2.55% investments in affiliated funds that hold our equity co-investments.
As of June 30, 2025, we had investments in 247 portfolio companies with an aggregate fair value of $3.6 billion. As of December 31, 2024, we had investments in 234 portfolio companies with an aggregate fair value of $3.2 billion.
Our investment activity for the three months ended June 30, 2025 and 2024 is presented below (information presented herein is at par value unless otherwise indicated).

(Amounts in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$400,453	$779,918
Investment in affiliated funds	4,271	8,339
Total principal amount of investments committed	$404,724	$788,257
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(148,174)	$(92,880)
Investment in affiliated funds	(1,540)	(77)
Total principal amount of investments sold or repaid	$(149,714)	$(92,957)
New debt investments(1):
New commitments	$209,360	$311,661
Number of new commitments in new portfolio companies(2)	8	12
Average new commitment amount	$26,170	$25,972
Weighted average term for new commitments (in years)	4.6	4.9
Percentage of new commitments at floating rates	100.0%	100.0%
Percentage of new commitments at fixed rates	—%	—%
(1)Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2)Number of new debt investment commitments represent commitments to a particular portfolio company.

As of June 30, 2025 and December 31, 2024 our investments consisted of the following:

	June 30, 2025		December 31, 2024
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$3,518,638	$3,512,520	$3,084,605	$3,080,554
Sponsor subordinated note	16	16	14	15
Investment in affiliated funds	80,957	91,868	74,552	80,654
Total investments	$3,599,611	$3,604,404	$3,159,171	$3,161,223

The table below describes investments by industry composition based on fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025(1)	December 31, 2024
Aerospace and defense	2.4%	2.1%
Air freight and logistics	0.6%	0.7%
Auto components	3.1%	3.6%
Building products	0.6%	0.5%
Chemicals	2.2%	1.3%
Commercial services and supplies	4.0%	3.7%
Construction and engineering	4.9%	3.4%
Containers and packaging	2.9%	2.6%
Distributors	0.1%	0.1%
Diversified consumer services	6.4%	6.0%
Diversified telecommunication services	0.2%	0.2%
Electrical equipment	1.7%	1.6%
Electronic equipment, instruments and components	0.3%	0.1%
Food and staples retailing	1.4%	1.5%
Food products	2.1%	2.1%
Gas utilities	—%	—%
Health care equipment and supplies	3.6%	2.9%
Health care providers and services	23.8%	24.9%
Health care technology	1.1%	1.2%
Household durables	3.8%	4.3%
Industrial conglomerates	0.4%	0.5%
Insurance	0.4%	0.3%
Interactive media and services	0.6%	0.7%
Internet and direct marketing retail	0.6%	0.7%
IT services	1.9%	1.8%
Leisure equipment and products	0.2%	0.2%
Leisure products	—%	—%
Life sciences tools and services	1.8%	1.4%
Machinery	3.7%	4.1%
Media	7.2%	9.2%
Metals and mining	0.1%	0.1%
Multiline Retail	1.4%	1.6%
Multisector holdings	2.5%	2.6%
Pharmaceuticals	—%	—%

	June 30, 2025(1)	December 31, 2024
Personal products	—%	—%
Professional services	1.0%	1.1%
Real estate management and development	0.1%	0.1%
Semiconductors and semiconductor equipment	—%	—%
Software	2.5%	2.8%
Specialty retail	0.5%	0.5%
Textiles, apparel and luxury goods	1.0%	1.1%
Trading companies and distributors	8.8%	8.3%
Water utilities	0.1%	0.1%
Total	100.0%	100.0%
(1)Certain industries round to less than 0.1%
As of June 30, 2025, approximately 100.0% of our investments were based in the United States and approximately 0.0% were based in Canada. As of December 31, 2024, approximately 100.0% of our investments were based in the United States and approximately 0.0% were based in Canada.
The weighted average yields and interest rates of our funded debt investments as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Weighted average total yield of funded debt investments at cost (1)	9.9%	10.1%
Weighted average total yield of funded debt investments at fair value(1)	9.9%	10.1%
Weighted average spread over reference rates of all floating rate funded debt investments	5.4%	5.6%
(1)Calculated using actual interest rates in effect as of June 30, 2025 and December 31, 2024 based on borrower elections.
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
The following table shows the composition of our debt investments on the A to F rating scale as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$—	—	$—	—
B	3,461,123	98.6%	3,037,796	98.6%
C	39,968	1.1%	29,483	0.9%
D	7,030	0.2%	8,179	0.3%
E	4,415	0.1%	5,111	0.2%
F	—	—	—	—
Total	$3,512,536	100.0%	$3,080,569	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,512,096	99.8%	$3,078,161	99.8%
Non-accrual	6,558	0.2%	6,458	0.2%
Total	$3,518,654	100.0%	$3,084,619	100.0%
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

Results of Operations
The following table represents the operating results for the three and six months ended June 30, 2025 and 2024:

(Amounts in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Total investment income	$95,953	$63,719	$184,808	$112,481
Less: expenses and taxes	49,470	30,172	95,909	53,842
Net investment income (loss)	46,483	33,547	88,899	58,639
Net realized gain (loss)	360	311	800	279
Net change in unrealized gain (loss)	2,438	189	3,015	40
Net increase (decrease) in net assets resulting from operations	$49,281	$34,047	$92,714	$58,958
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income for the three and six months ended June 30, 2025 and 2024, were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Interest	$93,239	$60,839	$179,783	$107,587
Payment-in-kind interest	1,277	471	2,244	1,278
Other	1,437	2,409	2,781	3,616
Total investment income	$95,953	$63,719	$184,808	$112,481

Increases in interest and other investment income were driven by deployment of capital and an increase in investment activity. Total investments as of June 30, 2025 were $3.6 billion as compared to $2.3 billion as of June 30, 2024.

Expenses
Expenses for the three and six months ended June 30, 2025, and 2024, were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Interest	$32,605	$19,669	$64,558	$35,127
Income incentive fees	6,718	4,807	12,804	8,390
Capital gains incentive fees	277	62	277	55
Management fees	5,580	3,437	10,502	6,084
Other	1,306	458	2,301	618
Professional fees	597	531	1,123	1,085
Offering costs	486	377	1,098	716
Administrative fees(1)	454	363	830	595
Accounting fees	255	141	428	310
Insurance fees	77	308	265	461
Trustees' fees	58	45	116	90
Distribution and shareholder servicing fees:
Class S	374	123	631	211
Class D	1	1	2	1
Total expenses	$48,788	$30,322	$94,935	$53,743
Distribution and shareholder servicing fees waived
Class S	(113)	(87)	(187)	(149)
Class D	(1)	—	(2)	—
Net expenses	$48,674	$30,235	$94,746	$53,594
Increases in interest and other expenses were driven by the Company’s continued deployment of capital, elevated interest rates and an increase in investment activity and leverage.
Increases in incentive fees are correlated to an increase in results from operations. For the three and six months ended June 30, 2025, there were net increases in net assets resulting from operations of $49.3 million and $92.7 million, driving the increase in incentive fees, compared to the three and six months ended June 30, 2024, there were net increases in net assets resulting from operations of $34.0 million and $59.0 million. Increases in management fees were driven by the increase in net assets during the periods presented. The increase in net assets was primarily driven by net capital activity.

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
For the three and six months ended June 30, 2025, the Administrator charged approximately $454,000 and $830,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the three and six months ended June 30, 2024, the Administrator charged approximately $363,000 and $595,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

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
Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the three and six months ended June 30, 2025 and 2024, we did not accrue U.S. federal excise tax.

We conduct certain activities through our wholly-owned subsidiaries, Twin Brook Equity XVIII Corp., and Twin Brook Equity XXXIII Corp., both of which are Delaware corporations. They are treated as corporations for United States federal income tax purposes and are subject to U.S. federal, state or local income tax. For the three and six months ended June 30, 2025, the Company accrued $76,000 and 163,000 current federal tax. For the three and six months ended June 30, 2024, the Company accrued $32,000 current federal tax. For the three and six months ended June 30, 2025 and 2024, the Company accrued approximately $720,000, $1,000,000, $(95,000), and $216,000, respectively, of deferred federal tax related to the corporations, which is included in “deferred federal tax provision” on the consolidated statements of operations. On December 23, 2024, Twin Brook Equity XVIII Corp. was merged with and into its direct parent, Twin Brook Equity XXXIII Corp., with Twin Brook Equity XXXIII Corp. continuing as the surviving entity.
Net Change in Unrealized Gains (Losses) on Investment Transactions
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2025 and 2024, net unrealized gains (losses) on our investment transactions were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Non-controlled, non-affiliated investments	(655)	729	$(2,068)	$(1,086)
Non-controlled, affiliated investments	3,210	(510)	4,809	1,089
Interest rate swaps and options	(110)	—	326	—
Foreign currency forward contracts	(7)	(30)	(52)	37
Net change in unrealized gain (loss) on investment transactions	$2,438	$189	$3,015	$40

For the three months ended June 30, 2025, the net unrealized losses from non-affiliated investments were primarily driven by increased market volatility, offset by unrealized gains driven on equity investments held through our interest in the affiliated funds, Twin Brook Equity Holdings, LLC and Twin Brook Segregated Equity Holdings, LLC. The unrealized gain on interest rate swaps and options represents the unrealized gains on interest rate options from changes in SOFR.

Net Realized Gains (Losses) on Investment Transactions
The realized gains and losses on fully and partially exited portfolio companies during the three and six months ended June 30, 2025 and 2024, were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Non-controlled, non-affiliated investments	$2	$230	$50	$230
Non-controlled, affiliated investments	369	35	714	35
Foreign currency forward contracts	(11)	46	36	14
Net realized gain (loss) on investments	$360	$311	$800	$279
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
We may from time to time increase the size of our existing credit facilities. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As market conditions permit and at the discretion of our Adviser, we currently estimate that our portfolio will be approximately 1.00-1.10x levered consistent with our target leverage profile of 0.90x – 1.25x. There were $1.8 billion outstanding borrowings as of June 30, 2025. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of June 30, 2025, taken together with our available debt capacity of $887.8 million, is expected to be sufficient for our investing activities and to conduct our operations.
As of June 30, 2025 we had $136.2 million in cash. During the six months ended June 30, 2025, we used $351.1 million in cash for operating activities, primarily as a result of funding portfolio investments of $690.8 million and partially offset by other operating activities of $339.7 million. Net cash provided by financing activities was $326.2 million during the period, primarily the result of proceeds from the issuance of common shares and debt borrowings.
Equity
As of June 30, 2025, the Company had 75,654,705 shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	6,196,561	$156,731	11,631,597	$294,160
Share transfers between classes	6,911	175	9,899	251
Distributions reinvested	399,643	10,108	766,317	19,380
Repurchased shares, net of early repurchase reduction	(1,238,312)	$(31,268)	(1,493,833)	(37,728)
Net increase (decrease)	5,364,803	$135,746	10,913,980	$276,063

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	1,866,111	$47,201	3,666,854	$92,732
Share transfers between classes	(6,911)	(175)	(6,911)	(175)
Distributions reinvested	81,918	2,072	147,020	3,718
Repurchased shares, net of early repurchase reduction	(4,954)	(120)	(7,143)	(175)
Net increase (decrease)	1,936,164	$48,978	3,799,820	$96,100

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	12,452	$315	23,992	$607
Share transfers between classes	—	—	(2,989)	(76)
Distributions reinvested	678	17	1,284	32
Repurchased shares, net of early repurchase reduction	(5,626)	(142)	(7,597)	(192)
Net increase (decrease)	7,504	$190	14,690	$371

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	8,146,223	$206,631	17,183,789	$436,398
Share transfers between classes	19,456	495	19,456	495
Distributions reinvested	196,973	5,020	356,714	9,080
Repurchased shares, net of early repurchase reduction	—	—	(19,539)	(487)
Net increase (decrease)	8,362,652	$212,146	17,540,420	$445,486

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2024
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	700,503	$17,811	1,316,269	$33,464
Share transfers between classes	(4,112)	(105)	(4,112)	(105)
Distributions reinvested	30,867	785	59,556	1,514
Net increase (decrease)	727,258	$18,491	1,371,713	$34,873

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	5,530	$141	30,306	$771
Share transfers between classes	(15,344)	(390)	(15,344)	(390)
Distributions reinvested	721	15	1,508	35
Net increase (decrease)	(9,093)	$(234)	16,470	$416

Net Asset Value per Share and Offering Price
The Company determines net asset value (“NAV”) for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for the common shares during the six months ended June 30, 2025:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$25.28	$25.28	$25.28
February 28, 2025	$25.28	$25.28	$25.28
March 31, 2025	$25.29	$25.29	$25.29
April 30, 2025	$25.30	$25.30	$25.30
May 31, 2025	$25.29	$25.29	$25.29
June 30, 2025	$25.31	$25.31	$25.31

Dividends
We plan to make monthly dividends at the Board’s discretion. The following tables reflect dividends declared on common shares during the six months ended June 30, 2025.

For the Six Months Ended June 30, 2025
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$13,438
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$13,365
March 28, 2025	March 31, 2025	April 28, 2025	$0.2200	$13,788
April 27, 2025	April 30, 2025	May 28, 2025	$0.2200	$14,121
May 28, 2025	May 31, 2025	June 26, 2025	$0.2200	$14,580
June 27, 2025	June 30, 2025	July 29, 2025	$0.2200	$14,969

For the Six Months Ended June 30, 2025
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2171	$933
February 25, 2025	February 28, 2025	March 27, 2025	$0.2084	$969
March 28, 2025	March 31, 2025	April 28, 2025	$0.2071	$1,159
April 27, 2025	April 30, 2025	May 28, 2025	$0.2075	$1,307
May 28, 2025	May 31, 2025	June 26, 2025	$0.2071	$1,467
June 27, 2025	June 30, 2025	July 29, 2025	$0.2075	$1,563

For the Six Months Ended June 30, 2025
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$16
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$17
March 28, 2025	March 31, 2025	April 28, 2025	$0.2200	$17
April 27, 2025	April 30, 2025	May 28, 2025	$0.2200	$17
May 28, 2025	May 31, 2025	June 26, 2025	$0.2200	$19
June 27, 2025	June 30, 2025	July 29, 2025	$0.2200	$19

The following tables reflect dividends declared on common shares for the six months ended June 30, 2024:

For the Six Months Ended June 30, 2024
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2300	$7,355
February 26, 2024	February 29, 2024	March 31, 2024	$0.2300	$7,809
March 28, 2024	March 31, 2024	April 30, 2024	$0.2300	$9,064
April 27, 2024	April 27, 2024	May 31, 2024	$0.2300	$9,566
May 28, 2024	May 28, 2024	June 30, 2024	$0.2300	$9,937
June 27, 2024	June 27, 2024	July 31, 2024	$0.2300	$10,987

For the Six Months Ended June 30, 2024
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2246	$329
February 26, 2024	February 29, 2024	March 31, 2024	$0.2250	$363
March 28, 2024	March 31, 2024	April 30, 2024	$0.2246	$410
April 27, 2024	April 30, 2024	May 31, 2024	$0.2248	$439
May 28, 2024	May 31, 2024	June 30, 2024	$0.2246	$531
June 27, 2024	June 30, 2024	July 31, 2024	$0.2248	$575

For the Six Months Ended June 30, 2024
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2246	$3
February 26, 2024	February 29, 2024	March 31, 2024	$0.2250	$11
March 28, 2024	March 31, 2024	April 30, 2024	$0.2246	$12
April 27, 2024	April 30, 2024	May 31, 2024	$0.2248	$10
May 28, 2024	May 31, 2024	June 30, 2024	$0.2246	$10
June 27, 2024	June 30, 2024	July 31, 2024	$0.2248	$6

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

All of the dividends declared for the three and six months ended June 30, 2025 and 2024 and were derived from ordinary income, as determined on a tax basis. Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

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

The following table presents the share repurchases completed during the six months ended June 30, 2025:

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
January 29, 2025	259,680	0.4%	$25.30	December 31, 2024	$6,564	0
April 25, 2025	1,248,893	1.7%	$25.29	March 31, 2025	$31,530	0
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

For the three and six months ended June 30, 2025 and 2024, the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Interest expense	$31,333	$18,314	$61,960	$32,369
Amortization of deferred financing costs	1,787	794	3,570	1,424
(Gain) loss from interest rate swaps accounted for as hedges and related hedged items
Interest rate swaps	(5,084)	561	(13,695)	1,334
Hedged items	4,569		12,723
Total interest expense	$32,605	$19,669	$64,558	$35,127
Average interest rate	6.73%	7.89%	6.77%	7.85%
Average daily borrowings	$1,705,966	$913,532	$1,707,548	$789,318

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
From time to time, the Transferor expects to sell and/or contribute certain investments to the MSPV Borrower. Proceeds from the MSPV Credit Facility will be used to finance the origination and acquisition of loans by the MSPV Borrower, including the purchase of such assets from the Transferor. The Company retains a residual interest in assets contributed to or acquired by the MSPV Borrower through its ownership of the MSPV Borrower. The MSPV Borrower is subject to meet financial covenants under the MSPV Credit Facility agreement. As of June 30, 2025 and December 31, 2024, the MSPV Borrower was in compliance with all such covenants.

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

The ASPV Credit Facility is secured by all of the assets of the ASPV Borrower and a pledge of equity interests in the ASPV Borrower. The ASPV Borrower is subject to meet financial covenants under the ASPV Credit Facility agreement. As of June 30, 2025 and December 31, 2024, the ASPV Borrower was in compliance with all such covenants.

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

The Truist Credit Facility is guaranteed by Twin Brook Capital Funding XXXIII, LLC (the “Guarantor”), a direct and wholly owned subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future. The Truist Credit Facility is secured by all assets of the Company and the Guarantor. The Company is subject to financial covenants under the Truist Credit Facility agreement. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all such covenants.

As of June 30, 2025, there are approximately $277.3 million in borrowings outstanding on the ASPV Credit Facility, $360.0 million borrowings outstanding on the MSPV Credit Facility and $51.2 million in borrowings outstanding on the Truist Credit Facility. Borrowings under the Company’s facilities are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of June 30, 2025 and December 31, 2024, the asset coverage ratio was 206.1% and 188.3%, respectively.

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

On June 30, 2025, the Company entered into a Second Supplement to the Master Note Purchase Agreement dated as of March 19, 2024, governing the issuance of $100 million aggregate principal amount of Series C Notes consisting of (i) $25 million aggregate principal amount of 6.05% Series C Senior Notes, Tranche A, due June 30, 2028 (the “Tranche A Notes”), and (ii) $75 million aggregate principal amount of 6.40% Series C Senior Notes, Tranche B, due June 30, 2030 (the “Tranche B Notes,” together with the Tranche A Notes, the “Series C Notes”), to qualified institutional investors in a private placement. The Tranche A Notes and the Tranche B Notes bear interest at a rate equal to 6.05% per annum and 6.40% per annum, respectively. The Series C Notes are guaranteed by Twin Brook Capital Funding XXXIII, LLC, a subsidiary of the Company. All of the Tranche A Notes and the Tranche B Notes were delivered and paid for on June 30, 2025

As of June 30, 2025, the Company was in compliance with all covenants and other requirements of each of the Tranche A Notes, Tranche B Notes, and Tranche C Notes.

Total debt consisted of the following as of June 30, 2025:

	As of June 30, 2025
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value(2)	Assets Pledged as Collateral(3)
ASPV Credit Facility	$500,000	$277,300	$46,102	$277,300	$503,212
MSPV Credit Facility	500,000	360,000	100,546	360,000	737,701
Truist Credit Facility	975,000	51,200	741,165	51,200	1,830,778
Series A Tranche A Notes	90,000	90,000	—	90,349	—
Series A Tranche B Notes	150,000	150,000	—	151,861	—
Series B Tranche A Notes	85,000	85,000	—	86,025	—
Series B Tranche B Notes	25,000	25,000	—	25,000	—
Series B Tranche C Notes	290,000	290,000	—	293,962	—
Series C Tranche A Notes	25,000	25,000	—	25,176	—
Series C Tranche B Notes	75,000	75,000	—	75,049	—
CLO Transaction	369,000	369,000	—	369,000	440,845
Total	$3,084,000	$1,797,500	$887,813	$1,804,922	$3,512,536
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

	As of June 30, 2025
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

As of June 30, 2025 and December 31, 2024, the Company did not have borrowings under Short-Term Financing Transactions with a third party.
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

As of June 30, 2025 and December 31, 2024, we had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate principal amount of $902,712 million and $820,807 million, respectively.
We seek to carefully manage our unfunded portfolio company commitments for purposes of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage ratio, to cover any outstanding portfolio company unfunded commitments we are required to fund.
Contractual Obligations
A summary of our contractual payment obligations under our borrowing arrangements as of June 30, 2025 is as follows:

	Payment Due by Period
(Amounts in millions)	Total	Less than 1 year	1-3	3-5	More than 5 years
ASPV Credit Facility	$277.3	$—	$—	$277.3	$—
MSPV Credit Facility	$360.0	$—	$—	$360.0	$—
Truist Credit Facility	$51.2	$—	$—	$51.2	$—
Series A Tranche A Notes	$90.0	$—	$90.0	$—	$—
Series A Tranche B Notes	$150.0	$—	$—	$150.0	$—
CLO Transaction	$369.0	$—	$—	$—	$369.0
Series B Tranche A Notes	$85.0	$—	$—	$85.0	$—
Series B Tranche B Notes	$25.0	$—	$—	$25.0	$—
Series B Tranche C Notes	$290.0	$—	$—	$290.0	$—
Series C Tranche A Notes	$25.0	$—	$—	$25.0	$—
Series C Tranche B Notes	$75.0	$—	$—	$75.0	$—
Total	$1,797.5	$—	$90.0	$1,338.5	$369.0
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
As of June 30, 2025, 100% of our debt investments based on fair value in our portfolio were at floating rates. Our credit facilities bear interest at floating rates with no interest rate floor. Our unsecured notes, which bear interest at fixed rates, are hedged by fixed to floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to Term SOFR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$71.0	$21.2	$49.8
Up 100 basis points	$35.2	$10.6	$24.6
Down 100 basis points	$(35.2)	$(10.6)	$(24.6)
Down 200 basis points	$(70.4)	$(21.2)	$(49.2)
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding repurchases of our Common Shares pursuant to a tender offer during the three months ended June 30, 2025 (dollar amounts in thousands, except per share amounts).

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
April 25, 2025	1,248,893	1.7%	$25.29	March 31, 2025	$31,530	0

(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction.
(3) All repurchases were satisfied in full.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the fiscal quarter ended June 30, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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
10.1
Second Supplement to Master Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2025)

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

TPG Twin Brook Capital Income Fund

August 11, 2025	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer
(Principal Executive Officer)

August 11, 2025	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)