Form 10-Q
period 2025-09-30
TPG Twin Brook Capital Income Fund
filed 2025-11-12
CIK 1913724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☐ No ☒
The number of shares of the Registrant’s common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding as of November 10, 2025 was 76,609,143, 10,007,452 and 102,693 of Class I, Class S and Class D Common Shares, respectively. Common Shares outstanding exclude November 3, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TPG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $3,821,388 and $3,084,619, respectively)	$3,804,018	$3,080,569
Non-controlled/affiliated investments at fair value (amortized cost of $85,589 and $74,552, respectively)	96,668	80,654
Cash and cash equivalents (restricted cash of $68,451 and $71,863, respectively)	152,474	161,064
Deferred financing costs	24,675	27,997
Interest receivable	16,568	12,479
Unrealized gain on derivative contracts	4,098	1,021
Other assets	867	612
Deferred offering costs	475	1,035
Prepaid expenses	391	1,057
Total assets	$4,100,234	$3,366,488
Liabilities
Debt (Note 5)	1,900,691	1,745,999
Interest payable	24,470	33,546
Dividend payable	18,513	14,602
Income incentive fee payable	7,388	5,465
Management fees payable	6,284	4,578
Accrued expenses and other liabilities payable to affiliate	5,315	3,118
Deferred tax liability	2,821	1,575
Unrealized loss on derivative contracts	2,655	14,000
Deferred income	2,361	2,373
Total liabilities	$1,970,498	$1,825,256
Commitments and contingencies (Note 8)
Net assets
Common shares $0.001 par value, unlimited shares authorized; 84,687,951 and 60,925,719 shares issued and outstanding, respectively	$85	$61
Additional paid-in-capital	2,144,301	1,544,845
Total distributable earnings (loss)	(14,650)	(3,674)
Total net assets	2,129,736	1,541,232
Total liabilities and net assets	$4,100,234	$3,366,488
Net asset value per share	$25.15	$25.30

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
Net Asset Value per Share
Class I Shares:
Net assets	$1,888,984	$1,445,050
Common shares $0.001 par value, unlimited shares authorized	75,114,570	57,123,580
Net asset value per share	$25.15	$25.30
Class S Shares:
Net assets	$238,105	$94,351
Common shares $0.001 par value, unlimited shares authorized	9,468,129	3,729,761
Net asset value per share	$25.15	$25.30
Class D Shares:
Net assets	$2,647	$1,831
Common shares $0.001 par value, unlimited shares authorized	105,252	72,378
Net asset value per share	$25.15	$25.30
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$100,451	$78,485	$280,234	$186,072
Payment-in-kind interest	1,232	478	3,476	1,756
Other	2,061	1,281	4,842	4,897
Total investment income from non-controlled, non-affiliated investments:	103,744	80,244	288,552	192,725
Total investment income	103,744	80,244	288,552	192,725
Expenses
Interest	$34,939	$28,603	$99,497	$63,730
Income incentive fees(1)	7,388	5,545	20,192	13,936
Capital gains incentive fees(1)	(277)	115	—	169
Management fees(1)	6,284	4,150	16,786	10,234
Other	764	772	3,065	1,390
Professional fees	929	858	2,052	1,943
Offering costs	523	326	1,621	1,042
Administrative fees(1)	248	489	1,078	1,084
Accounting fees	284	139	712	449
Insurance fees	122	144	387	605
Trustees' fees	59	62	175	152
Distribution and shareholder servicing fees:
Class S	470	157	1,101	368
Class D	2	1	4	2
Total expenses	51,735	41,361	146,670	95,104
Distribution and shareholder servicing fees waived
Class S	(138)	(111)	(324)	(260)
Class D	(2)	—	(4)	—
Net expenses	51,595	41,250	146,342	94,844
Net investment income (loss) before taxes	52,149	38,994	142,210	97,881
Deferred federal tax provision(2)	247	337	1,247	553
Current federal tax(2)	236	2	399	34
Net investment income (loss) after taxes	51,666	38,655	140,564	97,294

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net realized and change in unrealized gain (loss) on investment transactions
Net realized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	(175)	369	(125)	599
Non-controlled, affiliated investments	466	514	1,180	549
Foreign currency forward contracts	(36)	(9)	—	5
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	(11,252)	(441)	(13,320)	(1,527)
Non-controlled, affiliated investments	168	1,790	4,977	2,879
Interest rate swaps and options	(630)	(1,387)	(304)	(1,387)
Foreign currency forward contracts	14	(4)	(38)	33
Total net realized and change in unrealized gain (loss) on investment transactions	(11,445)	832	(7,630)	1,151
Net increase (decrease) in net assets resulting from operations	$40,221	$39,487	$132,934	$98,445

(1)Refer to Note 6 - Agreements and Related Party Transactions
(2)Related to the Company’s wholly-owned, consolidated subsidiaries, Twin Brook Equity XVIII Corp. and Twin Brook Equity XXXIII Corp., which are treated as corporations for United States federal income tax purposes
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$132,934	$98,445
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(1,055)	(1,148)
Net realized (gain) loss on foreign currency forward contracts	—	(5)
Net change in unrealized (appreciation) depreciation on investments	8,343	(1,352)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	38	(33)
Net change in unrealized (appreciation) depreciation on interest rate swaps and options, inclusive of hedging effects	(969)	1,387
Net accretion on debt instruments	(13,289)	(8,227)
Net paydown gain on debt instruments	(3,702)	(2,643)
Interest received in-kind	(3,476)	(1,756)
Purchases and drawdowns of investments	(1,169,263)	(1,655,667)
Proceeds from sales and paydowns of investments	442,979	291,212
Net settlements on derivative contracts	—	5
Amortization of deferred financing costs	5,281	2,633
Amortization of deferred offering costs	1,621	1,042
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(4,089)	(7,126)
(Increase) decrease in other assets	(255)	(150)
(Increase) decrease in prepaid expenses	666	(494)
Increase (decrease) in interest payable	(9,076)	7,993
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	2,197	(223)
Increase (decrease) in income incentive fees payable	1,923	3,100
Increase (decrease) in management fees payable	1,706	1,821
Increase (decrease) in deferred tax liability	1,246	553
Increase (decrease) in deferred income	(12)	486
Increase (decrease) in capital gains incentive fees payable	—	(178)
Net cash used in operating activities	(606,252)	(1,270,325)
Cash flows from financing activities
Dividends paid	(104,090)	(80,719)
Payments for repurchase of common shares	(44,409)	(1,457)
Proceeds from issuance of common shares	607,980	598,974
Borrowings on debt	1,073,100	1,725,048
Payments on debt	(931,900)	(913,100)
Payments for deferred financing costs	(1,958)	(17,939)
Payments for deferred offering costs	(1,061)	(1,069)
Net cash provided by financing activities	597,662	1,309,738
Net change in cash	(8,590)	39,413
The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cash and restricted cash
Cash and restricted cash, beginning of period	161,064	62,706
Cash and restricted cash, end of period	$152,474	$102,119

Supplemental and non-cash information
Distributions reinvested	$37,530	$19,347
Cash paid during the period for interest	$104,565	$51,640
Dividends payable	$18,513	$13,350
The following table provides a reconciliation of cash and restricted cash reported within the consolidated statements of assets and liabilities:
Cash	$84,023	$63,167
Restricted cash	68,451	38,952
Total cash and restricted cash	$152,474	$102,119

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$51,666	$38,655	$140,564	$97,294
Net realized gain (loss)	255	874	1,055	1,153
Net change in unrealized gain (loss)	(11,700)	(42)	(8,685)	(2)
Net increase (decrease) in net assets resulting from operations	40,221	39,487	132,934	98,445
Dividends
Class I	(48,140)	(36,045)	(132,461)	(90,763)
Class S	(5,499)	(2,013)	(12,898)	(4,660)
Class D	(67)	(28)	(172)	(80)
Net increase (decrease) in net assets resulting from dividends	(53,706)	(38,086)	(145,531)	(95,503)
Capital share transactions
Class I
Proceeds from shares sold	173,583	115,538	467,743	551,935
Share transfers between classes	—	—	251	495
Distributions reinvested	11,803	7,572	31,183	16,653
Repurchased shares, net of early repurchase deduction	(6,315)	(970)	(44,043)	(1,457)
Class S
Proceeds from shares sold	46,458	12,415	139,191	45,879
Share transfers between classes	—	—	(175)	(105)
Distributions reinvested	2,576	1,131	6,294	2,645
Repurchased shares, net of early repurchase deduction	1	—	(174)	—
Class D
Proceeds from shares sold	439	390	1,046	1,160
Share transfers between classes	—	—	(76)	(390)
Distributions reinvested	21	13	53	49
Repurchased shares, net of early repurchase deduction	—	—	(192)	—
Net increase (decrease) in net assets resulting from capital share transactions	228,566	136,089	601,101	616,864
Total increase (decreases) in net assets	215,081	137,490	588,504	619,806
Net assets, at beginning of period	1,914,655	1,281,167	1,541,232	798,851
Net assets, at end of period	$2,129,736	$1,418,657	$2,129,736	$1,418,657
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt
Aerospace and defense
AlphaCoin LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.31%	5/6/2025	7/29/2030	$2,610	$(18)	$(13)	0.00%
AlphaCoin LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.31%	7/29/2024	7/29/2030	3,020	2,968	3,006	0.14%
AlphaCoin LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.31%	7/29/2024	7/29/2030	4,509	(73)	(55)	0.00%
AlphaCoin LLC	First lien senior secured term loan	S +	5.00%	9.31%	7/29/2024	7/29/2030	18,873	18,546	18,641	0.88%
AlphaCoin LLC	First lien senior secured term loan	S +	5.00%	9.31%	5/6/2025	7/29/2030	1,909	1,882	1,886	0.09%
Mattco Forge, Inc (6)	First lien senior secured revolving loan	S +	5.00%	9.00%	12/19/2024	12/19/2030	3,691	(48)	(42)	0.00%
Mattco Forge, Inc	First lien senior secured term loan	S +	5.00%	9.00%	12/19/2024	12/19/2030	37,952	37,440	37,503	1.76%
Third Holdco, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.91%	6/13/2025	6/13/2031	3,624	(52)	(45)	0.00%
Third Holdco, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.91%	6/13/2025	6/13/2031	6,089	(87)	(75)	0.00%
Third Holdco, LLC	First lien senior secured term loan	S +	4.75%	8.91%	6/13/2025	6/13/2031	25,305	24,941	24,989	1.17%
								85,499	85,795	4.04%
Air freight and logistics
Load One Purchaser Corporation	First lien senior secured revolving loan	S +	6.25%	12.06%	6/21/2022	6/21/2028	$3,557	$1,551	$1,550	0.07%
Load One Purchaser Corporation	First lien senior secured term loan	S +	6.25%	10.88%	10/23/2024	6/21/2028	990	972	975	0.05%
Load One Purchaser Corporation	First lien senior secured term loan	S +	6.25%	10.51%	6/21/2022	6/21/2028	13,891	13,680	13,693	0.63%
Zipline Logistics, LLC	First lien senior secured revolving loan	S +	2.00% + 4.00% PIK	10.28%	9/19/2022	9/19/2027	1,715	1,284	801	0.04%
Zipline Logistics, LLC	First lien senior secured term loan	S +	2.00% + 4.00% PIK	10.28%	9/19/2022	9/19/2027	6,905	6,797	4,855	0.23%
								24,284	21,874	1.02%
Auto components
A.P.A. Industries, LLC (6)(9)	First lien senior secured revolving loan	S +	5.00%	9.16%	1/10/2023	1/10/2028	$1,523	$(22)	$(21)	0.00%
A.P.A. Industries, LLC	First lien senior secured term loan	S +	5.00%	9.16%	1/10/2023	1/10/2028	8,349	8,215	8,219	0.39%
AirPro Diagnostics, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.47%	2/21/2025	2/21/2030	3,164	4	9	0.00%
AirPro Diagnostics, LLC	First lien senior secured revolving loan	S +	5.25%	9.45%	2/21/2025	2/21/2030	1,822	219	222	0.01%
AirPro Diagnostics, LLC	First lien senior secured term loan	S +	5.25%	9.45%	2/21/2025	2/21/2030	8,499	8,382	8,393	0.39%
AvCarb, LLC	First lien senior secured delayed draw term loan	S +	2.00% + 5.00% PIK	11.26%	7/28/2023	11/12/2026	251	249	221	0.01%
AvCarb, LLC	First lien senior secured revolving loan	S +	7.00%	11.34%	7/28/2023	11/12/2026	38	37	33	0.00%
AvCarb, LLC	First lien senior secured term loan	S +	2.00% + 5.00% PIK	11.26%	7/28/2023	11/12/2026	536	532	471	0.02%
Bestop, Inc	First lien senior secured delayed draw term loan	S +	5.50%	9.50%	3/29/2024	3/29/2029	6,770	1,249	1,262	0.06%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Bestop, Inc (6)	First lien senior secured revolving loan	S +	5.50%	9.50%	3/29/2024	3/29/2029	7,081	(107)	(94)	0.00%
Bestop, Inc	First lien senior secured term loan	S +	5.50%	9.50%	3/29/2024	3/29/2029	43,693	42,979	43,115	2.01%
BSC ASI Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.00%	12/31/2024	12/31/2027	3,661	(27)	(23)	0.00%
BSC ASI Buyer, LLC	First lien senior secured term loan	S +	5.00%	9.00%	12/31/2024	12/31/2027	29,602	29,378	29,418	1.38%
Certified Collision Group Acquisition Corp (6)	First lien senior secured revolving loan	S +	5.00%	9.00%	7/28/2023	5/17/2027	19	—	—	0.00%
Certified Collision Group Acquisition Corp	First lien senior secured term loan	S +	5.00%	9.00%	7/28/2023	5/17/2027	1,095	1,088	1,087	0.05%
Raneys, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.66%	2/17/2023	6/7/2027	4,798	4,748	4,759	0.22%
Raneys, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.66%	6/7/2022	6/7/2027	1,964	(19)	(16)	0.00%
Raneys, LLC	First lien senior secured term loan	S +	5.50%	9.66%	6/7/2022	6/7/2027	13,351	13,213	13,241	0.62%
								110,118	110,296	5.16%
Building products
US Anchors Group Inc	First lien senior secured revolving loan	S +	5.00%	9.16%	7/15/2024	7/15/2029	$4,338	$363	$390	0.02%
US Anchors Group Inc	First lien senior secured term loan	S +	5.00%	9.00%	7/15/2024	7/15/2029	20,850	20,491	20,642	0.97%
								20,854	21,032	0.99%
Chemicals
A. P. Nonweiler Co. Inc (6)	First lien senior secured revolving loan	S +	4.75%	8.75%	9/30/2025	9/30/2030	$1,523	$(23)	(23)	0.00%
A. P. Nonweiler Co. Inc	First lien senior secured term loan	S +	4.75%	8.75%	9/30/2025	9/30/2030	13,079	12,883	12,883	0.60%
AM Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.70%	3/6/2025	5/1/2027	851	(5)	$(4)	0.00%
AM Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.70%	3/6/2025	5/1/2027	4,302	4,275	4,282	0.20%
Answer Acquisition, LLC	First lien senior secured revolving loan	S +	6.00%	10.23%	7/28/2023	12/30/2026	759	349	350	0.02%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.26%	7/28/2023	12/30/2026	1,652	1,646	1,643	0.08%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.26%	1/16/2024	12/30/2026	845	839	840	0.04%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.26%	6/7/2024	12/30/2026	9,848	9,744	9,797	0.46%
Custom Agronomics Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.76%	8/30/2022	8/30/2027	2,976	(29)	(22)	0.00%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	10.76%	8/30/2022	8/30/2027	4,051	4,005	4,020	0.19%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	10.76%	3/25/2024	8/30/2027	2,498	2,471	2,479	0.12%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	10.76%	9/25/2025	8/30/2027	491	487	487	0.02%
Polycorp Ltd	First lien senior secured delayed draw term loan	S +	4.75%	8.88%	1/24/2024	1/24/2030	14,860	8,100	8,145	0.38%
Polycorp Ltd (6)	First lien senior secured revolving loan	S +	4.75%	8.91%	1/24/2024	1/24/2030	3,723	(62)	(44)	0.00%
Polycorp Ltd	First lien senior secured term loan	S +	4.75%	8.91%	1/24/2024	1/24/2030	17,918	17,648	17,705	0.83%
Polycorp Ltd	First lien senior secured term loan	S +	4.75%	8.91%	2/28/2025	1/24/2030	5,351	5,278	5,287	0.25%
Teel Plastics, LLC (6)	First lien senior secured revolving loan	S +	4.75%	9.06%	4/22/2025	4/22/2030	3,909	(36)	(28)	0.00%
Teel Plastics, LLC	First lien senior secured term loan	S +	4.75%	9.06%	4/22/2025	4/22/2030	31,662	31,354	31,425	1.48%
								98,924	99,222	4.67%
Commercial services and supplies
Alliance Environmental Group, LLC	First lien senior secured delayed draw term loan	S +	7.00%	11.26%	7/28/2023	12/30/2027	$62	$59	$27	0.00%
Alliance Environmental Group, LLC	First lien senior secured revolving loan	S +	7.00%	11.26%	6/17/2025	12/30/2027	8	7	7	0.00%
Alliance Environmental Group, LLC	First lien senior secured revolving loan	S +	7.00%	11.26%	7/28/2023	12/30/2027	41	41	18	0.00%
Alliance Environmental Group, LLC	First lien senior secured term loan	S +	7.00%	11.26%	7/28/2023	12/30/2027	2,484	2,346	1,095	0.05%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
CARDS Acquisition, Inc	First lien senior secured delayed draw term loan	S +	6.00%	10.31%	8/12/2024	8/12/2029	23,829	5,928	5,956	0.28%
CARDS Acquisition, Inc	First lien senior secured revolving loan	S +	6.00%	10.55%	8/12/2024	8/12/2029	8,843	7,388	7,398	0.35%
CARDS Acquisition, Inc	First lien senior secured term loan	S +	6.00%	10.00%	8/12/2024	8/12/2029	40,904	40,140	40,220	1.89%
Edko Acquisition, LLC (10)	First lien senior secured revolving loan	S +	6.00%	10.28%	7/28/2023	6/25/2026	38	11	11	0.00%
Edko Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.28%	7/28/2023	6/25/2026	1,107	1,103	1,102	0.05%
Franchise Fastlane, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.01%	7/28/2023	5/2/2027	15	—	—	0.00%
Franchise Fastlane, LLC	First lien senior secured term loan	S +	5.75%	10.01%	7/28/2023	5/2/2027	1,060	1,052	1,050	0.05%
Gold Medal Holdings, Inc	First lien senior secured delayed draw term loan	S +	5.75%	9.75%	6/14/2024	3/17/2027	2,830	965	968	0.05%
Gold Medal Holdings, Inc (11)	First lien senior secured revolving loan	S +	5.75%	9.74%	7/28/2023	3/17/2027	1,444	618	620	0.03%
Gold Medal Holdings, Inc	First lien senior secured term loan	S +	5.75%	9.75%	7/28/2023	3/17/2027	11,994	11,923	11,934	0.56%
Green Monster Acquisition, LLC	First lien senior secured revolving loan	S +	6.00%	10.39%	7/28/2023	12/28/2026	38	26	26	0.00%
Green Monster Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.46%	7/28/2023	12/28/2026	1,137	1,131	1,129	0.05%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.53%	10/6/2023	3/31/2029	5,433	344	348	0.02%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.53%	3/14/2025	3/31/2029	2,110	304	319	0.01%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.53%	7/28/2023	3/31/2029	703	695	699	0.03%
HLSG Intermediate, LLC	First lien senior secured revolving loan	S +	5.25%	9.53%	7/28/2023	3/31/2029	1,051	321	327	0.02%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	5.25%	9.53%	7/28/2023	3/31/2029	2,124	2,103	2,111	0.10%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	5.25%	9.53%	10/6/2023	3/31/2029	634	623	630	0.03%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	5.25%	9.53%	3/14/2025	3/31/2029	1,280	1,262	1,272	0.06%
Nimlok Company, LLC (6)(12)	First lien senior secured revolving loan	S +	5.50%	9.76%	7/28/2023	11/27/2025	320	—	—	0.00%
Nimlok Company, LLC	First lien senior secured term loan	S +	5.50%	9.76%	7/28/2023	11/27/2025	2,562	2,560	2,560	0.12%
Nimlok Company, LLC	First lien senior secured term loan	S +	5.50%	9.76%	5/1/2024	11/27/2025	3,043	3,040	3,040	0.14%
Polaris Labs Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.00%	9/17/2024	9/17/2029	2,123	(34)	(31)	0.00%
Polaris Labs Acquisition, LLC	First lien senior secured term loan	S +	5.00%	9.00%	9/17/2024	9/17/2029	6,394	6,288	6,299	0.30%
PRA Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.65%	7/28/2023	5/12/2028	56	(1)	(1)	0.00%
PRA Acquisition, LLC	First lien senior secured term loan	S +	6.50%	10.65%	7/28/2023	5/12/2028	557	549	549	0.03%
Precision Point Metrics, Inc (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.75%	7/1/2025	7/1/2031	7,250	(52)	(36)	0.00%
Precision Point Metrics, Inc (6)	First lien senior secured revolving loan	S +	4.75%	8.75%	7/1/2025	7/1/2031	2,030	(29)	(25)	0.00%
Precision Point Metrics, Inc	First lien senior secured term loan	S +	4.75%	8.75%	7/1/2025	7/1/2031	8,136	8,018	8,034	0.38%
Quality Liaison Services of North America, Inc	First lien senior secured revolving loan	S +	6.00%	10.35%	5/2/2023	5/2/2028	1,629	695	697	0.03%
Quality Liaison Services of North America, Inc	First lien senior secured term loan	S +	6.00%	10.46%	5/2/2023	5/2/2028	12,230	12,071	12,077	0.57%
Rapid Fire Safety and Security, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.20%	1/2/2025	1/2/2030	5,457	3,267	3,275	0.15%
Rapid Fire Safety and Security, LLC	First lien senior secured revolving loan	S +	5.00%	9.00%	1/2/2025	1/2/2030	1,885	1,555	1,558	0.07%
Rapid Fire Safety and Security, LLC	First lien senior secured term loan	S +	5.00%	9.00%	1/2/2025	1/2/2030	3,961	3,901	3,907	0.18%
Superscapes Holdco, LLC	First lien senior secured revolving loan	S +	5.75%	10.72%	4/7/2025	4/7/2030	2,166	961	965	0.05%
Superscapes Holdco, LLC	First lien senior secured term loan	S +	5.75%	9.75%	4/7/2025	4/7/2030	17,863	17,614	17,647	0.83%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
TCG Services, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.81%	7/31/2025	7/31/2031	7,250	(53)	(53)	0.00%
TCG Services, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.81%	7/31/2025	7/31/2031	2,030	(30)	(30)	0.00%
TCG Services, LLC	First lien senior secured term loan	S +	5.50%	9.81%	7/31/2025	7/31/2031	7,431	7,321	7,321	0.34%
								146,031	145,020	6.82%
Construction and engineering
AKS Engineering and Forestry, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.91%	1/7/2025	1/7/2031	$2,890	$(38)	$(33)	0.00%
AKS Engineering and Forestry, LLC	First lien senior secured term loan	S +	4.75%	8.91%	1/7/2025	1/7/2031	19,877	19,611	19,644	0.92%
BCI Burke Holding Corp	First lien senior secured delayed draw term loan	S +	6.00%	10.00%	7/28/2023	12/14/2027	1,482	1,469	1,472	0.07%
BCI Burke Holding Corp (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.00%	10/10/2024	12/14/2027	6,588	(46)	(41)	0.00%
BCI Burke Holding Corp (6)	First lien senior secured revolving loan	S +	6.00%	10.00%	7/28/2023	12/14/2027	2,447	(19)	(15)	0.00%
BCI Burke Holding Corp	First lien senior secured term loan	S +	6.00%	10.00%	7/28/2023	12/14/2027	6,095	6,043	6,057	0.28%
BCI Burke Holding Corp	First lien senior secured term loan	S +	6.00%	10.00%	10/10/2024	12/14/2027	11,261	11,180	11,191	0.53%
Capital Construction, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.20%	6/30/2025	10/22/2026	9,173	(56)	(46)	0.00%
Capital Construction, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.22%	6/30/2025	10/22/2026	3,169	3,129	3,129	0.15%
Capital Construction, LLC	First lien senior secured term loan	S +	5.75%	10.20%	6/30/2025	10/22/2026	6,004	5,929	5,929	0.28%
CHS Holdco, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.91%	5/27/2025	5/27/2031	18,100	7,679	7,714	0.36%
CHS Holdco, LLC	First lien senior secured revolving loan	S +	4.75%	8.91%	5/27/2025	5/27/2031	6,089	1,436	1,447	0.07%
CHS Holdco, LLC	First lien senior secured term loan	S +	4.75%	8.91%	5/27/2025	5/27/2031	18,075	17,809	17,851	0.84%
Compass Restoration Intermediary Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.31%	1/31/2025	1/31/2030	2,491	(43)	(40)	0.00%
Compass Restoration Intermediary Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.31%	1/31/2025	1/31/2030	1,218	(21)	(19)	0.00%
Compass Restoration Intermediary Holdings, LLC	First lien senior secured term loan	S +	5.00%	9.31%	1/31/2025	1/31/2030	6,940	6,820	6,829	0.32%
Highland Acquisition, Inc	First lien senior secured revolving loan	S +	5.75%	10.06%	7/28/2023	3/9/2027	2,213	424	422	0.02%
Highland Acquisition, Inc	First lien senior secured term loan	S +	5.75%	10.06%	7/28/2023	3/9/2027	10,768	10,669	10,665	0.50%
Ironhorse Purchaser, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.41%	9/30/2022	9/30/2027	8,996	8,925	8,930	0.42%
Ironhorse Purchaser, LLC (6)(13)	First lien senior secured revolving loan	S +	5.25%	9.41%	9/30/2022	9/30/2027	5,813	(56)	(43)	0.00%
Ironhorse Purchaser, LLC	First lien senior secured term loan	S +	5.25%	9.41%	9/30/2022	9/30/2027	29,251	28,984	29,009	1.36%
Redwood Buyer, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.75%	1/3/2025	1/3/2030	7,615	(130)	(119)	(0.01)%
Redwood Buyer, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.75%	1/3/2025	1/3/2030	1,884	(32)	(30)	0.00%
Redwood Buyer, LLC	First lien senior secured term loan	S +	4.75%	8.75%	1/3/2025	1/3/2030	9,060	8,903	8,916	0.42%
Rose Paving, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.26%	11/27/2024	11/7/2029	3,726	3,604	3,609	0.17%
Rose Paving, LLC	First lien senior secured revolving loan	S +	5.00%	9.21%	11/7/2022	11/7/2029	8,626	7,497	7,523	0.35%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	9.20%	11/7/2022	11/7/2029	17,119	16,812	16,923	0.79%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	9.20%	5/1/2024	11/7/2029	1,772	1,734	1,752	0.08%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	9.20%	11/27/2024	11/7/2029	13,057	12,892	12,907	0.61%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
								181,108	181,533	8.53%
Containers and packaging
Bulk Lift International, LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.51%	7/28/2023	11/15/2027	$125	$124	$123	0.01%
Bulk Lift International, LLC	First lien senior secured revolving loan	S +	6.25%	10.82%	11/15/2022	11/15/2027	1,801	336	333	0.02%
Bulk Lift International, LLC	First lien senior secured term loan	S +	6.25%	10.51%	11/15/2022	11/15/2027	8,062	7,935	7,942	0.37%
Innovative FlexPak, LLC (8)	First lien senior secured delayed draw term loan	20.00% PIK		20.00%	7/31/2025	1/23/2027	437	255	14	0.00%
Innovative FlexPak, LLC (8)	First lien senior secured revolving loan	S +	7.00%	11.28%	7/28/2023	1/23/2027	627	353	90	0.00%
Innovative FlexPak, LLC (8)	First lien senior secured term loan	S +	7.00%	11.28%	7/28/2023	1/23/2027	2,616	2,274	1,173	0.06%
Innovative FlexPak, LLC (8)	First lien senior secured term loan	20.00% PIK		20.00%	7/28/2023	1/23/2027	853	567	382	0.02%
Johns Byrne LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	10.25%	8/31/2023	8/31/2029	2,578	(41)	(40)	0.00%
Johns Byrne LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.25%	8/31/2023	8/31/2029	1,460	(24)	(22)	0.00%
Johns Byrne LLC	First lien senior secured term loan	S +	6.25%	10.25%	8/31/2023	8/31/2029	9,301	9,136	9,142	0.43%
K-1 Packaging Group LLC	First lien senior secured revolving loan	S +	6.25%	10.70%	10/6/2022	10/6/2027	6,748	2,041	2,044	0.10%
K-1 Packaging Group LLC	First lien senior secured term loan	S +	6.25%	10.51%	10/6/2022	10/6/2027	30,846	30,482	30,518	1.43%
MRC Keeler Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.65%	7/28/2023	12/4/2025	4	4	4	0.00%
MRC Keeler Acquisition LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.65%	7/28/2023	12/4/2025	150	—	(2)	0.00%
MRC Keeler Acquisition LLC	First lien senior secured term loan	S +	6.50%	10.65%	7/28/2023	12/4/2025	908	906	895	0.04%
SCP Cold Chain Packaging Buyer Corp (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.00%	6/27/2025	6/27/2031	7,248	(43)	(27)	0.00%
SCP Cold Chain Packaging Buyer Corp (6)	First lien senior secured revolving loan	S +	5.00%	9.00%	6/27/2025	6/27/2031	3,247	(39)	(32)	0.00%
SCP Cold Chain Packaging Buyer Corp	First lien senior secured term loan	S +	5.00%	9.00%	6/27/2025	6/27/2031	19,159	18,928	18,968	0.89%
Sixarp, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.25%	9/22/2025	8/5/2029	1,722	(17)	(17)	0.00%
Sixarp, LLC	First lien senior secured revolving loan	S +	5.25%	9.25%	9/22/2025	8/5/2029	3,045	426	426	0.02%
Sixarp, LLC	First lien senior secured term loan	S +	5.25%	9.25%	9/22/2025	8/5/2029	20,459	20,255	20,254	0.95%
Vanguard Packaging, LLC	First lien senior secured revolving loan	S +	5.25%	9.53%	3/29/2024	8/9/2026	4,408	1,156	1,159	0.05%
Vanguard Packaging, LLC	First lien senior secured term loan	S +	5.25%	9.53%	3/29/2024	8/9/2026	10,097	10,051	10,055	0.47%
								105,065	103,382	4.86%
Distributors
RTP Acquisition, LLC	First lien senior secured revolving loan	S +	4.50% + 2.25% PIK	11.03%	7/28/2023	8/17/2027	$38	$38	$32	0.00%
RTP Acquisition, LLC	First lien senior secured term loan	S +	4.50% + 2.25% PIK	11.32%	7/28/2023	8/17/2027	2,748	2,724	2,321	0.11%
								2,762	2,353	0.11%
Diversified consumer services
50Floor, LLC	First lien senior secured revolving loan	S +	3.00%	7.45%	7/28/2023	3/31/2028	$212	$103	$84	0.00%
50Floor, LLC	First lien senior secured term loan	S +	3.00%	7.45%	7/28/2023	3/31/2028	1,116	1,096	1,004	0.05%
ACES Intermediate, Inc (6)	First lien senior secured revolving loan	S +	5.00%	9.28%	7/27/2022	7/27/2027	7,114	(73)	(36)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
ACES Intermediate, Inc	First lien senior secured term loan	S +	5.00%	9.28%	7/27/2022	7/27/2027	37,509	37,120	37,321	1.75%
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.75%	4/25/2023	4/25/2028	7,154	7,015	7,047	0.33%
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.84%	5/7/2024	4/25/2028	8,474	8,322	8,347	0.39%
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.77%	9/19/2025	4/25/2028	32,288	118	118	0.01%
CL Services Acquisition, LLC	First lien senior secured revolving loan	S +	4.75%	8.75%	4/25/2023	4/25/2028	5,435	408	415	0.02%
CL Services Acquisition, LLC	First lien senior secured term loan	S +	4.75%	8.97%	4/25/2023	4/25/2028	13,623	13,348	13,419	0.63%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.25%	12/30/2022	12/30/2028	6,913	6,815	6,846	0.32%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.25%	9/20/2023	12/30/2028	6,690	6,606	6,626	0.31%
Esquire Deposition Solutions, LLC	First lien senior secured revolving loan	S +	5.25%	9.25%	12/30/2022	12/30/2028	7,666	821	846	0.04%
Esquire Deposition Solutions, LLC	First lien senior secured term loan	S +	5.25%	9.25%	12/30/2022	12/30/2028	47,870	47,270	47,407	2.23%
Harley Exteriors Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.81%	8/2/2024	8/1/2029	3,929	(60)	(56)	0.00%
Harley Exteriors Acquisition, LLC	First lien senior secured revolving loan	S +	5.50%	9.66%	8/2/2024	8/2/2029	1,322	861	863	0.04%
Harley Exteriors Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.81%	8/2/2024	8/2/2029	8,460	8,328	8,339	0.39%
Home Brands Group Holdings, Inc (6)	First lien senior secured revolving loan	S +	5.00%	9.16%	7/28/2023	1/8/2028	48	—	—	0.00%
Home Brands Group Holdings, Inc	First lien senior secured term loan	S +	5.00%	9.16%	7/28/2023	1/8/2028	12,125	11,988	12,040	0.57%
HTI Intermediate, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.29%	3/1/2024	3/1/2030	2,354	2,315	2,319	0.11%
HTI Intermediate, LLC	First lien senior secured revolving loan	S +	5.00%	10.54%	3/1/2024	3/1/2030	2,588	480	483	0.02%
HTI Intermediate, LLC	First lien senior secured term loan	S +	5.00%	9.29%	7/2/2025	3/1/2030	1,778	1,752	1,754	0.08%
HTI Intermediate, LLC	First lien senior secured term loan	S +	5.00%	9.17%	3/1/2024	3/1/2030	5,021	4,942	4,951	0.23%
ISSA, LLC	First lien senior secured revolving loan	S +	6.50%	9.46%	7/28/2023	3/1/2028	131	117	116	0.01%
ISSA, LLC	First lien senior secured term loan	S +	6.50%	10.50%	7/28/2023	3/1/2028	1,824	1,809	1,804	0.08%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.79%	11/13/2023	12/29/2026	5,840	5,770	5,784	0.27%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.87%	5/23/2025	12/29/2026	8,018	1,690	1,677	0.08%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.76%	7/28/2023	12/29/2026	86	85	85	0.00%
Juniper Landscaping Holdings LLC (14)	First lien senior secured revolving loan	S +	5.75%	9.75%	7/28/2023	12/29/2027	3,103	394	405	0.02%
Juniper Landscaping Holdings LLC	First lien senior secured term loan	S +	5.75%	9.76%	7/28/2023	12/29/2027	3,976	3,921	3,937	0.18%
Lawn Care Holdings Purchaser, Inc	First lien senior secured delayed draw term loan	S +	5.50%	9.50%	10/24/2023	10/24/2028	4,532	4,439	4,494	0.21%
Lawn Care Holdings Purchaser, Inc	First lien senior secured delayed draw term loan	S +	5.50%	9.56%	11/22/2024	10/24/2028	13,925	9,250	9,270	0.44%
Lawn Care Holdings Purchaser, Inc (6)(15)	First lien senior secured revolving loan	S +	5.50%	9.50%	10/24/2023	10/24/2028	2,698	(36)	(23)	0.00%
Lawn Care Holdings Purchaser, Inc	First lien senior secured term loan	S +	5.50%	9.50%	10/24/2023	10/24/2028	7,138	7,028	7,078	0.33%
PPW Acquisition, LLC	First lien senior secured revolving loan	S +	6.75%	11.01%	7/28/2023	9/30/2027	38	11	9	0.00%
PPW Acquisition, LLC	First lien senior secured term loan	S +	4.25% + 2.50% PIK	11.01%	7/28/2023	9/30/2027	620	612	580	0.03%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Premier Early Childhood Education Partners LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.28%	3/27/2025	11/22/2028	8,413	3,671	3,684	0.17%
Premier Early Childhood Education Partners LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.26%	11/22/2023	11/22/2028	10,836	10,654	10,736	0.50%
Premier Early Childhood Education Partners LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.26%	9/25/2024	11/22/2028	8,995	8,867	8,912	0.42%
Premier Early Childhood Education Partners LLC	First lien senior secured revolving loan	S +	6.00%	10.28%	11/22/2023	11/22/2028	1,380	805	815	0.04%
Premier Early Childhood Education Partners LLC	First lien senior secured term loan	S +	6.00%	10.26%	11/22/2023	11/22/2028	8,167	8,018	8,091	0.38%
TSR Concrete Coatings, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.46%	9/22/2023	9/22/2028	1,534	(23)	(17)	0.00%
TSR Concrete Coatings, LLC	First lien senior secured term loan	S +	6.00%	10.15%	9/22/2023	9/22/2028	6,594	6,487	6,520	0.31%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.57%	7/28/2023	3/23/2026	1,224	1,221	1,220	0.06%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.52%	7/28/2023	3/23/2026	372	245	245	0.01%
United Land Services Opco Parent, LLC (6)(16)	First lien senior secured revolving loan	S +	6.00%	10.57%	7/28/2023	3/23/2026	150	—	(1)	0.00%
United Land Services Opco Parent, LLC	First lien senior secured term loan	S +	6.00%	10.57%	7/28/2023	3/23/2026	349	348	348	0.02%
Yard-Nique, Inc	First lien senior secured delayed draw term loan	S +	6.50%	10.65%	8/8/2022	4/30/2026	2,549	2,537	2,537	0.12%
Yard-Nique, Inc	First lien senior secured delayed draw term loan	S +	6.50%	10.65%	6/30/2025	4/30/2026	7,657	6,703	6,779	0.32%
Yard-Nique, Inc	First lien senior secured revolving loan	S +	6.50%	10.65%	8/8/2022	4/30/2026	1,947	1,213	1,217	0.06%
Yard-Nique, Inc	First lien senior secured term loan	S +	6.50%	10.65%	8/8/2022	4/30/2026	6,946	6,910	6,909	0.32%
								252,321	253,348	11.90%
Diversified telecommunication services
ISPN Intermediate, LLC	First lien senior secured revolving loan	S +	5.00%	9.16%	12/6/2024	12/6/2030	$861	$132	$134	0.01%
ISPN Intermediate, LLC	First lien senior secured term loan	S +	5.00%	9.16%	12/6/2024	12/6/2030	7,880	7,775	7,788	0.37%
								7,907	7,922	0.38%
Electrical equipment
AEP Passion Intermediate Holdings, Inc	First lien senior secured delayed draw term loan	S +	1.75% + 4.75% PIK	10.65%	7/28/2023	10/5/2027	$71	$70	$70	0.00%
AEP Passion Intermediate Holdings, Inc	First lien senior secured revolving loan	S +	6.50%	10.89%	7/28/2023	10/5/2027	48	39	39	0.00%
AEP Passion Intermediate Holdings, Inc	First lien senior secured revolving loan	S +	1.75% + 4.75% PIK	10.65%	7/28/2023	10/5/2027	1	1	1	0.00%
AEP Passion Intermediate Holdings, Inc	First lien senior secured term loan	S +	1.75% + 4.75% PIK	10.85%	7/28/2023	10/5/2027	1,279	1,262	1,257	0.06%
BPCP NSA Intermedco, Inc	First lien senior secured delayed draw term loan	S +	4.75%	8.91%	5/17/2024	5/17/2030	12,234	6,811	6,844	0.32%
BPCP NSA Intermedco, Inc (6)	First lien senior secured revolving loan	S +	4.75%	8.91%	5/17/2024	5/17/2030	5,930	(69)	(60)	0.00%
BPCP NSA Intermedco, Inc	First lien senior secured term loan	S +	4.75%	8.91%	5/17/2024	5/17/2030	34,749	34,319	34,378	1.61%
SENS Intermediate Holdings LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.16%	3/10/2025	3/10/2031	3,468	(24)	(16)	0.00%
SENS Intermediate Holdings LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.16%	3/10/2025	3/10/2031	2,664	(36)	(32)	0.00%
SENS Intermediate Holdings LLC	First lien senior secured term loan	S +	5.00%	9.16%	3/10/2025	3/10/2031	9,777	9,644	9,663	0.44%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
WCI Volt Purchaser, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.53%	9/15/2022	9/15/2028	2,249	(22)	(20)	0.00%
WCI Volt Purchaser, LLC	First lien senior secured term loan	S +	5.25%	9.53%	9/15/2022	9/15/2028	7,746	7,659	7,666	0.36%
								59,654	59,790	2.79%
Electronic equipment, instruments and components
ADC Purchaser Inc (6)	First lien senior secured revolving loan	S +	4.50%	8.50%	7/16/2025	7/16/2031	6,013	$(73)	$(73)	0.00%
ADC Purchaser Inc	First lien senior secured term loan	S +	4.50%	8.50%	7/16/2025	7/16/2031	30,880	30,502	30,500	1.43%
Advanced Lighting Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.66%	2/27/2025	11/22/2027	$1,215	(10)	(8)	0.00%
Advanced Lighting Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.66%	2/27/2025	11/22/2027	7,183	7,123	7,134	0.33%
Nelson Name Plate Company	First lien senior secured delayed draw term loan	S +	5.75%	10.01%	7/28/2023	10/18/2026	116	115	115	0.01%
Nelson Name Plate Company	First lien senior secured revolving loan	S +	5.75%	10.14%	7/28/2023	10/18/2026	90	27	27	0.00%
Nelson Name Plate Company	First lien senior secured term loan	S +	5.75%	10.01%	7/28/2023	10/18/2026	3,430	3,396	3,404	0.16%
								41,080	41,099	1.93%
Food and staples retailing
Ever Fresh Fruit Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.76%	6/5/2024	11/17/2028	$2,506	$1,319	$1,322	0.06%
Ever Fresh Fruit Company, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.76%	11/17/2023	11/17/2028	1,380	(23)	(18)	0.00%
Ever Fresh Fruit Company, LLC	First lien senior secured term loan	S +	6.50%	10.76%	11/17/2023	11/17/2028	7,234	7,105	7,139	0.34%
Mad Rose Company, LLC (17)	First lien senior secured revolving loan	S +	6.50%	11.17%	7/28/2023	5/7/2026	395	232	232	0.01%
Mad Rose Company, LLC	First lien senior secured term loan	S +	6.50%	10.96%	7/28/2023	5/7/2026	2,876	2,864	2,865	0.13%
NutriScience Innovations, LLC (6)(18)	First lien senior secured revolving loan	S +	6.00%	10.00%	7/28/2023	12/31/2026	131	(1)	(1)	0.00%
NutriScience Innovations, LLC	First lien senior secured term loan	S +	6.00%	10.00%	7/28/2023	12/31/2026	1,850	1,843	1,841	0.09%
Premier Produce One, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.75%	3/21/2025	3/21/2030	4,272	(29)	(20)	0.00%
Premier Produce One, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.75%	3/21/2025	3/21/2030	2,480	(33)	(29)	0.00%
Premier Produce One, LLC	First lien senior secured term loan	S +	4.75%	8.75%	3/21/2025	3/21/2030	5,668	5,588	5,599	0.26%
Qin's Buffalo, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.91%	7/28/2023	5/5/2027	74	73	74	0.00%
Qin's Buffalo, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.91%	5/24/2024	5/5/2027	7,907	3,365	3,371	0.16%
Qin's Buffalo, LLC	First lien senior secured revolving loan	S +	5.75%	9.91%	7/28/2023	5/5/2027	38	37	37	0.00%
Qin's Buffalo, LLC	First lien senior secured term loan	S +	5.75%	9.91%	7/28/2023	5/5/2027	521	517	518	0.02%
SCP Beverage Buyer, LLC	First lien senior secured revolving loan	S +	5.75%	10.22%	7/28/2023	11/24/2026	38	37	37	0.00%
SCP Beverage Buyer, LLC	First lien senior secured term loan	S +	5.75%	10.32%	7/28/2023	11/24/2026	7,057	7,020	7,008	0.33%
TruSource Foods LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.30%	8/1/2025	8/1/2031	3,334	(49)	(49)	0.00%
TruSource Foods LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.30%	8/1/2025	8/1/2031	1,926	(28)	(28)	0.00%
TruSource Foods LLC	First lien senior secured term loan	S +	5.00%	9.30%	8/1/2025	8/1/2031	5,284	5,206	5,206	0.24%
Universal Pure, LLC	First lien senior secured delayed draw term loan	S +	4.50% + 1.75% PIK	10.40%	10/31/2022	10/31/2028	367	361	361	0.02%
Universal Pure, LLC (19)	First lien senior secured revolving loan	S +	4.50% + 1.75% PIK	10.40%	10/31/2022	10/31/2028	7,210	4,594	4,598	0.22%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Universal Pure, LLC	First lien senior secured term loan	S +	4.50% + 1.75% PIK	10.40%	10/31/2022	10/31/2028	17,607	17,285	17,291	0.81%
								57,283	57,354	2.69%
Food products
BPCP WLF Intermedco LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.15%	12/20/2024	8/19/2028	$7,615	$(60)	$(49)	0.00%
BPCP WLF Intermedco LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.30%	8/19/2022	8/19/2028	5,839	4,586	4,632	0.22%
BPCP WLF Intermedco LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.15%	8/19/2022	8/19/2028	3,383	(36)	(22)	0.00%
BPCP WLF Intermedco LLC	First lien senior secured term loan	S +	6.00%	10.15%	8/19/2022	8/19/2028	24,194	23,874	24,039	1.13%
Icelandirect, LLC	First lien senior secured revolving loan	S +	6.00%	10.31%	7/28/2023	7/30/2026	38	32	32	0.00%
Icelandirect, LLC	First lien senior secured term loan	S +	6.00%	10.28%	7/28/2023	7/30/2026	695	692	692	0.03%
Starwest Botanicals Acquisition, LLC	First lien senior secured revolving loan	S +	5.25%	9.53%	7/28/2023	4/30/2028	174	104	82	0.00%
Starwest Botanicals Acquisition, LLC	First lien senior secured term loan	S +	5.25%	9.53%	7/28/2023	4/30/2028	785	761	665	0.03%
Sun Orchard, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.81%	8/2/2024	7/8/2028	6,096	871	886	0.04%
Sun Orchard, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.66%	7/8/2022	7/8/2028	5,336	(63)	(63)	0.00%
Sun Orchard, LLC	First lien senior secured term loan	S +	5.50%	9.66%	7/8/2022	7/8/2028	26,186	25,795	25,878	1.22%
Treat Planet Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.50%	1/11/2023	1/11/2028	2,422	(37)	(16)	0.00%
Treat Planet Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.50%	1/11/2023	1/11/2028	8,294	8,154	8,238	0.39%
Treat Planet Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.50%	3/7/2025	1/11/2028	5,513	5,467	5,476	0.26%
Westminster Cracker Company, Inc	First lien senior secured revolving loan	S +	6.25%	10.71%	8/30/2023	8/30/2026	1,534	222	222	0.01%
Westminster Cracker Company, Inc	First lien senior secured term loan	S +	6.25%	10.71%	8/30/2023	8/30/2026	9,440	9,382	9,385	0.44%
								79,744	80,077	3.77%
Gas utilities
Hydromax USA, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.35%	7/28/2023	12/30/2027	$109	$107	$108	0.01%
Hydromax USA, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.35%	6/3/2025	6/3/2027	1,298	(11)	(9)	0.00%
Hydromax USA, LLC	First lien senior secured revolving loan	S +	6.00%	10.35%	7/28/2023	12/30/2027	228	64	67	0.00%
Hydromax USA, LLC	First lien senior secured term loan	S +	6.00%	10.35%	7/28/2023	12/30/2027	1,182	1,155	1,173	0.06%
								1,315	1,339	0.07%
Health care equipment and supplies
3BC Matrix Acquisition, LLC (6)(20)	First lien senior secured revolving loan	S +	5.50%	9.50%	5/13/2025	5/13/2030	$1,564	$(29)	$(27)	0.00%
3BC Matrix Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.50%	5/13/2025	5/13/2030	4,777	4,688	4,695	0.22%
626 Holdings Equity LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.57%	7/28/2023	2/14/2028	220	218	218	0.01%
626 Holdings Equity LLC	First lien senior secured revolving loan	S +	6.00%	10.74%	7/28/2023	2/14/2028	75	74	74	0.00%
626 Holdings Equity LLC	First lien senior secured term loan	S +	6.00%	10.57%	7/28/2023	2/14/2028	859	850	848	0.04%
Alcresta Buyer, Inc	First lien senior secured delayed draw term loan	S +	5.50%	9.50%	3/12/2024	3/12/2030	14,036	9,468	9,486	0.45%
Alcresta Buyer, Inc (6)	First lien senior secured revolving loan	S +	5.50%	9.70%	3/12/2024	3/12/2030	2,761	(41)	(37)	0.00%
Alcresta Buyer, Inc	First lien senior secured term loan	S +	5.50%	9.70%	3/12/2024	3/12/2030	12,800	12,612	12,634	0.59%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
EMSAR Acquisition LLC	First lien senior secured delayed draw term loan	S +	4.50% + 2.00% PIK	10.76%	7/28/2023	9/30/2027	213	211	204	0.00%
EMSAR Acquisition LLC	First lien senior secured revolving loan	S +	6.50%	10.76%	7/28/2023	9/30/2027	134	132	127	0.01%
EMSAR Acquisition LLC	First lien senior secured term loan	S +	4.50% + 2.00% PIK	10.76%	7/28/2023	9/30/2027	1,036	1,026	988	0.05%
Medical Technology Associates, LLC	First lien senior secured revolving loan	S +	5.50%	9.50%	7/25/2022	7/25/2028	2,981	1,632	1,648	0.08%
Medical Technology Associates, LLC	First lien senior secured term loan	S +	5.50%	9.50%	7/25/2022	7/25/2028	27,244	26,878	27,053	1.27%
Nasco Healthcare Inc.	First lien senior secured revolving loan	S +	5.75%	9.91%	12/13/2024	6/30/2028	2,937	2,180	2,184	0.10%
Nasco Healthcare Inc.	First lien senior secured term loan	S +	5.75%	9.91%	12/13/2024	6/30/2028	11,704	11,614	11,629	0.55%
NWI Merger Sub, Inc (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.20%	12/4/2024	12/4/2029	6,438	(108)	(99)	0.00%
NWI Merger Sub, Inc (6)	First lien senior secured revolving loan	S +	5.00%	9.20%	12/4/2024	12/4/2029	2,495	(42)	(38)	0.00%
NWI Merger Sub, Inc	First lien senior secured term loan	S +	5.00%	9.20%	12/4/2024	12/4/2029	16,826	16,549	16,564	0.78%
Reliable Medical Supply LLC	First lien senior secured revolving loan	S +	6.00%	11.32%	2/14/2025	4/8/2027	2,283	2,268	2,275	0.11%
Reliable Medical Supply LLC	First lien senior secured term loan	S +	6.00%	10.56%	2/14/2025	4/8/2027	20,938	20,779	20,851	0.98%
SCA Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.07%	7/28/2023	1/20/2027	275	269	252	0.01%
SCA Buyer, LLC	First lien senior secured revolving loan	S +	6.50%	11.04%	7/28/2023	1/20/2027	133	130	122	0.01%
SCA Buyer, LLC	First lien senior secured term loan	S +	6.50%	11.07%	7/28/2023	1/20/2027	2,815	2,748	2,575	0.12%
SCA Buyer, LLC	First lien senior secured term loan	S +	6.50%	11.07%	12/16/2024	1/20/2027	739	723	684	0.03%
Spectrum Solutions, LLC	First lien senior secured delayed draw term loan	18.00% PIK		18.00%	5/3/2024	3/5/2026	258	254	254	0.01%
Spectrum Solutions, LLC	First lien senior secured delayed draw term loan	18.00% PIK		18.00%	4/10/2025	3/5/2026	37	18	18	0.00%
Spectrum Solutions, LLC	First lien senior secured delayed draw term loan	15.00% PIK		15.00%	7/28/2023	3/5/2026	130	121	40	0.00%
Spectrum Solutions, LLC	First lien senior secured delayed draw term loan	18.00%		18.00%	4/10/2025	3/5/2026	128	127	128	0.01%
Spectrum Solutions, LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.62%	7/28/2023	3/5/2026	299	179	(15)	0.00%
Spectrum Solutions, LLC	First lien senior secured term loan	S +	6.25%	10.51%	7/28/2023	3/5/2026	627	585	192	0.01%
Surplus Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.50%	9/30/2024	11/30/2027	4,656	3,206	3,198	0.15%
Surplus Solutions, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.77%	11/30/2022	11/30/2027	2,227	(35)	(28)	0.00%
Surplus Solutions, LLC	First lien senior secured term loan	S +	5.50%	9.77%	11/30/2022	11/30/2027	17,255	16,994	17,038	0.80%
								136,278	135,735	6.39%
Health care providers and services
ADVI Health, LLC (6)	First lien senior secured revolving loan	S +	7.00%	11.26%	11/29/2022	11/29/2027	$1,062	$(11)	$(11)	0.00%
ADVI Health, LLC	First lien senior secured term loan	S +	7.00%	11.26%	11/29/2022	11/29/2027	6,070	5,993	5,998	0.28%
Advocate RCM Acquisition Corp (6)	First lien senior secured revolving loan	S +	6.00%	10.10%	12/22/2023	12/22/2026	2,902	(21)	(20)	0.00%
Advocate RCM Acquisition Corp	First lien senior secured term loan	S +	6.00%	10.10%	12/22/2023	12/22/2026	18,226	18,075	18,084	0.85%
Agility Intermediate, Inc	First lien senior secured delayed draw term loan	S +	7.00%	11.26%	7/28/2023	4/15/2026	108	107	102	0.00%
Agility Intermediate, Inc	First lien senior secured revolving loan	S +	7.00%	11.26%	7/28/2023	4/15/2026	134	79	73	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Agility Intermediate, Inc	First lien senior secured term loan	S +	7.00%	11.26%	7/28/2023	4/15/2026	235	234	222	0.01%
Aligned Dental Management Services, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.51%	2/7/2025	2/7/2030	4,981	1,121	1,127	0.05%
Aligned Dental Management Services, LLC	First lien senior secured revolving loan	S +	5.25%	9.51%	2/7/2025	2/7/2030	1,523	278	280	0.01%
Aligned Dental Management Services, LLC	First lien senior secured term loan	S +	5.25%	9.51%	2/7/2025	2/7/2030	7,911	7,769	7,782	0.37%
AMCP Treatment Intermediate, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.00%	8/29/2025	8/29/2031	6,608	(65)	(65)	0.00%
AMCP Treatment Intermediate, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.00%	8/29/2025	8/29/2031	3,045	(60)	(60)	0.00%
AMCP Treatment Intermediate, LLC	First lien senior secured term loan	S +	5.00%	9.00%	8/29/2025	8/29/2031	17,840	17,487	17,485	0.82%
American Family Care, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.75%	9/10/2025	2/28/2029	7,325	(36)	(73)	0.00%
American Family Care, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.75%	2/29/2024	2/28/2029	5,663	461	506	0.02%
American Family Care, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.75%	2/29/2024	2/28/2029	4,912	(54)	(49)	0.00%
American Family Care, LLC	First lien senior secured term loan	S +	4.75%	8.75%	2/29/2024	2/28/2029	23,154	22,833	22,922	1.08%
ASC Ortho Management Company, LLC	First lien senior secured delayed draw term loan	S +	6.50% + 2.50% PIK	13.26%	7/28/2023	12/31/2026	327	323	155	0.01%
ASC Ortho Management Company, LLC	First lien senior secured revolving loan	S +	9.00%	13.31%	7/28/2023	12/31/2026	38	37	18	0.00%
ASC Ortho Management Company, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.76%	9/19/2025	12/31/2026	16	—	—	0.00%
ASC Ortho Management Company, LLC	First lien senior secured term loan	S +	6.50% + 2.50% PIK	13.26%	7/28/2023	12/31/2026	517	511	246	0.01%
Ascend Plastic Surgery Partners MSO LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.81%	5/3/2024	5/3/2029	20,670	4,689	4,701	0.22%
Ascend Plastic Surgery Partners MSO LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.50%	5/3/2024	5/3/2029	4,197	(60)	(55)	0.00%
Ascend Plastic Surgery Partners MSO LLC	First lien senior secured term loan	S +	5.50%	9.50%	5/3/2024	5/3/2029	6,808	6,705	6,714	0.32%
ASP Global Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.56%	7/31/2024	7/31/2029	19,101	13,306	13,329	0.63%
ASP Global Holdings, LLC	First lien senior secured revolving loan	S +	5.25%	9.53%	7/31/2024	7/31/2029	6,555	4,488	4,496	0.21%
ASP Global Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.56%	7/31/2024	7/31/2029	40,661	40,467	40,072	1.88%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.50%	7/28/2023	12/14/2026	815	810	811	0.04%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.59%	6/27/2025	12/14/2026	10,927	5,937	5,969	0.28%
Beacon Oral Specialists Management LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.50%	9/12/2025	12/14/2026	13,666	(49)	(49)	0.00%
Beacon Oral Specialists Management LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.50%	7/28/2023	12/14/2026	188	(1)	(1)	0.00%
Beacon Oral Specialists Management LLC	First lien senior secured term loan	S +	5.50%	9.50%	7/28/2023	12/14/2026	901	894	898	0.04%
Beghou Consulting, LLC (21)	First lien senior secured revolving loan	S +	4.75%	8.75%	5/1/2023	5/1/2028	2,714	1,313	1,315	0.06%
Beghou Consulting, LLC	First lien senior secured term loan	S +	4.75%	8.75%	5/1/2023	5/1/2028	15,119	14,850	14,858	0.70%
BPCP EE Intermedco LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.40%	4/3/2023	4/3/2028	2,023	1,996	1,997	0.09%
BPCP EE Intermedco LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.40%	4/3/2023	4/3/2028	2,244	(31)	(30)	0.00%
BPCP EE Intermedco LLC	First lien senior secured term loan	S +	6.25%	10.40%	4/3/2023	4/3/2028	6,380	6,280	6,283	0.30%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
Brightview, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.03%	7/28/2023	12/14/2026	47		47	47	0.00%
Brightview, LLC	First lien senior secured revolving loan	S +	5.75%	10.03%	7/28/2023	12/14/2026	52		41	42	0.00%
Brightview, LLC	First lien senior secured term loan	S +	5.75%	10.03%	7/28/2023	12/14/2026	673		672	671	0.03%
Canadian Orthodontic Partners Corp (7)	First lien senior secured delayed draw term loan - C$	15.00%		15.00%	4/5/2024	12/31/2026	C$	34	17	16	0.00%
Canadian Orthodontic Partners Corp (7)	First lien senior secured delayed draw term loan - C$	T +	7.00%	9.88%	7/28/2023	12/31/2026	C$	29	—	(14)	0.00%
Canadian Orthodontic Partners Corp (7)	First lien senior secured delayed draw term loan - C$	T +	7.00% PIK	9.88%	7/28/2023	3/19/2026	C$	362	259	84	0.00%
Canadian Orthodontic Partners Corp	First lien senior secured revolving loan	S +	7.00%	11.26%	7/28/2023	12/31/2026	107		100	34	0.00%
Canadian Orthodontic Partners Corp	First lien senior secured revolving loan	S +	7.00% PIK	11.26%	3/19/2021	12/31/2026	39		35	13	0.00%
Canadian Orthodontic Partners Corp (7)	First lien senior secured revolving loan - C$	T +	7.00%	9.88%	7/28/2023	12/31/2026	C$	264	189	61	0.00%
Canadian Orthodontic Partners Corp (7)	First lien senior secured revolving loan - C$	T +	7.00% PIK	9.88%	3/19/2021	12/31/2026	C$	90	130	21	0.00%
Canadian Orthodontic Partners Corp (7)	First lien senior secured term loan - C$	T +	7.00%	9.88%	7/28/2023	12/31/2026	C$	298	209	69	0.00%
Change Academy at Lake of the Ozarks, LLC (7)	First lien senior secured revolving loan	S +	5.25%	9.41%	8/2/2022	2/2/2029	C$	5,898	1,892	1,915	0.09%
Change Academy at Lake of the Ozarks, LLC (7)	First lien senior secured term loan	S +	5.25%	9.67%	5/16/2025	2/2/2029	C$	3,555	3,516	3,524	0.17%
Change Academy at Lake of the Ozarks, LLC (7)	First lien senior secured term loan	S +	5.25%	9.67%	8/2/2022	2/2/2029	C$	31,320	30,815	31,047	1.46%
CNS Purchaser, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.00%	12/30/2024	12/30/2029	11,025		(70)	(49)	0.00%
CNS Purchaser, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.00%	12/30/2024	12/30/2029	4,246		(54)	(48)	0.00%
CNS Purchaser, LLC	First lien senior secured term loan	S +	5.00%	9.00%	12/30/2024	12/30/2029	38,298		37,796	37,864	1.78%
Community Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.28%	7/28/2023	6/10/2026	162		162	161	0.01%
Community Care Partners, LLC	First lien senior secured revolving loan	S +	6.00%	10.28%	7/28/2023	6/10/2026	75		75	74	0.00%
Community Care Partners, LLC	First lien senior secured term loan	S +	6.00%	10.28%	7/28/2023	6/10/2026	927		926	920	0.04%
DASCO HME, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.50%	6/6/2025	6/6/2030	5,345		410	419	0.02%
DASCO HME, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.50%	6/6/2025	6/6/2030	3,044		(50)	(45)	0.00%
DASCO HME, LLC	First lien senior secured term loan	S +	5.50%	9.50%	6/6/2025	6/6/2030	17,775		17,482	17,511	0.82%
Dermatology Medical Partners OpCo LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.76%	7/28/2023	10/29/2026	64		64	64	0.00%
Dermatology Medical Partners OpCo LLC	First lien senior secured revolving loan	S +	6.50%	10.76%	7/28/2023	10/29/2026	38		29	29	0.00%
Dermatology Medical Partners OpCo LLC	First lien senior secured term loan	S +	6.50%	10.76%	7/28/2023	10/29/2026	257		255	255	0.01%
EH Management Company, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.76%	7/28/2023	7/15/2026	38		—	—	0.00%
EH Management Company, LLC	First lien senior secured term loan	S +	5.50%	9.76%	7/28/2023	7/15/2026	4,461		4,444	4,444	0.21%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.50%	11/2/2022	11/2/2027	16,659		16,481	16,494	0.77%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.50%	4/9/2024	11/2/2027	13,743		6,758	6,787	0.32%
Endodontic Practice Partners, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.50%	2/14/2025	11/2/2027	4,130		(40)	(40)	0.00%
Endodontic Practice Partners, LLC	First lien senior secured revolving loan	S +	5.50%	9.50%	11/2/2022	11/2/2027	1,956		760	763	0.04%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Endodontic Practice Partners, LLC	First lien senior secured term loan	S +	5.50%	9.50%	11/2/2022	11/2/2027	15,159	14,975	15,009	0.70%
FYZICAL Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	9.66%	6/26/2024	6/26/2028	2,710	1,612	1,615	0.08%
FYZICAL Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.66%	6/26/2024	6/26/2028	18,766	18,546	18,571	0.87%
Geriatric Medical and Surgical Supply, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.00%	7/28/2023	12/21/2025	300	(1)	(1)	0.00%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured term loan	S +	6.00%	10.00%	7/28/2023	12/21/2025	19,772	19,716	19,704	0.93%
Golden Bear PT Partners, LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.76%	7/28/2023	10/22/2026	172	171	170	0.01%
Golden Bear PT Partners, LLC	First lien senior secured revolving loan	S +	6.50%	10.77%	7/28/2023	10/22/2026	38	26	26	0.00%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S +	6.50%	10.76%	7/28/2023	10/22/2026	1,480	1,466	1,463	0.07%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.78%	7/28/2023	8/20/2026	366	364	363	0.02%
Guardian Dentistry Practice Management, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.78%	7/28/2023	8/20/2027	4,188	(30)	(26)	0.00%
Guardian Dentistry Practice Management, LLC	First lien senior secured term loan	S +	5.50%	9.78%	7/28/2023	8/20/2027	381	380	379	0.02%
H2 Holdco, Inc	First lien senior secured delayed draw term loan	S +	6.00%	10.49%	6/25/2024	5/5/2028	18,913	11,717	11,741	0.55%
H2 Holdco, Inc	First lien senior secured delayed draw term loan	S +	6.00%	10.30%	5/5/2023	5/5/2028	7,163	7,019	7,084	0.33%
H2 Holdco, Inc (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.56%	12/20/2024	5/5/2028	7,560	(97)	(83)	0.00%
H2 Holdco, Inc (22)	First lien senior secured revolving loan	S +	6.00%	10.33%	5/5/2023	5/5/2028	2,544	2,320	2,343	0.11%
H2 Holdco, Inc	First lien senior secured term loan	S +	6.00%	10.56%	12/20/2024	5/5/2028	900	889	890	0.04%
H2 Holdco, Inc	First lien senior secured term loan	S +	6.00%	10.30%	5/5/2023	5/5/2028	17,836	17,436	17,639	0.83%
IMA Group Management Company, LLC	First lien senior secured delayed draw term loan	S +	6.75%	10.75%	7/28/2023	6/30/2028	10	10	10	0.00%
IMA Group Management Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.75%	11.04%	9/25/2025	6/30/2028	4,088	(35)	(35)	0.00%
IMA Group Management Company, LLC	First lien senior secured revolving loan	S +	6.75%	10.95%	7/28/2023	6/30/2028	35	17	17	0.00%
IMA Group Management Company, LLC	First lien senior secured term loan	S +	6.75%	11.04%	7/28/2023	6/30/2028	1,546	1,526	1,532	0.07%
IPC Pain Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.78%	5/19/2022	5/19/2027	9,782	9,753	9,731	0.46%
IPC Pain Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.78%	5/19/2022	5/19/2027	1,140	(6)	(5)	0.00%
IPC Pain Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.78%	5/19/2022	5/19/2027	2,880	2,863	2,865	0.13%
MS Pain, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.50%	12/4/2024	12/4/2029	6,038	(101)	(93)	0.00%
MS Pain, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.50%	12/4/2024	12/4/2029	861	(15)	(13)	0.00%
MS Pain, LLC	First lien senior secured term loan	S +	5.50%	9.50%	12/4/2024	12/4/2029	3,356	3,298	3,301	0.15%
MWEC Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.66%	2/14/2023	2/14/2028	1,423	424	432	0.02%
MWEC Management, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.66%	7/3/2024	2/14/2028	2,532	(25)	(22)	0.00%
MWEC Management, LLC	First lien senior secured revolving loan	S +	5.50%	9.66%	2/14/2023	2/14/2028	1,924	1,237	1,249	0.06%
MWEC Management, LLC	First lien senior secured term loan	S +	5.50%	9.66%	2/14/2023	2/14/2028	14,771	14,537	14,641	0.69%
Network Partners Acquisitions, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.26%	7/28/2023	12/30/2026	38	—	—	0.00%
Network Partners Acquisitions, LLC	First lien senior secured term loan	S +	6.00%	10.26%	7/28/2023	12/30/2026	211	210	210	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
P1 DENTAL MSO, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.00%	1/31/2025	1/31/2030	5,107	1,633	1,640	0.08%
P1 DENTAL MSO, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.31%	1/31/2025	1/31/2030	1,522	(26)	(24)	0.00%
P1 DENTAL MSO, LLC	First lien senior secured term loan	S +	5.00%	9.31%	1/31/2025	1/31/2030	19,067	18,737	18,761	0.88%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.20%	7/28/2023	12/31/2025	57	57	57	0.00%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.07%	7/28/2023	12/31/2025	511	511	510	0.02%
Peak Dental Services, LLC	First lien senior secured revolving loan	S +	6.75%	11.06%	7/28/2023	12/31/2025	133	132	132	0.01%
Peak Dental Services, LLC	First lien senior secured term loan	S +	6.75%	11.03%	7/28/2023	12/31/2025	570	570	570	0.03%
Peak Investment Holdings, LLC	First lien senior secured revolving loan	S +	7.50% PIK	11.76%	7/28/2023	12/31/2026	347	280	273	0.01%
Peak Investment Holdings, LLC	First lien senior secured term loan	S +	7.50%	11.76%	7/28/2023	12/31/2026	1,297	1,293	1,264	0.06%
PharmaForceIQ INC. (6)	First lien senior secured revolving loan	S +	5.25%	9.56%	8/2/2024	8/2/2029	2,093	(32)	(30)	0.00%
PharmaForceIQ INC.	First lien senior secured term loan	S +	5.25%	9.56%	8/2/2024	8/2/2029	13,579	13,365	13,383	0.63%
PRM Management Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.75%	11.16%	1/25/2024	1/25/2029	1,180	(24)	(23)	0.00%
PRM Management Company, LLC (6)	First lien senior secured revolving loan	S +	6.75%	11.16%	1/25/2024	1/25/2029	789	(16)	(16)	0.00%
PRM Management Company, LLC	First lien senior secured term loan	S +	6.75%	11.16%	1/25/2024	1/25/2029	4,035	3,943	3,946	0.19%
Purpose Home Health Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.70%	12/23/2024	11/3/2027	9,072	945	955	0.04%
Purpose Home Health Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.56%	3/8/2024	11/3/2027	8,020	7,939	7,956	0.37%
Purpose Home Health Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.65%	11/3/2022	11/3/2027	6,712	6,634	6,658	0.31%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.63%	11/3/2022	11/3/2027	1,956	(23)	(16)	0.00%
Purpose Home Health Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.63%	11/3/2022	11/3/2027	17,377	17,183	17,237	0.81%
RQM Buyer, Inc	First lien senior secured delayed draw term loan	S +	2.00% + 4.75% PIK	11.01%	7/28/2023	8/12/2029	85	84	69	0.00%
RQM Buyer, Inc	First lien senior secured revolving loan	S +	2.00% + 4.75% PIK	11.01%	7/28/2023	8/12/2029	128	127	104	0.00%
RQM Buyer, Inc	First lien senior secured term loan	S +	2.00% + 4.75% PIK	11.01%	7/28/2023	8/12/2029	1,763	1,747	1,429	0.07%
Sage Dental Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.66%	9/25/2024	6/30/2026	9,125	5,453	5,460	0.26%
Sage Dental Management, LLC	First lien senior secured revolving loan	S +	5.50%	9.64%	9/25/2024	6/30/2026	8,220	5,135	5,141	0.24%
Sage Dental Management, LLC	First lien senior secured term loan	S +	5.50%	9.50%	9/25/2024	6/30/2026	57,808	57,568	57,615	2.70%
SAMGI Buyer, Inc (6)	First lien senior secured revolving loan	S +	5.50%	9.76%	7/28/2023	12/31/2025	138	—	—	0.00%
SAMGI Buyer, Inc	First lien senior secured term loan	S +	5.50%	9.76%	7/28/2023	12/31/2025	389	389	388	0.02%
SCP ENT and Allergy Services, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.57%	7/28/2023	9/25/2026	154	153	154	0.01%
SCP ENT and Allergy Services, LLC	First lien senior secured revolving loan	S +	6.00%	10.57%	7/28/2023	3/25/2027	256	190	191	0.01%
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	S +	6.00%	10.57%	7/28/2023	3/25/2027	2,705	2,682	2,695	0.13%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	S +	6.00%	10.28%	7/16/2025	3/25/2027	924	921	921	0.04%
SCP OMS Services, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.00%	3/7/2025	3/7/2030	9,965	1,486	1,506	0.07%
SCP OMS Services, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.00%	3/7/2025	3/7/2030	2,645	(35)	(31)	0.00%
SCP OMS Services, LLC	First lien senior secured term loan	S +	5.00%	9.00%	3/7/2025	3/7/2030	5,668	5,591	5,600	0.26%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.01%	7/28/2023	10/29/2026	174	174	173	0.01%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.01%	4/22/2024	10/29/2026	17,162	12,897	12,891	0.61%
Signature Dental Partners LLC	First lien senior secured revolving loan	S +	5.75%	11.01%	7/28/2023	10/29/2026	38	12	12	0.00%
Signature Dental Partners LLC	First lien senior secured term loan	S +	5.75%	10.01%	7/28/2023	10/29/2026	4,231	4,204	4,202	0.20%
Signature MD, Inc	First lien senior secured delayed draw term loan	S +	5.75%	9.46%	7/15/2024	7/15/2027	6,944	4,688	4,694	0.22%
Signature MD, Inc (6)	First lien senior secured revolving loan	S +	5.75%	9.91%	7/15/2024	7/15/2027	3,297	(25)	(22)	0.00%
Signature MD, Inc	First lien senior secured term loan	S +	5.75%	9.91%	7/15/2024	7/15/2027	18,210	18,063	18,089	0.85%
Silver Falls MSO, LLC	First lien senior secured revolving loan	S +	6.25%	10.65%	7/28/2023	12/30/2025	235	234	233	0.01%
Silver Falls MSO, LLC	First lien senior secured term loan	S +	3.75% + 2.25% PIK	10.51%	7/28/2023	12/30/2025	1,338	1,327	1,330	0.06%
SimiTree Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.25% + 1.75% PIK	11.57%	7/28/2023	5/17/2026	889	887	881	0.04%
SimiTree Acquisition, LLC	First lien senior secured revolving loan	S +	7.00%	11.46%	7/28/2023	5/17/2026	178	49	48	0.00%
SimiTree Acquisition, LLC	First lien senior secured term loan	S +	5.25% + 1.75% PIK	11.57%	7/28/2023	5/17/2026	1,237	1,234	1,226	0.06%
Simko Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.51%	7/28/2023	4/7/2027	180	178	178	0.01%
Simko Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.73%	9/19/2023	4/7/2027	6,743	3,052	3,058	0.14%
Simko Merger Sub LLC	First lien senior secured revolving loan	S +	6.25%	10.64%	7/28/2023	4/7/2027	56	26	26	0.00%
Simko Merger Sub LLC	First lien senior secured term loan	S +	6.25%	10.51%	7/28/2023	4/7/2027	639	633	633	0.03%
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.26%	7/28/2023	12/30/2025	508	508	507	0.02%
Southeast Primary Care Partners, LLC	First lien senior secured revolving loan	S +	6.00%	11.59%	7/28/2023	12/30/2025	225	225	225	0.01%
Southeast Primary Care Partners, LLC	First lien senior secured term loan	S +	6.00%	10.26%	7/28/2023	12/30/2025	838	837	836	0.04%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.50%	7/28/2023	7/27/2026	76	76	76	0.00%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.50%	7/28/2023	7/27/2026	110	110	110	0.01%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.50%	5/17/2024	7/27/2026	7,131	7,104	7,123	0.33%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.50%	6/26/2025	7/27/2026	8,263	2,432	2,446	0.11%
Southern Orthodontic Partners Management, LLC	First lien senior secured revolving loan	S +	5.50%	9.49%	7/28/2023	7/27/2026	171	27	27	0.00%
Southern Orthodontic Partners Management, LLC	First lien senior secured term loan	S +	5.50%	9.50%	7/28/2023	7/27/2026	3,001	2,992	2,998	0.14%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Southern Sports Medicine Partners, LLC	First lien senior secured revolving loan	S +	8.00% PIK	12.57%	7/28/2023	2/23/2027	62	33	32	0.00%
Southern Sports Medicine Partners, LLC	First lien senior secured term loan	S +	8.00% PIK	12.57%	7/28/2023	2/23/2027	728	712	701	0.03%
Spa Medicca, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.73%	8/8/2025	8/8/2030	5,576	(108)	(108)	(0.01)%
Spa Medicca, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.73%	8/8/2025	8/8/2030	1,624	(32)	(32)	0.00%
Spa Medicca, LLC	First lien senior secured term loan	S +	5.50%	9.73%	8/8/2025	8/8/2030	4,832	4,738	4,737	0.22%
Spear Education Holdings, LLC	First lien senior secured revolving loan	S +	5.25%	9.51%	6/26/2024	12/15/2028	7,290	1,101	1,111	0.05%
Spear Education Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.51%	6/26/2024	12/15/2028	47,025	46,582	46,651	2.19%
Star Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.66%	12/22/2023	12/22/2028	10,931	10,732	10,794	0.51%
Star Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.66%	11/8/2024	12/22/2028	12,076	2,703	2,717	0.13%
Star Dental Partners LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.66%	12/22/2023	12/22/2028	1,451	(26)	(18)	0.00%
Star Dental Partners LLC	First lien senior secured term loan	S +	5.50%	9.66%	12/22/2023	12/22/2028	15,113	14,851	14,924	0.70%
The Chempetitive Group, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.91%	3/22/2024	3/22/2029	11,987	1,315	1,328	0.06%
The Chempetitive Group, LLC	First lien senior secured revolving loan	S +	5.75%	9.91%	3/22/2024	3/22/2029	3,414	294	297	0.01%
The Chempetitive Group, LLC	First lien senior secured term loan	S +	5.75%	9.91%	3/22/2024	3/22/2029	13,568	13,363	13,380	0.63%
Therapy2000 Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.06%	9/12/2025	9/12/2030	5,232	(32)	(32)	0.00%
Therapy2000 Acquisition, LLC	First lien senior secured revolving loan	S +	5.00%	9.00%	9/12/2025	9/12/2030	2,258	574	574	0.03%
Therapy2000 Acquisition, LLC	First lien senior secured term loan	S +	5.00%	9.06%	9/12/2025	9/12/2030	10,072	9,947	9,946	0.47%
Transitions Intermediate Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.00%	10/25/2024	10/25/2027	687	(6)	(5)	0.00%
Transitions Intermediate Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.00%	10/25/2024	10/25/2027	1,078	(9)	(8)	0.00%
Transitions Intermediate Holdings, LLC	First lien senior secured term loan	S +	6.00%	10.00%	10/25/2024	10/25/2027	8,635	8,554	8,567	0.40%
US Foot and Ankle Specialists, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.01%	9/15/2022	9/15/2026	13,930	13,864	13,871	0.65%
US Foot and Ankle Specialists, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.01%	9/15/2022	9/15/2026	2,699	(14)	(13)	0.00%
US Foot and Ankle Specialists, LLC	First lien senior secured term loan	S +	5.75%	10.01%	9/15/2022	9/15/2026	19,323	19,201	19,207	0.90%
Varsity DuvaSawko Operating Corp (6)(23)	First lien senior secured revolving loan	S +	5.50%	10.07%	8/27/2025	5/27/2027	4,568	(13)	(13)	0.00%
Varsity DuvaSawko Operating Corp	First lien senior secured term loan	S +	4.75%	8.95%	8/27/2025	5/27/2027	44,949	44,839	44,831	2.11%
Varsity Rejuvenate Management, LLC	First lien senior secured delayed draw term loan	S +	6.75%	10.90%	12/29/2023	9/1/2028	7,099	3,138	3,143	0.15%
Varsity Rejuvenate Management, LLC (6)	First lien senior secured revolving loan	S +	6.75%	10.90%	9/1/2023	9/1/2028	1,245	(24)	(21)	0.00%
Varsity Rejuvenate Management, LLC	First lien senior secured term loan	S +	6.75%	10.90%	9/1/2023	9/1/2028	5,913	5,794	5,811	0.27%
VersiCare Management LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.50%	11/25/2024	11/25/2029	4,529	(75)	(69)	0.00%
VersiCare Management LLC	First lien senior secured revolving loan	S +	5.50%	9.70%	11/25/2024	11/25/2029	1,505	160	163	0.01%
VersiCare Management LLC	First lien senior secured term loan	S +	5.50%	9.50%	11/25/2024	11/25/2029	7,791	7,654	7,656	0.36%
VetEvolve Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.66%	10/12/2023	10/12/2028	11,556	11,367	11,377	0.53%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
VetEvolve Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.66%	7/8/2025	10/12/2028	16,531	4,283	4,283	0.20%
VetEvolve Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.79%	10/12/2023	10/12/2028	3,067	(50)	(30)	0.00%
VetEvolve Holdings, LLC	First lien senior secured term loan	S +	5.50%	9.79%	10/12/2023	10/12/2028	11,617	11,422	11,504	0.54%
Vital Geriatrics Group Buyer, Inc (6)	First lien senior secured revolving loan	S +	5.00%	9.21%	8/15/2025	8/15/2031	2,408	(35)	(35)	0.00%
Vital Geriatrics Group Buyer, Inc	First lien senior secured term loan	S +	5.00%	9.21%	8/15/2025	8/15/2031	10,594	10,436	10,436	0.49%
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.25%	7/28/2023	10/29/2027	494	489	489	0.02%
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.25%	9/27/2024	10/29/2027	24,284	24,038	24,075	1.13%
Western Veterinary Partners LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.25%	7/28/2023	10/29/2027	24	—	—	0.00%
Western Veterinary Partners LLC	First lien senior secured term loan	S +	5.25%	9.25%	7/28/2023	10/29/2027	9,324	9,229	9,244	0.43%
								927,732	927,810	43.56%
Health care technology
AHR Intermediate, Inc	First lien senior secured delayed draw term loan	S +	5.75%	9.75%	7/29/2022	7/29/2027	$5,203	$5,175	$5,183	0.24%
AHR Intermediate, Inc	First lien senior secured delayed draw term loan	S +	5.75%	9.75%	12/16/2024	7/29/2027	7,896	733	758	0.04%
AHR Intermediate, Inc (6)	First lien senior secured delayed draw term loan	S +	5.75%	9.75%	5/19/2025	7/29/2027	871	(4)	(3)	0.00%
AHR Intermediate, Inc	First lien senior secured revolving loan	S +	5.50%	6.50%	7/29/2022	7/29/2027	9,888	1,515	1,542	0.07%
AHR Intermediate, Inc	First lien senior secured term loan	S +	5.75%	9.75%	7/29/2022	7/29/2027	31,776	31,608	31,649	1.49%
Gifthealth, Inc. (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.31%	7/29/2025	7/29/2028	7,994	(38)	(38)	0.00%
Gifthealth, Inc. (6)	First lien senior secured revolving loan	S +	5.00%	9.31%	7/29/2025	7/29/2028	2,841	(27)	(27)	0.00%
Gifthealth, Inc.	First lien senior secured term loan	S +	5.00%	9.31%	7/29/2025	7/29/2028	9,295	9,203	9,203	0.43%
Millennia Patient Services, LLC	First lien senior secured revolving loan	S +	6.50%	10.76%	7/28/2023	3/8/2026	134	133	133	0.01%
Millennia Patient Services, LLC	First lien senior secured term loan	S +	6.50%	10.76%	7/28/2023	3/8/2026	963	961	957	0.04%
								49,259	49,357	2.32%
Household durables
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.50%	9/26/2022	9/26/2027	$2,955	$2,918	$2,940	0.14%
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.50%	10/20/2023	9/26/2027	2,297	2,272	2,286	0.11%
CPS Power Buyer, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.50%	9/30/2025	9/26/2027	8,788	(44)	(44)	0.00%
CPS Power Buyer, LLC (6)(24)	First lien senior secured revolving loan	S +	5.50%	9.50%	9/26/2022	9/26/2027	4,406	(47)	(22)	0.00%
CPS Power Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.50%	9/26/2022	9/26/2027	19,714	19,476	19,615	0.92%
Kravet Design LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.25%	11/26/2024	11/26/2030	4,349	(56)	(49)	0.00%
Kravet Design LLC	First lien senior secured term loan	S +	5.25%	9.25%	11/26/2024	11/26/2030	18,689	18,438	18,471	0.87%
Kwalu, LLC	First lien senior secured revolving loan	S +	5.75%	11.01%	9/23/2022	9/23/2027	5,061	794	813	0.04%
Kwalu, LLC	First lien senior secured term loan	S +	5.75%	10.01%	9/23/2022	9/23/2027	30,046	29,734	29,865	1.40%
MacKenzie Childs Acquisition, Inc	First lien senior secured revolving loan	S +	5.50%	9.74%	9/2/2022	9/2/2027	3,374	1,780	1,782	0.08%
MacKenzie Childs Acquisition, Inc	First lien senior secured term loan	S +	5.50%	9.65%	9/2/2022	9/2/2027	16,035	15,936	15,947	0.74%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.00%	1/12/2024	1/23/2028	1,977	1,947	1,959	0.09%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.00%	7/29/2024	1/23/2028	5,709	5,630	5,658	0.26%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.18%	11/27/2024	1/23/2028	3,564	2,197	2,201	0.10%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.00%	1/23/2023	1/23/2028	5,699	5,597	5,648	0.27%
Renovation Systems, LLC	First lien senior secured revolving loan	S +	6.00%	10.08%	1/23/2023	1/23/2028	2,633	2,586	2,609	0.12%
Renovation Systems, LLC	First lien senior secured term loan	S +	6.00%	10.00%	1/23/2023	1/23/2028	32,451	31,955	32,158	1.51%
Storm Smart Buyer LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.28%	7/28/2023	10/5/2026	131	(1)	(1)	0.00%
Storm Smart Buyer LLC	First lien senior secured term loan	S +	6.00%	10.28%	7/28/2023	10/5/2026	882	879	876	0.04%
Trademark Global, LLC	First lien senior secured revolving loan	S +	8.50%	12.76%	7/28/2023	6/30/2027	113	88	21	0.00%
Trademark Global, LLC	First lien senior secured revolving loan	S +	8.50% PIK	12.76%	7/30/2021	6/30/2027	31	29	11	0.00%
Trademark Global, LLC	First lien senior secured term loan	S +	8.50%	12.76%	7/28/2023	6/30/2027	2,387	2,162	835	0.04%
								144,270	143,579	6.73%
Industrial conglomerates
Hultec Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	9.78%	3/31/2023	3/31/2029	$3,915	$2,351	$2,354	0.11%
Hultec Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.65%	3/31/2023	3/31/2029	14,163	13,859	13,876	0.65%
								16,210	16,230	0.76%
Insurance
Superior Insurance Partners LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.10%	10/25/2024	10/25/2029	$15,200	$8,892	$8,912	0.42%
Superior Insurance Partners LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.31%	10/25/2024	10/25/2029	1,347	(22)	(20)	0.00%
Superior Insurance Partners LLC	First lien senior secured term loan	S +	5.00%	9.31%	10/25/2024	10/25/2029	9,282	9,123	9,136	0.43%
								17,993	18,028	0.85%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Interactive media and services
Duggal Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.75%	9/30/2024	9/30/2030	$5,224	$(44)	$(34)	0.00%
Duggal Acquisition, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.75%	9/30/2024	9/30/2030	7,319	(122)	(111)	(0.01)%
Duggal Acquisition, LLC	First lien senior secured term loan	S +	4.75%	8.75%	9/30/2024	9/30/2030	20,427	20,073	20,112	0.94%
								19,907	19,967	0.93%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC	First lien senior secured revolving loan	S +	7.00%	11.15%	7/28/2023	12/18/2025	$191	$121	$74	0.00%
Aquatic Sales Solutions, LLC	First lien senior secured term loan	S +	7.00%	11.15%	7/28/2023	12/18/2025	2,669	2,663	2,017	0.09%
DealerOn Holdco, Inc (6)	First lien senior secured revolving loan	S +	6.25%	10.53%	7/28/2023	5/19/2026	314	(1)	(2)	0.00%
DealerOn Holdco, Inc	First lien senior secured term loan	S +	6.25%	10.53%	7/28/2023	5/19/2026	20,440	20,389	20,336	0.95%
								23,172	22,425	1.04%
IT services
BSC Top Shelf Blocker LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.41%	6/28/2024	6/28/2029	$2,256	$(30)	$(27)	0.00%
BSC Top Shelf Blocker LLC	First lien senior secured term loan	S +	5.25%	9.41%	6/28/2024	6/28/2029	15,950	15,725	15,752	0.74%
Dynamic Campus Acquisition, Inc. (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.91%	2/14/2025	2/14/2031	10,220	(137)	(119)	(0.01)%
Dynamic Campus Acquisition, Inc. (6)	First lien senior secured revolving loan	S +	4.75%	8.91%	2/14/2025	2/14/2031	3,044	(41)	(36)	0.00%
Dynamic Campus Acquisition, Inc.	First lien senior secured term loan	S +	4.75%	8.91%	2/14/2025	2/14/2031	11,186	11,033	11,052	0.52%
E-Phoenix Acquisition Co. Inc	First lien senior secured revolving loan	S +	5.50%	9.75%	7/28/2023	6/23/2027	75	7	7	0.00%
E-Phoenix Acquisition Co. Inc	First lien senior secured term loan	S +	5.50%	9.65%	7/28/2023	6/23/2027	1,335	1,332	1,329	0.06%
FreshAddress, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.40%	7/28/2023	11/5/2025	30	—	—	0.00%
FreshAddress, LLC	First lien senior secured term loan	S +	5.25%	9.40%	7/28/2023	11/5/2025	1,630	1,630	1,629	0.08%
Icreon Holdings, LLC	First lien senior secured revolving loan	S +	6.50%	10.76%	10/26/2022	10/26/2027	1,071	524	524	0.02%
Icreon Holdings, LLC	First lien senior secured term loan	S +	6.50%	10.76%	10/26/2022	10/26/2027	11,241	11,105	11,114	0.52%
Milestone Technologies, Inc. (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.00%	8/22/2025	8/22/2031	2,918	(22)	(22)	0.00%
Milestone Technologies, Inc. (6)	First lien senior secured revolving loan	S +	5.00%	9.00%	8/22/2025	8/22/2031	2,595	(38)	(38)	0.00%
Milestone Technologies, Inc.	First lien senior secured term loan	S +	5.00%	9.00%	8/22/2025	8/22/2031	20,283	19,983	19,981	0.94%
P and R Dental Strategies, LLC	First lien senior secured revolving loan	S +	5.50%	9.76%	7/28/2023	12/22/2026	23	8	8	0.00%
P and R Dental Strategies, LLC	First lien senior secured term loan	S +	5.50%	9.76%	7/28/2023	12/22/2026	616	613	612	0.03%
Palmetto Technology Group, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.16%	1/3/2024	1/3/2029	10,724	10,560	10,620	0.50%
Palmetto Technology Group, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.16%	2/26/2024	1/3/2029	9,377	9,229	9,285	0.44%
Palmetto Technology Group, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.16%	5/20/2025	1/3/2029	11,325	4,365	4,383	0.21%
Palmetto Technology Group, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.16%	1/3/2024	1/3/2029	2,860	(44)	(28)	0.00%
Palmetto Technology Group, LLC	First lien senior secured term loan	S +	5.00%	9.16%	1/3/2024	1/3/2029	6,261	6,162	6,200	0.29%
								91,964	92,226	4.34%
Leisure equipment and products
Champion Motorsports Group, LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.51%	7/28/2023	10/8/2026	$56	$—	$—	0.00%
Champion Motorsports Group, LLC	First lien senior secured term loan	S +	6.25%	10.51%	7/28/2023	10/8/2026	1,619	1,613	1,609	0.08%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
MacNeill Pride Group Corp	First lien senior secured delayed draw term loan	S +	6.25%	10.51%	7/28/2023	4/22/2026		344	344	344	0.02%
MacNeill Pride Group Corp (6)	First lien senior secured revolving loan	S +	6.25%	10.51%	7/28/2023	4/22/2026		287	—	—	0.00%
MacNeill Pride Group Corp	First lien senior secured term loan	S +	6.25%	10.51%	7/28/2023	4/22/2026		789	789	788	0.04%
TruBlue LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.41%	1/11/2024	1/11/2029		2,331	(31)	(28)	0.00%
TruBlue LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.41%	1/11/2024	1/11/2029		1,430	(19)	(17)	0.00%
TruBlue LLC	First lien senior secured term loan	S +	5.25%	9.41%	1/11/2024	1/11/2029		5,134	5,062	5,067	0.24%
									7,758	7,763	0.38%
Leisure products
PHGP MB Purchaser, Inc	First lien senior secured delayed draw term loan	S +	6.00%+ 0.50% PIK	10.76%	7/28/2023	5/20/2027		$78	$77	$70	0.00%
PHGP MB Purchaser, Inc (6)(25)	First lien senior secured revolving loan	S +	6.00%	10.26%	7/28/2023	5/20/2027		75	3	(4)	0.00%
PHGP MB Purchaser, Inc	First lien senior secured term loan	S +	6.00% + 0.50% PIK	10.76%	7/28/2023	5/20/2027		1,049	1,039	946	0.04%
									1,119	1,012	0.04%
Life sciences tools and services
Aptitude Health Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.51%	7/28/2023	5/3/2026		$267	$(1)	$(1)	0.00%
Aptitude Health Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.51%	7/28/2023	5/3/2026		1,072	1,069	1,069	0.05%
CR Services Intermediate, LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.78%	7/28/2023	7/28/2028		128	125	120	0.01%
CR Services Intermediate, LLC	First lien senior secured revolving loan	S +	6.50%	10.77%	7/28/2023	7/28/2028		38	19	17	0.00%
CR Services Intermediate, LLC	First lien senior secured term loan	S +	6.50%	10.78%	7/28/2023	7/28/2028		235	229	220	0.01%
CR Services Intermediate, LLC (7)	First lien senior secured term loan	S +	6.50%	10.78%	7/28/2023	7/28/2028	C$	235	229	220	0.01%
ERG Buyer, LLC	First lien senior secured delayed draw term loan	6.00% Cash + 4.50% PIK		10.50%	2/26/2024	8/31/2027		352	350	260	0.01%
ERG Buyer, LLC	First lien senior secured revolving loan	6.00% Cash + 4.50% PIK		10.50%	2/26/2024	8/31/2027		5,353	5,324	3,960	0.19%
ERG Buyer, LLC	First lien senior secured term loan	6.00% Cash + 4.50% PIK		10.50%	2/26/2024	8/31/2027		36,977	36,850	27,359	1.28%
Health and Wellness Partners LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.16%	3/12/2025	3/12/2030		5,808	(89)	(82)	0.00%
Health and Wellness Partners LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.16%	3/12/2025	3/12/2030		2,480	(39)	(35)	0.00%
Health and Wellness Partners LLC	First lien senior secured term loan	S +	5.00%	9.16%	3/12/2025	3/12/2030		21,671	21,325	21,356	1.00%
									65,391	54,463	2.56%
Machinery
Abrasive Technology Intermediate, LLC	First lien senior secured revolving loan	S +	6.25%	10.53%	7/28/2023	4/30/2026		$173	$155	$155	0.01%
Abrasive Technology Intermediate, LLC	First lien senior secured term loan	S +	6.25%	10.77%	7/28/2023	4/30/2026		1,970	1,961	1,961	0.09%
Bakery Manufacturing Company (6)	First lien senior secured revolving loan	S +	5.25%	9.41%	11/1/2024	11/1/2028		2,898	(37)	(31)	0.00%
Bakery Manufacturing Company	First lien senior secured term loan	S +	5.25%	9.41%	11/1/2024	11/1/2028		17,159	16,950	16,982	0.80%
DNS-IMI Acquisition Corp (6)	First lien senior secured revolving loan	S +	5.25%	9.40%	7/28/2023	11/23/2026		56	—	—	0.00%
DNS-IMI Acquisition Corp	First lien senior secured term loan	S +	5.25%	9.40%	7/28/2023	11/23/2026		1,403	1,398	1,395	0.07%
Double E Company, LLC	First lien senior secured revolving loan	S +	6.75%	10.87%	6/21/2022	6/21/2028		3,110	1,931	1,755	0.08%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Double E Company, LLC	First lien senior secured term loan	S +	4.00% + 2.75% PIK	11.13%	8/11/2025	6/21/2028	786	764	734	0.03%
Double E Company, LLC	First lien senior secured term loan	S +	4.00% + 2.75% PIK	10.90%	6/21/2022	6/21/2028	18,902	18,679	17,642	0.83%
Kittyhawk, Inc (6)	First lien senior secured revolving loan	S +	5.25%	9.25%	5/1/2024	5/1/2029	3,571	(51)	(47)	0.00%
Kittyhawk, Inc	First lien senior secured term loan	S +	5.25%	9.25%	5/1/2024	5/1/2029	14,925	14,699	14,717	0.69%
L&J Holding Company LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.75%	7/29/2024	7/29/2030	9,823	(79)	(62)	0.00%
L&J Holding Company LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.75%	7/29/2024	7/29/2030	2,204	(36)	(32)	0.00%
L&J Holding Company LLC	First lien senior secured term loan	S +	4.75%	8.75%	7/29/2024	7/29/2030	11,669	11,472	11,496	0.54%
My Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.50%	1/26/2024	1/26/2030	3,123	3,078	3,082	0.14%
My Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.50%	1/26/2024	1/26/2030	2,360	(34)	(31)	0.00%
My Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.50%	1/26/2024	1/26/2030	7,811	7,689	7,699	0.36%
SPG Holdco, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.51%	5/16/2025	12/1/2028	1,779	1,211	1,214	0.06%
SPG Holdco, LLC	First lien senior secured revolving loan	S +	6.00%	10.06%	12/1/2023	12/1/2028	2,070	381	389	0.02%
SPG Holdco, LLC	First lien senior secured term loan	S +	6.00%	10.12%	12/1/2023	12/1/2028	10,500	10,322	10,374	0.49%
USSC Holding Corp	First lien senior secured delayed draw term loan	S +	5.25%	9.45%	6/21/2024	6/21/2030	10,053	9,896	9,929	0.47%
USSC Holding Corp	First lien senior secured revolving loan	S +	5.25%	9.35%	6/21/2024	6/21/2030	7,177	3,116	3,141	0.15%
USSC Holding Corp	First lien senior secured term loan	S +	5.25%	9.25%	6/21/2024	6/21/2030	34,518	33,932	34,068	1.60%
								137,397	136,530	6.43%
Media
Ansira Partners II, LLC (6)	First lien senior secured revolving loan	S +	5.75%	9.96%	8/15/2025	8/15/2031	$6,142	$(90)	$(90)	0.00%
Ansira Partners II, LLC	First lien senior secured term loan	S +	5.75%	9.96%	8/15/2025	8/15/2031	46,440	45,753	45,750	2.15%
Barkley, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.46%	9/29/2023	9/29/2028	2,300	(36)	(31)	0.00%
Barkley, LLC	First lien senior secured term loan	S +	6.00%	10.46%	9/29/2023	9/29/2028	43,565	42,875	42,981	2.02%
Best Version Media Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.25%	12/31/2024	12/31/2030	2,897	(44)	(40)	0.00%
Best Version Media Acquisition, LLC	First lien senior secured term loan	S +	5.25%	9.25%	12/31/2024	12/31/2030	28,966	28,519	28,558	1.34%
Creative Outdoor Holding Inc (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.00%	6/26/2025	6/26/2030	8,741	(104)	(87)	0.00%
Creative Outdoor Holding Inc (6)(26)	First lien senior secured revolving loan	S +	5.00%	9.00%	6/26/2025	6/26/2030	4,168	(59)	(42)	0.00%
Creative Outdoor Holding Inc	First lien senior secured term loan	S +	5.00%	9.00%	6/26/2025	6/26/2030	18,311	18,085	18,127	0.85%
Datum Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.25%	10/30/2024	4/30/2030	2,146	(39)	(27)	0.00%
Datum Acquisition, LLC	First lien senior secured term loan	S +	5.25%	9.25%	10/30/2024	4/30/2030	24,071	23,692	23,770	1.12%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.76%	7/28/2023	12/9/2026	219	217	217	0.01%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.76%	12/22/2023	12/9/2026	2,815	2,788	2,790	0.13%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.76%	8/1/2024	12/9/2026	5,099	1,701	1,713	0.08%
Exclusive Concepts, LLC	First lien senior secured revolving loan	S +	6.50%	11.07%	7/28/2023	12/9/2026	23	22	22	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Exclusive Concepts, LLC	First lien senior secured term loan	S +	6.50%	10.76%	7/28/2023	12/9/2026	3,463	3,427	3,433	0.16%
GM Services Buyer, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.92%	8/26/2025	8/26/2030	21,566	10,739	10,739	0.50%
GM Services Buyer, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.95%	8/26/2025	8/26/2030	3,070	(45)	(45)	0.00%
GM Services Buyer, LLC	First lien senior secured term loan	S +	4.75%	8.95%	8/26/2025	8/26/2030	5,867	5,780	5,779	0.27%
Infolinks Media Buyco, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.50%	7/28/2023	11/1/2026	2,067	2,053	2,053	0.10%
Infolinks Media Buyco, LLC	First lien senior secured revolving loan	S +	5.50%	9.50%	7/28/2023	11/1/2026	38	7	7	0.00%
Infolinks Media Buyco, LLC	First lien senior secured term loan	S +	5.50%	9.50%	7/28/2023	11/1/2026	19,863	19,721	19,721	0.93%
Merge USA, Inc (6)	First lien senior secured revolving loan	S +	4.75%	8.75%	2/28/2025	2/28/2030	2,515	(33)	(29)	0.00%
Merge USA, Inc	First lien senior secured term loan	S +	4.75%	8.75%	2/28/2025	2/28/2030	11,206	11,054	11,074	0.52%
NORTH & WARREN, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.37%	1/31/2025	1/31/2030	954	(12)	(11)	0.00%
NORTH & WARREN, LLC	First lien senior secured term loan	S +	5.50%	9.37%	1/31/2025	1/31/2030	4,486	4,423	4,434	0.21%
NTM Acquisition Corp (6)	First lien senior secured revolving loan	S +	6.75%	11.01%	12/18/2023	6/18/2026	1,809	(9)	(9)	0.00%
NTM Acquisition Corp	First lien senior secured term loan	S +	6.75%	11.01%	12/18/2023	6/18/2026	12,096	12,023	12,024	0.56%
Optimized Marketing Acquisition, LLC	First lien senior secured revolving loan	S +	6.25%	10.82%	8/19/2022	8/19/2027	3,383	3,010	2,968	0.14%
Optimized Marketing Acquisition, LLC	First lien senior secured term loan	S +	6.25%	10.82%	8/19/2022	8/19/2027	25,445	25,138	24,869	1.16%
Outerbox, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.16%	6/7/2024	6/7/2028	4,077	(41)	(36)	0.00%
Outerbox, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.16%	6/7/2024	6/7/2028	2,280	(23)	(20)	0.00%
Outerbox, LLC	First lien senior secured term loan	S +	5.00%	9.16%	6/7/2024	6/7/2028	17,867	17,680	17,703	0.83%
Peninsula MMGY Corporation (6)(27)	First lien senior secured revolving loan	S +	5.50%	9.50%	10/26/2023	4/26/2029	3,691	(69)	(44)	0.00%
Peninsula MMGY Corporation	First lien senior secured term loan	S +	5.50%	9.50%	10/26/2023	4/26/2029	9,440	9,252	9,328	0.44%
Peninsula MMGY Corporation	First lien senior secured term loan	S +	5.50%	9.50%	4/4/2025	4/26/2029	12,185	12,024	12,041	0.57%
The Channel Company, LLC	First lien senior secured revolving loan	S +	6.75%	11.01%	7/28/2023	11/1/2027	62	26	24	0.00%
The Channel Company, LLC	First lien senior secured term loan	S +	2.50% + 4.25% PIK	11.01%	7/28/2023	11/1/2027	2,464	2,448	2,340	0.11%
WTWH Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.78%	12/16/2022	12/16/2027	1,638	(19)	(22)	0.00%
WTWH Buyer, LLC	First lien senior secured term loan	S +	6.50%	10.78%	12/16/2022	12/16/2027	14,032	13,838	13,843	0.65%
								315,672	315,775	14.85%
Multiline retail
HEC Purchaser Corp.	First lien senior secured revolving loan	S +	5.00%	9.16%	6/17/2024	6/17/2029	$8,250	$1,050	$1,072	0.05%
HEC Purchaser Corp.	First lien senior secured term loan	S +	5.00%	8.95%	6/17/2024	6/17/2029	57,802	57,034	57,224	2.69%
								58,084	58,296	2.74%
Personal products
Cosmetic Solutions LLC (8)	First lien senior secured term loan	4.00%		4.00%	7/18/2025	10/17/2029	1,497	1,483	702	0.03%
								1,483	702	0.03%
Pharmaceuticals
Formulated Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.01%	7/28/2023	9/22/2026	$327	$319	$289	0.01%
Formulated Buyer, LLC	First lien senior secured revolving loan	S +	6.75%	11.15%	7/28/2023	9/22/2029	200	179	158	0.01%
Formulated Buyer, LLC	First lien senior secured term loan	S +	6.75%	11.01%	7/28/2023	9/22/2029	503	492	445	0.02%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
								990	892	0.04%
Professional services
CSL Intermediate Acquisition LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.41%	7/8/2025	11/8/2029	$3,564	$(51)	$(46)	0.00%
CSL Intermediate Acquisition LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.41%	11/8/2024	11/8/2029	1,692	1,668	1,670	0.08%
CSL Intermediate Acquisition LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.41%	11/8/2024	11/8/2029	1,673	(24)	(22)	0.00%
CSL Intermediate Acquisition LLC	First lien senior secured term loan	S +	5.25%	9.41%	11/8/2024	11/8/2029	9,193	9,060	9,071	0.43%
Helpware, Inc	First lien senior secured revolving loan	S +	5.75%	10.01%	9/8/2022	9/8/2026	5,061	2,615	2,578	0.12%
Helpware, Inc	First lien senior secured term loan	S +	5.75% + 1.25% PIK	11.26%	9/8/2022	9/8/2026	14,043	13,978	13,892	0.65%
Keystone Partners, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.25%	10/25/2024	10/25/2028	2,200	769	771	0.04%
Keystone Partners, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.56%	10/25/2024	10/25/2028	1,347	(16)	(14)	0.00%
Keystone Partners, LLC	First lien senior secured term loan	S +	5.25%	9.56%	10/25/2024	10/25/2028	12,143	11,992	12,011	0.56%
								39,991	39,911	1.88%
Real estate management and development
BBG, Inc (28)	First lien senior secured revolving loan	S +	6.75%	11.01%	7/28/2023	1/8/2026	$233	$227	$223	0.01%
BBG, Inc	First lien senior secured term loan	S +	6.50% + 0.25% PIK	11.01%	7/28/2023	1/8/2026	1,968	1,947	1,940	0.09%
MetaSource, LLC	First lien senior secured revolving loan	S +	6.75%	11.43%	7/28/2023	5/17/2027	75	36	36	0.00%
MetaSource, LLC	First lien senior secured term loan	S +	6.25% + 0.50% PIK	11.01%	7/28/2023	5/17/2027	920	914	912	0.04%
								3,124	3,111	0.14%
Semiconductors and semiconductor equipment
Altamira Material Solutions, LP	First lien senior secured revolving loan	S +	6.00%	10.15%	7/28/2023	9/2/2026	$45	$34	$34	0.00%
Altamira Material Solutions, LP	First lien senior secured term loan	S +	6.00%	10.15%	7/28/2023	9/2/2026	1,010	1,007	1,005	0.05%
								1,041	1,039	0.05%
Software
Affinitiv Inc (6)	First lien senior secured revolving loan	S +	7.00%	11.26%	7/28/2023	7/26/2027	$186	$(2)	$(1)	0.00%
Affinitiv Inc	First lien senior secured term loan	S +	7.00%	11.26%	7/28/2023	7/26/2027	2,246	2,221	2,229	0.10%
DemandTec, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.20%	8/27/2025	8/27/2031	3,855	(57)	(57)	0.00%
DemandTec, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.20%	8/27/2025	8/27/2031	1,505	(22)	(22)	0.00%
DemandTec, LLC	First lien senior secured term loan	S +	5.00%	9.20%	8/27/2025	8/27/2031	7,710	7,596	7,595	0.36%
Genius Bidco, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.25%	5/1/2024	5/1/2030	4,661	(36)	(28)	0.00%
Genius Bidco, LLC (29)	First lien senior secured revolving loan	S +	5.25%	9.25%	5/1/2024	5/1/2030	3,571	422	426	0.02%
Genius Bidco, LLC	First lien senior secured term loan	S +	5.25%	9.25%	5/1/2024	5/1/2030	12,552	12,345	12,369	0.58%
GPSTrackit Holdings, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.00%	3/29/2024	3/29/2029	1,953	1,918	1,918	0.09%
GPSTrackit Holdings, LLC	First lien senior secured revolving loan	S +	6.00%	10.08%	3/29/2024	3/29/2029	4,429	2,286	2,284	0.11%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
GPSTrackit Holdings, LLC	First lien senior secured term loan	S +	6.00%	10.00%	3/29/2024	3/29/2029	32,238	31,653	31,672	1.48%
GS XX Corporation (6)	First lien senior secured revolving loan	S +	4.75%	8.75%	4/19/2024	4/19/2029	2,381	(34)	(31)	0.00%
GS XX Corporation	First lien senior secured term loan	S +	4.75%	8.75%	4/19/2024	4/19/2029	16,736	16,482	16,503	0.77%
Shasta Buyer, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.75%	11/12/2024	11/12/2030	4,307	(53)	(48)	0.00%
Shasta Buyer, LLC	First lien senior secured term loan	S +	4.75%	8.75%	11/12/2024	11/12/2030	20,242	19,976	20,009	0.94%
ShiftKey, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.01%	7/28/2023	6/21/2027	110	(1)	(3)	0.00%
ShiftKey, LLC	First lien senior secured term loan	S +	5.75% + 0.50% PIK	10.51%	7/28/2023	6/21/2027	3,465	3,443	3,376	0.16%
								98,137	98,191	4.61%
Specialty retail
Dykstras Auto LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.00%	7/28/2023	10/22/2027	$270	$267	$266	0.01%
Dykstras Auto LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.00%	4/14/2025	10/22/2027	5,046	1,575	1,566	0.07%
Dykstras Auto LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.00%	7/28/2023	10/22/2027	1,992	(26)	(30)	0.00%
Dykstras Auto LLC	First lien senior secured term loan	S +	5.00%	9.00%	7/28/2023	10/22/2027	3,015	2,975	2,968	0.14%
Fastlap, LLC	First lien senior secured revolving loan	S +	2.15% + 3.35% PIK	9.81%	6/20/2024	6/20/2029	2,278	1,553	1,556	0.07%
Fastlap, LLC	First lien senior secured term loan	S +	2.15% + 3.35% PIK	9.50%	6/20/2024	6/20/2029	10,136	9,910	9,924	0.47%
Kaizen Auto Care, LLC	First lien senior secured revolving loan	5.00%		5.00%	3/1/2024	12/22/2027	152	139	104	0.00%
Kaizen Auto Care, LLC	First lien senior secured term loan	5.00%		5.00%	7/28/2023	12/22/2027	1,342	1,334	1,026	0.05%
Leonard Group, Inc	First lien senior secured revolving loan	S +	6.75%	11.10%	7/28/2023	2/26/2027	234	170	170	0.01%
Leonard Group, Inc	First lien senior secured term loan	S +	6.75%	11.01%	7/28/2023	2/26/2027	1,308	1,303	1,296	0.06%
Pink Lily Holdings, LLC	First lien senior secured revolving loan	S +	7.00%	11.27%	7/28/2023	11/16/2027	31	16	4	0.00%
Pink Lily Holdings, LLC	First lien senior secured term loan	S +	7.00%	11.35%	7/28/2023	11/16/2027	1,381	1,358	813	0.04%
								20,574	19,663	0.92%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Textiles, apparel and luxury goods
Lakeshirts LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.16%	12/30/2024	12/20/2030	$7,989	$(35)	$(18)	0.00%
Lakeshirts LLC	First lien senior secured revolving loan	S +	5.00%	9.16%	12/30/2024	12/30/2030	11,650	772	794	0.04%
Lakeshirts LLC	First lien senior secured term loan	S +	5.00%	9.16%	12/30/2024	12/30/2030	29,918	29,657	29,711	1.39%
								30,394	30,487	1.43%
Trading companies and distributors
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	9.70%	7/28/2023	4/9/2027	$100	$99	$99	0.00%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	9.70%	12/12/2023	4/9/2027	4,128	4,090	4,097	0.19%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	9.70%	7/1/2024	4/9/2027	10,255	69	75	0.00%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	9.50%	7/28/2023	4/9/2027	569	564	565	0.03%
AFC-Dell Holding Corp (30)	First lien senior secured revolving loan	S +	5.50%	9.71%	7/28/2023	10/9/2026	156	92	92	0.00%
AFC-Dell Holding Corp	First lien senior secured term loan	S +	5.50%	9.81%	7/28/2023	4/9/2027	5,433	5,380	5,392	0.25%
American Equipment Systems LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.49%	7/28/2023	11/5/2026	37	36	36	0.00%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	10.47%	8/29/2025	11/5/2026	517	509	513	0.02%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	10.44%	7/28/2023	11/5/2026	69	69	69	0.00%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	10.44%	3/15/2024	11/5/2026	928	920	920	0.04%
American Equipment Systems LLC	First lien senior secured term loan	S +	6.00%	10.49%	7/28/2023	11/5/2026	314	312	312	0.01%
Ascent Lifting, Inc (6)	First lien senior secured revolving loan	S +	4.75%	9.01%	9/9/2022	9/9/2027	2,500	(33)	(32)	0.00%
Ascent Lifting, Inc	First lien senior secured term loan	S +	4.75%	9.01%	4/28/2023	9/9/2027	16,605	16,537	16,368	0.77%
AWI Group, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.75%	8/1/2024	8/1/2029	4,455	4,387	4,393	0.21%
AWI Group, LLC	First lien senior secured revolving loan	S +	5.75%	9.92%	8/1/2024	8/1/2029	10,420	7,343	7,355	0.35%
AWI Group, LLC	First lien senior secured term loan	S +	5.75%	9.75%	8/1/2024	8/1/2029	54,784	53,904	53,978	2.53%
Banner Buyer, LLC	First lien senior secured delayed draw term loan	S +	2.75% + 3.50% PIK	10.40%	7/28/2023	5/31/2026	569	566	404	0.02%
Banner Buyer, LLC (6)	First lien senior secured revolving loan	S +	2.75% + 3.50% PIK	10.40%	7/28/2023	5/31/2026	370	—	(107)	(0.01)%
Banner Buyer, LLC	First lien senior secured term loan	S +	2.75% + 3.50% PIK	10.40%	7/28/2023	5/31/2026	1,370	1,364	974	0.05%
CAP KSI Holdings LLC (31)	First lien senior secured revolving loan	S +	5.25%	9.90%	6/28/2024	6/28/2030	7,145	2,773	2,804	0.13%
CAP KSI Holdings LLC	First lien senior secured term loan	S +	5.25%	9.31%	6/28/2024	6/28/2030	59,881	59,158	59,432	2.78%
Eastern Communications Solutions, Inc. (6)	First lien senior secured revolving loan	S +	5.00%	9.00%	12/30/2024	12/30/2030	3,240	(43)	(37)	0.00%
Eastern Communications Solutions, Inc.	First lien senior secured term loan	S +	5.00%	9.00%	12/30/2024	12/30/2030	12,517	12,348	12,372	0.58%
Empire Equipment Company, LLC	First lien senior secured revolving loan	S +	6.25%	10.53%	7/28/2023	1/17/2026	439	188	187	0.01%
Empire Equipment Company, LLC	First lien senior secured term loan	S +	6.25%	10.53%	7/28/2023	1/17/2026	1,601	1,599	1,597	0.07%
Jacent Strategic Merchandising, LLC	First lien senior secured revolving loan	S +	6.50%	10.73%	9/19/2025	1/31/2027	2,436	1,094	1,094	0.05%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Jacent Strategic Merchandising, LLC	First lien senior secured term loan	S +	5.75%	9.98%	9/19/2025	1/31/2027	13,572	13,504	13,504	0.63%
Lehman Pipe Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.06%	6/13/2025	8/30/2030	5,436	1,518	1,527	0.07%
Lehman Pipe Buyer, LLC	First lien senior secured revolving loan	S +	5.00%	9.06%	8/30/2024	8/30/2030	6,324	2,006	2,030	0.10%
Lehman Pipe Buyer, LLC	First lien senior secured term loan	S +	5.00%	9.00%	8/30/2024	8/30/2030	37,679	37,063	37,209	1.75%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.85%	12/1/2023	8/5/2028	4,636	4,560	4,607	0.22%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.82%	8/5/2022	8/5/2028	3,168	3,143	3,149	0.15%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.99%	3/29/2024	8/5/2028	7,136	7,017	7,091	0.32%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.91%	8/5/2022	8/5/2028	2,653	2,623	2,636	0.12%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.95%	8/5/2022	8/5/2028	2,674	2,640	2,657	0.12%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.58%	10/31/2024	8/5/2028	8,392	6,605	6,617	0.31%
NEFCO Holding Company, LLC	First lien senior secured revolving loan	P +	4.75%	12.00%	8/5/2022	8/5/2028	7,269	2,105	2,135	0.10%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	5.75%	9.81%	8/13/2024	8/5/2028	2,558	2,539	2,542	0.12%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	5.75%	9.95%	10/31/2024	8/5/2028	3,385	3,358	3,364	0.16%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	5.75%	9.81%	8/5/2022	8/5/2028	17,427	17,156	17,317	0.81%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	5.75%	9.77%	12/1/2023	8/5/2028	648	636	643	0.03%
Triad Technologies, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.40%	7/28/2023	6/30/2027	332	(2)	(1)	0.00%
Triad Technologies, LLC	First lien senior secured term loan	S +	5.25%	9.40%	7/28/2023	6/30/2027	1,138	1,135	1,131	0.05%
Value Added Distributors, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.75%	12/19/2024	12/19/2029	3,768	(51)	(43)	0.00%
Value Added Distributors, LLC	First lien senior secured term loan	S +	4.75%	8.75%	12/19/2024	12/19/2029	11,182	11,039	11,048	0.52%
Vintage Parts, Inc (6)	First lien senior secured revolving loan	S +	5.75%	9.75%	3/28/2025	3/28/2029	1,564	(17)	(15)	0.00%
Vintage Parts, Inc	First lien senior secured term loan	S +	5.75%	9.75%	3/28/2025	3/28/2029	16,167	15,978	16,012	0.75%
Wolf Gordon Inc (6)	First lien senior secured revolving loan	S +	5.25%	9.56%	5/1/2024	5/1/2029	3,809	(63)	(59)	0.00%
Wolf Gordon Inc	First lien senior secured term loan	S +	5.25%	9.56%	5/1/2024	5/1/2029	26,703	26,239	26,284	1.22%
								334,056	334,337	15.63%
Water utilities
Diamondback Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.20%	10/15/2024	7/22/2026	$3,643	$3,625	$3,631	0.17%
Diamondback Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.06%	7/28/2023	7/22/2026	75	—	—	0.00%
Diamondback Buyer, LLC	First lien senior secured term loan	S +	5.00%	9.06%	7/28/2023	7/22/2026	1,409	1,405	1,404	0.06%
								5,030	5,035	0.23%
Total non-controlled/non-affiliated senior secured debt								$3,820,975	$3,804,000	178.61%
Non-controlled/non-affiliated sponsor subordinated notes
Personal products
Cosmetic Solutions LLC	Sponsor subordinated note	11.00%		11.00%	7/18/2025	10/17/2029	396	$396	—	0.00%
								396	—	0.00%
Trading companies and distributors
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)	Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK	19.50%	7/28/2023	7/17/2026	$17	$17	$18	0.00%
							17	18	0.00%
Total non-controlled/non-affiliated sponsor subordinated notes							413	18	0.00%
Total non-controlled/non-affiliated investments							$3,821,388	$3,804,018	178.61%
Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (32) (33) (34)	Equity - 16.72% membership interest						$85,570	$96,653	4.54%
Twin Brook Segregated Equity Holdings, LLC (32) (33) (34)	Equity - 3.78% membership interest						19	15	0.00%
Total non-controlled/affiliated investments							85,589	96,668	4.54%
Total investments							$3,906,977	$3,900,686	183.15%

Cash and cash equivalents
Dreyfus Government Cash Management Money Market Fund - Institutional Shares			4.04%				$7,000	$7,000	0.33%
JPMorgan U.S. Government Money Market Fund - Share Class: Capital			4.12%				9	9	—%
Other cash and cash equivalents							$145,465	$145,465	6.83%
Total cash and cash equivalents							152,474	152,474	7.16%
Total investments, cash and cash equivalents							$4,059,451	$4,053,160	190.31%
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
(5)Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“Term SOFR” or “S”), the Canadian Overnight Repo Rate Average (“Term CORRA” or “T”) and/or an alternate base rate (e.g. prime rate (“P”)), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the applicable margin has been provided over Term SOFR based on each respective credit agreement. As of September 30, 2025, the reference rates for the floating rate loans were the Term SOFR of 4.24%, the Prime Rate of 7.25%, and the Term CORRA of 2.56%. In some circumstances, interest may be paid-in-kind (“PIK”) rather than cash, resulting in an increased principal amount.
(6)Represents revolvers and delayed draw term loans where the entire balance is unfunded as of September 30, 2025. The negative fair value is a result of the commitment being valued below par. Refer to Note 8 for further information.
(7)Represents investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2025, non-qualifying assets represented approximately 4.41% of the total assets of the Company.
(8)Indicates Loan was on non-accrual status as of September 30, 2025.
(9)Principal balance includes reserve for letter of credit of $50,775 on which the borrower pays 5.00%.
(10)Principal balance includes reserve for letter of credit of $1,875 on which the borrower pays 6.00%.
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)
(11)Principal balance includes reserve for letter of credit of $3,659 on which the borrower pays 5.75%.
(12)Principal balance includes reserve for letter of credit of $10,663 on which the borrower pays 5.50%.
(13)Principal balance includes reserve for letter of credit of $175,771 on which the borrower pays 5.25%.
(14)Principal balance includes reserve for letter of credit of $1,233,299 on which the borrower pays 6.00%.
(15)Principal balance includes reserve for letter of credit of $45,563 on which the borrower pays 5.50%.
(16)Principal balance includes reserve for letter of credit of $30,948 on which the borrower pays 6.00%.
(17)Principal balance includes reserve for letter of credit of $7,896 on which the borrower pays 6.50%.
(18)Principal balance includes reserve for letter of credit of $9,170 on which the borrower pays 6.00%.
(19)Principal balance includes reserve for letter of credit of $163,717 on which the borrower pays 6.25%.
(20)Principal balance includes reserve for letter of credit of $147,760 on which the borrower pays 0.00%.
(21)Principal balance includes reserve for letter of credit of $16,960 on which the borrower pays 4.75%.
(22)Principal balance includes reserve for letter of credit of $168,934 on which the borrower pays 6.00%.
(23)Principal balance includes reserve for letter of credit of $532,875 on which the borrower pays 4.75%.
(24)Principal balance includes reserve for letter of credit of $881,210 on which the borrower pays 5.50%.
(25)Principal balance includes reserve for letter of credit of $5,625 on which the borrower pays 6.00%.
(26)Principal balance includes reserve for letter of credit of $802,340 on which the borrower pays 5.00%.
(27)Principal balance includes reserve for letter of credit of $62,209 on which the borrower pays 5.50%.
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
(33)Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $96,668 or 4.54% of the Company's net assets.
(34)Non-income producing investment.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation/ (Depreciation)
Wells Fargo Bank, National Association	USD 338	CAD 459	10/27/2025	$8
Total				$8

Currency Abbreviations:
USD - U.S. Dollar
CAD - Canadian Dollar

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation/(Depreciation)
Morgan Stanley Capital Services, LLC	Series A, Tranche A Notes	7.6900%	S + 3.547%	3/19/2027	$90,000	$662	$—	$662
Morgan Stanley Capital Services, LLC	Series A, Tranche B Notes	7.7800%	S + 3.8660%	3/19/2029	150,000	2,509	—	2,509
MUFG Bank, Ltd.	Series B, Tranche A Notes	6.4200%	S + 3.1224%	10/15/2028	20,000	(100)	—	(100)
MUFG Bank, Ltd.	Series B, Tranche A Notes	6.4200%	S + 3.1158%	10/15/2028	65,000	(314)	—	(314)
Wells Fargo Bank, N.A.	Series B, Tranche C Notes	6.5200%	S + 3.1810%	10/15/2029	100,000	(549)	—	(549)
Morgan Stanley Capital Services, LLC	Series B, Tranche C Notes	6.5200%	S + 3.3840%	10/15/2029	50,000	(449)	—	(449)
MUFG Bank, Ltd.	Series B, Tranche C Notes	6.5200%	S + 3.2432%	10/15/2029	50,000	(418)	—	(418)
MUFG Bank, Ltd.	Series B, Tranche C Notes	6.5200%	S + 3.2659%	10/15/2029	90,000	(825)	—	(825)
Regions Bank	Series C, Tranche A Notes	6.0500%	S + 2.5070%	5/30/2028	25,000	80	—	80
Regions Bank	Series C, Tranche B Notes	6.4000%	S + 2.8595%	3/30/2030	75,000	332	—	332
Total						$928	$—	$928
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands)
(Unaudited)

Interest Rate Options
Counterparty	Instrument	Company Receives	Company Sold	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation/(Depreciation)
Wells Fargo Bank, N.A.	Sold SOFR Floor with Annuitized Premium	0.08% Semiannual premium	1.00% 3M SOFR Floor	4/15/2029	$100,000	98	—	98
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annuitized Premium	0.09% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	50,000	61	—	61
MUFG Bank, Ltd.	Sold SOFR Floor with Annuitized Premium	0.06% Quarterly premium	1.00% 3M SOFR Floor	7/15/2028	20,000	12	—	12
MUFG Bank, Ltd.	Sold SOFR Floor with Annuitized Premium	0.09% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	50,000	49	—	49
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annuitized Premium	0.07% Semiannual premium	1.00% 3M SOFR Floor	12/19/2026	90,000	12	—	12
MUFG Bank, Ltd.	Sold SOFR Floor with Annuitized Premium	0.06% Quarterly premium	1.00% 3M SOFR Floor	7/15/2028	65,000	37	—	37
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annuitized Premium	0.11% Semiannual premium	1.00% 3M SOFR Floor	9/19/2028	150,000	150	—	150
MUFG Bank, Ltd.	Sold SOFR Floor with Annuitized Premium	0.09% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	90,000	88	—	88
Total						$507	$—	$507
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
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s financing facilities and unsecured notes.  Such financing costs are capitalized and amortized over the life of the facility or the notes utilizing the straight-line method.  For the three and nine months ended September 30, 2025, the Company paid approximately $1.5 million and $2.0 million of financing costs. For the three and nine months ended September 30, 2025, the Company amortized approximately $1.7 million and $5.3 million of financing costs which have been included in “Interest” expense on the consolidated statements of operations. For the three and nine months ended September 30, 2024, the Company paid approximately $10.1 million and $17.9 million of financing costs. For the three and nine months ended September 30, 2024, the Company amortized approximately $1.2 million and $2.6 million of financing costs which have been included in “Interest” expense on the consolidated statements of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments. Such fees are deferred when received and recognized as earned over the applicable period.  For the three and nine months ended September 30, 2025, the Company received approximately $1.6 million and $3.7 million of agent fees. During the three and nine months ended September 30, 2025, approximately $1.3 million and $3.7 million of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the three and nine months ended September 30, 2024, the Company received approximately $1.3 million and $2.7 million of agent fees. During the three and nine months ended September 30, 2024, approximately $884,000 and $2.2 million of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations.
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
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax. For the three and nine months ended September 30, 2025 the Company did not accrue U.S. federal excise tax.
The Company conducts certain of its activities through its wholly-owned subsidiaries, Twin Brook Equity XVIII Corp. and Twin Brook Equity XXXIII Corp., both of which are Delaware corporations. On December 23, 2024, Twin Brook Equity XVIII Corp. and Twin Brook Equity XXXIII Corp., filed a Certificate of Ownership and Merger, effective immediately,

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
with Twin Brook Equity XXXIII Corp. as the surviving entity.They are treated as corporations for United States federal income tax purposes and are subject to U.S. federal, state or local income tax. For the three and nine months ended September 30, 2025, the Company accrued $236,000 and $399,000 current federal tax. For the three and nine months ended September 30, 2025, the Company accrued approximately $247,000 and $1,247,000 of deferred federal tax related to the corporations, which is included in “deferred federal tax provision” on the consolidated statements of operations. For the three and nine months ended September 30, 2024, the Company accrued $2,000 and $34,000 current federal tax. For the three and nine months ended September 30, 2024, the Company accrued approximately $337,000 and $553,000 of deferred federal tax related to Twin Brook Equity XXXIII Corp., which is included in “deferred federal tax provision” on the consolidated statements of operations.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no tax penalties, and no interest associated with income taxes incurred through September 30, 2025.
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the three and nine months ended September 30, 2025, the Company earned approximately $1.6 million and $3.5 million of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations. For the three and nine months ended September 30, 2024, the Company earned approximately $397,000 and $2.7 million of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations.
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
Investments at fair value and amortized cost consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$3,820,975	$3,804,000	$3,084,605	$3,080,554
Sponsor subordinated note	413	18	14	15
Investment in affiliated funds	85,589	96,668	74,552	80,654
Total investments	$3,906,977	$3,900,686	$3,159,171	$3,161,223
The industry composition of investments based on fair value as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025(1)	December 31, 2024
Aerospace and defense	2.2%	2.1%
Air freight and logistics	0.6%	0.7%
Auto components	2.8%	3.6%
Building products	0.5%	0.5%
Chemicals	2.5%	1.3%
Commercial services and supplies	3.7%	3.7%
Construction and engineering	4.7%	3.4%
Containers and packaging	2.7%	2.6%
Distributors	0.1%	0.1%
Diversified consumer services	6.5%	6.0%
Diversified telecommunication services	0.2%	0.2%
Electrical equipment	1.5%	1.6%
Electronic equipment, instruments and components	1.1%	0.1%
Food and staples retailing	1.5%	1.5%
Food products	2.1%	2.1%
Gas utilities	—%	—%
Health care equipment and supplies	3.6%	2.9%
Health care providers and services	23.7%	24.9%
Health care technology	1.3%	1.2%
Household durables	3.7%	4.3%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	September 30, 2025(1)	December 31, 2024
Industrial conglomerates	0.4%	0.5%
Insurance	0.5%	0.3%
Interactive media and services	0.5%	0.7%
Internet and direct marketing retail	0.6%	0.7%
IT services	2.4%	1.8%
Leisure equipment and products	0.2%	0.2%
Leisure products	—%	—%
Life sciences tools and services	1.4%	1.4%
Machinery	3.5%	4.1%
Media	8.0%	9.2%
Metals and mining	—%	0.1%
Multiline Retail	1.5%	1.6%
Multisector holdings	2.5%	2.6%
Pharmaceuticals	—%	—%
Personal products	—%	—%
Professional services	1.0%	1.1%
Real estate management and development	0.1%	0.1%
Semiconductors and semiconductor equipment	—%	—%
Software	2.5%	2.8%
Specialty retail	0.5%	0.5%
Textiles, apparel and luxury goods	0.8%	1.1%
Trading companies and distributors	8.5%	8.3%
Water utilities	0.1%	0.1%
Total	100.0%	100.0%
(1)Certain industries round to less than 0.1% as of September 30, 2025
As of September 30, 2025, approximately 100.0% of investments held were based in the United States and approximately 0.0% were based in Canada. As of December 31, 2024, approximately 100.0% of investments held were based in the United States and approximately 0.0% were based in Canada.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 4.  Fair Value of Investments
Fair Value Disclosures
The following table presents the fair value hierarchy of financial instruments as of September 30, 2025 and December 31, 2024:

	Assets at Fair Value as of September 30, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$3,804,000	$3,804,000
Sponsor subordinated note	—	—	18	18
Interest rate swaps/options	—	4,090	—	4,090
Foreign currency forward contracts	—	8	—	8
Total	$—	$4,098	$3,804,018	$3,808,116
Investments measured at net asset value(1)				$96,668
Total financial instruments, at fair value				$3,904,784
(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	Liabilities at Fair Value as of September 30, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest rate swaps/options	$—	$(2,655)	$—	$(2,655)
Total	$—	$(2,655)	$—	$(2,655)

	Assets at Fair Value as of December 31, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$3,080,554	$3,080,554
Sponsor subordinated note	—	—	15	15
Foreign currency forward contracts	—	60	—	60
Interest rate swaps/options	—	961	—	961
Total	$—	$1,021	$3,080,569	$3,081,590
Investments measured at net asset value(1)				$80,654
Total financial instruments, at fair value				$3,162,244
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

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and nine months ended September 30, 2025 and 2024:

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Level 3 Assets at Fair Value for the Three Months Ended September 30, 2025*
(Amounts in thousands)	Balance 7/1/2025	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2025	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2025
First lien senior secured debt	$3,512,520	$472,035	$(176,458)	$6,933	$(175)	$(10,855)	$3,804,000	$(13,814)
Sponsor subordinated note	16	399	—	—	—	(397)	18	(397)
Total	$3,512,536	$472,434	$(176,458)	$6,933	$(175)	$(11,252)	$3,804,018	$(14,211)

	Level 3 Assets at Fair Value for the Nine Months Ended September 30, 2025*
(Amounts in thousands)	Balance 1/1/2025	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2025	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2025
First lien senior secured debt	$3,080,554	$1,155,058	$(439,030)	$20,467	$(125)	$(12,924)	$3,804,000	$(11,718)
Sponsor subordinated note	15	399	—	—	—	(396)	18	1
Total	$3,080,569	$1,155,457	$(439,030)	$20,467	$(125)	$(13,320)	$3,804,018	$(11,717)

	Level 3 Assets at Fair Value for the Three Months Ended September 30, 2024*
(Amounts in thousands)	Balance 7/1/2024	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2024	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2024
First lien senior secured debt	$2,266,885	$582,422	$(154,759)	$5,434	$369	$(442)	$2,699,909	$(441)
Sponsor subordinated note	9	—	—	—	—	1	10	—
Total	$2,266,894	$582,422	$(154,759)	$5,434	$369	$(441)	$2,699,919	$(441)

	Level 3 Assets at Fair Value for the Nine Months Ended September 30, 2024*
(Amounts in thousands)	Balance 1/1/2024	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2024	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2024
First lien senior secured debt	$1,343,692	$1,634,764	$(290,248)	$12,625	$599	$(1,523)	$2,699,909	$(1,527)
Sponsor subordinated note	13	—	—	1	—	(4)	10	—
Total	$1,343,705	$1,634,764	$(290,248)	$12,626	$599	$(1,527)	$2,699,919	$(1,527)
*Gains and losses are included in their respective captions in the consolidated statements of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.
Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2025 and December 31, 2024. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Asset Class	Fair Value as of 9/30/25	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
(Amounts in thousands)
First lien senior secured debt	$3,466,446	Discounted cash flow	Yield	8.6% - 103.2%	9.9%	Decrease
	5,670	Discounted cash flow	Yield	12.4% - 12.5%	12.4%	Decrease
		Market comparable	LTM Revenue multiple	1.3x	1.3x	Increase
	136	Discounted cash flow	Yield	24.7% - 24.9%	24.8%	Decrease
		Market comparable	Forward Revenue multiple	0.3x	0.3x	Increase
	34,370	Market comparable	LTM EBITDA multiple	7.6x - 14.0x	13.8x	Increase
	1,141	Market comparable	Forward EBITDA multiple	10.5x	10.5x	Increase
	1,964	Market comparable	Forward Revenue multiple	0.9x - 3.3x	1.2x	Increase
	3,693	Market comparable	LTM Revenue multiple	1.0x - 2.3x	1.5x	Increase
	2,106	Market comparable	Forward Revenue multiple	0.5x	0.5x	Increase
			Forward EBITDA multiple	7.3x	7.3x	Increase
	1,645	Market comparable	LTM EBITDA multiple	10.3x	10.3x	Increase
			Forward EBITDA multiple	8.0x	8.0x	Increase
	1,603	Market comparable	LTM Revenue multiple	0.6x - 0.9x	0.6x	Increase
			Forward Revenue multiple	0.6x - 0.9x	0.6x	Increase
Sponsor subordinated note	18	Market comparable	LTM EBITDA multiple	7.6x	7.6x	Increase
$3,518,792

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Asset Class	Fair Value as of 12/31/24	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$2,379,881	Discounted cash flow	Yield	9.3% - 56.3%	10.9%	Decrease
First lien senior secured debt	1,483	Market comparable	Forward Revenue multiple	0.9x - 2.0x	1.3x	Increase
First lien senior secured debt	1,845	Market comparable	LTM EBITDA multiple	14.3x	14.3x	Increase
First lien senior secured debt	1,345	Market comparable	Forward EBITDA multiple	8.4x	8.4x	Increase
First lien senior secured debt	2,048	Market comparable	LTM Revenue multiple	0.6x	0.6x	Increase
Sponsor subordinated note	15	Market comparable	LTM EBITDA multiple	7.6x	7.6x	Increase
	$2,386,617
(1)Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
The Company’s other Level 3 investments, which represented $285,226,000 as of September 30, 2025 and $693,952,000 as of December 31, 2024, have been valued primarily using recent transactions. The significant unobservable input used in the discounted cash flow is the yield. The yield is used to discount the estimated future cash flows expected to be received from the underlying investment. The Company considers the portfolio company performance since close, the leverage used by the portfolio company relative to its total enterprise value and other risks associated with an investment in determining the yield. The significant unobservable inputs used in the market comparable valuation techniques include the next twelve months forward and latest twelve month (“LTM”) EBITDA (net income before net interest expense, income tax expense, depreciation and amortization) multiple. Forward or LTM EBITDA for comparable portfolio companies are multiplied by the portfolio companies most recent available EBITDA to derive the portfolio company fair value. Pricing models take into account the contractual terms of the financial instrument, as well as relevant inputs, including where applicable, equity prices, interest rate yield curves, credit curves, correlation, and the creditworthiness of the counterparty.
Note 5.  Debt
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations.
The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of September 30, 2025 and December 31, 2024, the asset coverage ratio was 212.1% and 188.3%, respectively.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
For the three and nine months ended September 30, 2025 and 2024 the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Interest expense	$33,529	$27,394	$95,489	$61,097
Amortization of deferred financing costs	1,711	1,209	5,281	2,633
(Gain) loss from interest rate swaps accounted for as hedges and related hedged items
Interest rate swaps	(1,070)	—	(14,766)	—
Hedged items	769		13,493
Total interest expense	$34,939	$28,603	$99,497	$63,730
Average interest rate	6.73%	7.72%	6.76%	7.84%
Average daily borrowings	$1,790,090	$1,299,712	$1,735,364	$960,691
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
From time to time, the Transferor expects to sell and/or contribute certain investments to the MSPV Borrower. Proceeds from the MSPV Credit Facility will be used to finance the origination and acquisition of loans by the MSPV Borrower, including the purchase of such assets from the Transferor. The Company retains a residual interest in assets contributed to or acquired by the MSPV Borrower through its ownership of the MSPV Borrower. The MSPV Borrower is required to meet financial covenants under the MSPV Credit Facility agreement. As of September 30, 2025 and December 31, 2024, the MSPV Borrower was in compliance with all such covenants.
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

The ASPV Credit Facility is secured by all of the assets of the ASPV Borrower and a pledge of equity interests in the ASPV Borrower. The ASPV Borrower is subject to meet financial covenants under the ASPV Credit Facility agreement. As of September 30, 2025 and December 31, 2024, the ASPV Borrower was in compliance with all such covenants.

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

The Truist Credit Facility is guaranteed by Twin Brook Capital Funding XXXIII, LLC (the “Guarantor”), a direct and wholly owned subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future. The Truist Credit Facility is secured by all assets of the Company and the Guarantor. The Company is subject to meet financial covenants under the Truist Credit Facility agreement. As of September 30, 2025 and December 31, 2024, the Company was in compliance with all such covenants.

As of September 30, 2025, there are approximately $274.2 million in borrowings outstanding on the ASPV Credit Facility, $363.1 million in borrowings outstanding on the MSPV Credit Facility and $146.2 million in borrowings outstanding on the Truist Credit Facility. Borrowings under the Company’s facilities are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

On October 1, 2025 and October 2, 2025, respectively, the Company, as borrower, entered into amendments to the Truist Credit Facility and ASPV Credit Facility, as disclosed in Note 12. Subsequent Events.

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

As of September 30, 2025 and December 31, 2024, the Company was in compliance with all financial covenants and other requirements of each of the Series A, Tranche A Notes and Tranche B Notes.

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

Debt Securitizations

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

	As of September 30, 2025
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
(1) Equity Interests were retained by the Company as of September 30, 2025.

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

As of September 30, 2025 and December 31, 2024, the Company did not have borrowings under Short-Term Financing Transactions.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Total debt consisted of the following as of September 30, 2025:

	As of September 30, 2025
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value(2)	Assets Pledged as Collateral(3)
ASPV Credit Facility	$500,000	$274,200	$58,956	$274,200	$501,263
MSPV Credit Facility	500,000	363,100	74,273	363,100	707,695
Truist Credit Facility	975,000	146,200	408,259	146,200	2,160,297
Series A Tranche A Notes	90,000	90,000	—	90,384	—
Series A Tranche B Notes	150,000	150,000	—	151,953	—
Series B Tranche A Notes	85,000	85,000	—	86,092	—
Series B Tranche B Notes	25,000	25,000	—	25,000	—
Series B Tranche C Notes	290,000	290,000	—	294,360	—
Series C Tranche A Notes	25,000	25,000	—	25,324	—
Series C Tranche B Notes	75,000	75,000	—	75,078	—
CLO Transaction	369,000	369,000		369,000	434,764
Total	$3,084,000	$1,892,500	$541,488	$1,900,691	$3,804,018
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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Average debt outstanding and weighted average interest rates of outstanding debt for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)
ASPV Credit Facility	6.74%	$275,154	7.91%	$258,816
MSPV Credit Facility	6.46%	$365,495	7.52%	$195,370
Truist Credit Facility	6.84%	$40,441	7.49%	$236,526
Series A Tranche A Notes	7.69%	$90,000	7.69%	$90,000
Series A Tranche B Notes	7.78%	$150,000	7.78%	$150,000
Series B Tranche A Notes	6.42%	$85,000
Series B Tranche B Notes	7.55%	$25,000
Series B Tranche C Notes	6.52%	$290,000
Series C Tranche A Notes	6.05%	$25,000
Series C Tranche B Notes	6.40%	$75,000
CLO Transaction	6.59%	$369,000	7.57%	$369,000
Total Weighted Average	6.73%	$1,790,090	7.65%	$1,299,712

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)
ASPV Credit Facility	6.73%	$289,481	8.06%	$212,435
MSPV Credit Facility	6.47%	$346,156	7.74%	$261,637
Truist Credit Facility	6.78%	$56,662	7.56%	$147,947
Series A Tranche A Notes	7.69%	$90,000	7.69%	$64,380
Series A Tranche B Notes	7.78%	$150,000	7.78%	$107,299
Series B Tranche A Notes	6.42%	$85,000
Series B Tranche B Notes	7.55%	$25,000
Series B Tranche C Notes	6.52%	$290,000
Series C Tranche A Notes	6.05%	$8,516
Series C Tranche B Notes	6.40%	$25,549
CLO Transaction	6.64%	$369,000	7.57%	$166,993
Total Weighted Average	6.76%	$1,735,364	7.72%	$960,691
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
For the three and nine months ended September 30, 2025, the Administrator charged approximately $248,000 and $1,078,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the three and nine months ended September 30, 2024, the Administrator charged approximately $489,000 and $1,084,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

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
As of September 30, 2025 and December 31, 2024, the Company has approximately $5.3 million and $3.1 million, respectively, payable to the Adviser for organizational, offering and operating costs, which is included in “accrued expenses and other liabilities payable to affiliate” and “due to affiliate” on the statements of assets and liabilities.
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
For the three and nine months ended September 30, 2025, the Company accrued approximately $6.3 million and $16.8 million of base management fees payable to the Adviser. For the three and nine months ended September 30, 2024, the Company accrued approximately $4.2 million and $10.2 million of base management fees payable to the Adviser. As of September 30, 2025 and December 31, 2024, base management fees payable by the Company to the Adviser were approximately $6.3 million and $4.6 million, respectively.
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
For the three and nine months ended September 30, 2025, the Company accrued approximately $7.4 million and $20.2 million of income incentive fees. For the three and nine months ended September 30, 2024, the Company accrued approximately $5.5 and $13.9 million of income incentive fees. As of September 30, 2025 and December 31, 2024, the Company had approximately $7.4 million and $5.5 million, respectively, of income incentive fees payable.
As of September 30, 2025, the Company had approximately $0.0 million of accrued capital gains incentive fees, of which none were paid or payable to the Adviser. As of December 31, 2024, the Company had no accrued capital gains incentive fees, of which none were paid or payable to the Adviser, representing no change in accrued capital gains incentive fees.

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

For the three and nine months ended September 30, 2025, the Company accrued approximately $470,000 and $1,101,000 of Class S shareholder servicing and distribution fees, of which $138,000 and $324,000, respectively, were waived as they were borne by the Adviser. For the three and nine months ended September 30, 2025, the Company accrued approximately $2,000 and $4,000 of Class D shareholder servicing and distribution fees, of which $2,000 and $4,000, respectively, were waived as they were borne by the Advisor. For the three and nine months ended September 30, 2024, the Company accrued approximately $157,000 and $368,000 of Class S shareholder servicing and distribution fees, of which $111,000 and $260,000, respectively, were waived as they were borne by the Adviser. For the three and nine months ended September 30, 2024, the Company accrued approximately $1,000 and $2,000 of Class D shareholder servicing and distribution fees.

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

For the three and nine months ended September 30, 2025 and 2024, no such Expense Payments were made by the Adviser.
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
Fair value for the three and nine months ended September 30, 2025 and 2024, and transactions of the Company’s investments in affiliates were as follows:

	Investment in Affiliated Funds at Fair Value for the Three Months Ended September 30, 2025
(Amounts in thousands)	Fair Value as of July 1, 2025	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2025	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$91,853	$6,031	$(1,865)	$466	$168	$96,653	$—
Twin Brook Segregated Equity Holdings, LLC	15	—	—	—	—	15	—
Total non-controlled/affiliated investments	$91,868	$6,031	$(1,865)	$466	$168	$96,668	$—

	Investment in Affiliated Funds at Fair Value for the Nine Months Ended September 30, 2025
(Amounts in thousands)	Fair Value as of January 1, 2025	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2025	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$80,638	$13,806	$(3,949)	$1,180	$4,978	$96,653	$—
Twin Brook Segregated Equity Holdings, LLC	16	—	—	—	(1)	15	—
Total non-controlled/affiliated investments	$80,654	$13,806	$(3,949)	$1,180	$4,977	$96,668	$—

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Investment in Affiliated Funds at Fair Value for the Three Months Ended September 30, 2024
(Amounts in thousands)	Fair Value as of July 1, 2024	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2024	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$69,894	$6,514	$(650)	$514	$1,790	$78,062	$—
Twin Brook Segregated Equity Holdings, LLC	19	—	—	—	—	19	—
Total non-controlled/affiliated investments	$69,913	$6,514	$(650)	$514	$1,790	$78,081	$—

	Investment in Affiliated Funds at Fair Value for the Nine Months Ended September 30, 2024
(Amounts in thousands)	Fair Value as of January 1, 2024	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2024	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$54,697	$20,903	$(964)	$549	$2,877	$78,062	$—
Twin Brook Segregated Equity Holdings, LLC	17	—	—	—	2	19	—
Total non-controlled/affiliated investments	$54,714	$20,903	$(964)	$549	$2,879	$78,081	$—
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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
For the three and nine months ended September 30, 2025, the Company’s monthly average USD notional exposure to derivatives was approximately $715,338,000 and $659,809,000. For the three and nine months ended September 30, 2024, the Company’s monthly average USD notional exposure to derivatives was approximately $1,391,000 and $1,521,000.
The tables below present derivatives contracts as of September 30, 2025 and their respective classification on the consolidated statement of assets and liabilities:

Derivative Contracts/Hedged Items	Fair Value (Amounts in Thousands)	Statement of Assets and Liabilities Classification
Foreign currency forward contracts	$8	Unrealized gain on derivative contracts
Interest rate swaps(1)	3,583	Unrealized gain on derivative contracts
Interest rate swaps(1)	(2,655)	Unrealized loss on derivative contracts
Interest rate options	507	Unrealized gain on derivative contracts
Hedged items(2)	8,191	Debt
(1) The interest rate swaps above are designated in a qualifying hedging relationship with unsecured borrowings.
(2) The hedged items above represent the carrying value adjustment to unsecured borrowings in a designated hedging relationship as further described in the hedging note below.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the impact to the consolidated statements of operations from derivative contracts that were not designated in a qualifying hedging relationship during the three and nine months ended September 30, 2025 and 2024:

(Amounts in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net change in unrealized gain (loss) on foreign currency forward contracts	$14	$(4)	$(38)	$33
Net change in unrealized gain (loss) on interest rate swaps and options	(630)	(1,387)	(304)	(1,387)
Realized (loss) on foreign currency forward contracts	(36)	(9)	—	5
The Company has not applied counterparty netting or collateral netting; as such, the amounts of cash collateral received and posted are not offset against the derivative assets and derivative liabilities in the consolidated statements of assets and liabilities.
The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2025:

(Amounts in thousands)	As of September 30, 2025
Assets	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-Cash Collateral Received	Cash Collateral Received	Net Amount of Derivative Assets(1)
Morgan Stanley Capital Services, LLC	$3,394	$(449)	$—	$—	$2,945
MUFG Bank, Ltd.	186	(186)	—	—	—
Wells Fargo Bank, N.A.	106	(106)	—	—	—
Regions Bank	412	—	—	—	412
Total	$4,098	$(741)	$—	$—	$3,357

(Amounts in thousands)	As of September 30, 2025
Liabilities	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-Cash Collateral Received	Cash Collateral Pledged(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley Capital Services, LLC	$(449)	$449	$—	$—	$—
MUFG Bank, Ltd.	(1,657)	186	—	1,471	—
Wells Fargo Bank, N.A.	(549)	106	—	443	—
Regions Bank	—	—	—	—	—
Total	$(2,655)	$741	$—	$1,914	$—
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
The table below presents the impact to the consolidated statements of operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three and nine months ended September 30, 2025 and 2024:

(Amounts in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Financial Statement Location
Interest rate swaps	$(1,070)	$6,377	$(14,766)	$5,851	Interest expense
Hedged items	$769	$(6,377)	$13,493	$(5,851)	Interest expense

The table below presents the carrying value of unsecured borrowings as of September 30, 2025 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

Description	Principal Amount (Amounts in thousands)	Carrying Value (Amounts in thousands)	Cumulative Hedging Adjustments (Amounts in thousands)
Series A Tranche A Notes	$90,000	$90,384	$384
Series A Tranche B Notes	150,000	151,953	1,953
Series B, Tranche A Notes	85,000	86,092	1,092
Series B, Tranche C Notes	290,000	294,360	4,360
Series C, Tranche A Notes	25,000	25,324	324
Series C, Tranche B Notes	75,000	75,078	78
Total	$715,000	$723,191	$8,191

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
As of September 30, 2025 and December 31, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	September 30, 2025	December 31, 2024
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
3BC Matrix Acquisition, LLC	$1,564	$—
50Floor, LLC	106	146
626 Holdings Equity, LLC	—	39
A. P. Nonweiler Co. Inc	1,523	—
A.P.A Industries, LLC	1,523	1,523
Abrasive Technology Intermediate, LLC	17	104
ACES Intermediate, LLC	7,114	7,114
ADC Purchaser Inc	6,013	—
Advanced Lighting Acquisition, LLC	1,215	324
ADVI Health, LLC	1,062	1,062
Advocate RCM Acquisition Corp	2,902	2,902
AEP Passion Intermediate Holdings, Inc.	8	14
AFC Industries, Inc.	10,164	10,258
Affinitiv, Inc.	186	186
Agility Intermediate, Inc.	53	53
AHR Intermediate, Inc	16,283	13,790
AirPro Diagnostics, LLC	4,697	—
AKS Engineering and Forestry, LLC	2,890	—
Alcresta Buyer, Inc	7,121	16,797
Aligned Dental Management Services, LLC	4,992	—
ALM Media, LLC	—	2,068
AlphaCoin LLC	7,119	7,537
Altamira Material Solutions, LP	11	11
AM Buyer, LLC	851	32
AMCP Treatment Intermediate, LLC	9,653	—
American Family Care, LLC	17,337	5,756
Ansira Partners II, LLC	6,142	—
Answer Acquisition, LLC	405	759
Aptitude Health Holdings, LLC	267	227
Aquatic Sales Solutions, LLC	70	70
ASC Ortho Management, LLC	16	17

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	September 30, 2025	December 31, 2024
Ascend Plastic Surgery Partners MSO LLC	19,880	24,879
Ascent Lifting, Inc.	2,500	2,500
ASP Global Acquisition, LLC	7,469	9,872
AvCarb, LLC	—	32
AWI Group, LLC	2,918	7,553
Baker Manufacturing Company, LLC	2,898	2,898
Banner Buyer, LLC	370	296
Barkley, LLC	2,300	2,300
BBG Intermediate Holdings, Inc.	4	4
BCI Burke Holding Corp.	9,036	9,036
Beacon Oral Specialists Management LLC	18,772	188
Beghou Consulting, LLC	1,357	1,136
Behavior Frontiers, LLC	—	1,344
Best Version Media Acquisition, LLC	2,897	3,976
Bestop, Inc	12,499	12,615
BPCP EE Intermedco LLC	2,244	3,387
BPCP NSA Intermedco, Inc	11,237	13,497
BPCP WLF Intermedco LLC	12,167	16,844
Brightview, LLC	10	—
BSC ASI Buyer, LLC	3,661	3,661
BSC Top Shelf Blocker LLC	2,256	2,256
Bulk Lift International, LLC	1,440	1,801
Canadian Orthodontic Partners Corp	29	30
CAP KSI Holdings LLC	4,287	5,835
Capital Construction, LLC	9,173	—
CARDS Acquisition, Inc	18,780	27,012
Certified Collision Group Acquisition Corp	19	19
Champion Motorsports Group, LLC	56	56
Change Academy at Lake of the Ozarks, LLC	3,932	—
CHS Holdco, LLC	14,804	—
CL Services Acquisition, LLC	36,623	11,529
CNS Purchaser, LLC	15,271	14,280
Community Care Partners, LLC	—	23
Compass Restoration Intermediary Holdings, LLC	3,709	—
Copperweld Group, Inc.	—	200
Cosmetic Solutions, LLC	—	252
CPS Power Buyer, LLC	13,194	3,079
CR Services Intermediate, LLC	19	94
Creative Outdoor Holding Inc	12,909	—
CSL Intermediate Acquisition LLC	5,237	2,553
Custom Agronomics Holdings, LLC	2,976	786
DASCO HME, LLC	7,891	—
Datum Acquisition, LLC	2,146	1,312
DealerOn Inc.	314	314
DemandTec, LLC	5,360	—

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	September 30, 2025	December 31, 2024
Dermatology Medical Partners OpCo, LLC	9	9
Diamondback Buyer, LLC	75	2,713
DNS IMI Acquisition Corp	56	38
Double E Company, LLC	1,152	265
Duggal Acquisition, LLC	12,543	11,079
Dykstra's Auto, LLC	5,396	88
Dynamic Campus Acquisition, Inc.	13,264	—
Eastern Communications Solutions, Inc.	3,240	3,240
Edko Acquisition, LLC	26	26
EH Management Company, LLC	38	38
Empire Equipment Company, LLC	251	251
Endodontic Practice Partners, LLC	12,123	11,438
E-Phoenix Acquisition Co. Inc.	68	53
Esquire Deposition Solutions, LLC	6,746	7,666
Ever Fresh Fruit Company, LLC	2,532	3,893
Exclusive Concepts, LLC	3,343	4,833
Fastlap, LLC	677	14,806
Formulated Buyer, LLC	16	2
Franchise Fastlane, LLC	15	15
FreshAddress, LLC	30	30
Fyzical Buyer, LLC	1,068	1,653
Genius Bidco, LLC	7,755	8,231
Geriatric Medical and Surgical Supply, LLC	300	300
Gifthealth, Inc.	10,835	—
GM Services Buyer, LLC	13,657	—
Gold Medal Holdings, Inc.	2,668	3,986
Golden Bear PT Partners, LLC	11	11
GPSTrackit Holdings, LLC	2,067	4,429
Green Monster Acquisition, LLC	11	—
GS XX Corporation	2,381	2,381
Guardian Dentistry Practice Management, LLC	4,188	4,188
H2 Holdco, Inc.	14,697	16,664
Harley Exteriors Acquisition, LLC	4,370	5,251
Health and Wellness Partners LLC	8,288	—
HEC Purchaser Corp.	7,095	7,843
Helpware, Inc.	2,429	2,531
Highland Acquisition, Inc.	1,771	1,771
HLSG Intermediate, LLC	2,496	16
Home Brands Group Holdings, Inc.	48	48
HTI Intermediate, LLC	2,070	3,770
Hultec Buyer, LLC	1,488	3,288
Hydromax USA, LLC	1,458	182
Icelandirect, LLC	6	6
Icreon Holdings, LLC	536	1,071
IMA Group Management Company, LLC	4,105	192

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	September 30, 2025	December 31, 2024
Infolinks Media Buyco, LLC	30	38
Innovative FlexPak, LLC	373	232
IPC Pain Acquisition, LLC	1,140	1,140
Ironhorse Purchaser, LLC	5,813	3,924
ISPN Intermediate, LLC	718	718
ISSA, LLC	13	131
Jacent Strategic Merchandising, LLC	1,330	—
Johns Byrne LLC	4,039	4,039
Juniper Landscaping Holdings LLC	8,933	1,630
K-1 Packaging Group, LLC.	4,639	6,579
Kaizen Auto Care, LLC	13	117
Keystone Partners, LLC	2,753	3,691
Kittyhawk, Inc	3,571	3,571
Kravet Design LLC	4,349	4,349
Kwalu, LLC	4,218	4,049
L&J Holding Company LLC	12,027	12,027
Lakeshirts LLC	18,765	18,474
Lawn Care Holdings Purchaser, Inc	7,235	13,262
Lehman Pipe Buyer, LLC	8,057	5,309
Leonard Group, Inc.	62	156
Load One Purchaser Corporation	1,956	3,201
MacKenzie Childs Acquisition, Inc.	1,575	3,374
MacNeill Pride Group Corp.	287	215
Mad Rose Company, LLC	161	342
Main Street Gourmet, LLC	—	38
Mattco Forge, Inc.	3,691	4,307
Medical Technology Associates, Inc.	1,312	1,966
Merge USA, Inc	2,515	—
MetaSource, LLC	38	52
Milestone Technologies, Inc.	5,513	—
Millennia Patient Services, LLC	—	53
Montway LLC	—	150
MRC Keeler Acquisition, LLC	150	150
MS Pain, LLC	6,899	6,899
MWEC Management, LLC	4,168	4,168
My Buyer, LLC	2,360	4,633
Nasco Healthcare Inc.	734	1,982
NEFCO Holding Company, LLC	6,811	8,248
Nelson Name Plate Company	63	90
Network Partners Acquisition, LLC	38	38
Nimlok Company, LLC	320	320
North & Warren, LLC	954	—
NTM Acquisition Corp	1,809	995
NutriScience Innovations, LLC	131	131
NWI Merger Sub, Inc	8,933	8,933

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	September 30, 2025	December 31, 2024
Optimized Marketing Acquisition, LLC	338	169
Outerbox, LLC	6,357	6,357
P and R Dental Strategies, LLC	14	19
P1 Dental MSO, LLC	4,907	—
Palmetto Technology Group, LLC	9,691	9,781
Peak Investment Holdings, LLC	65	274
Peninsula MMGY Corporation	3,691	3,691
PharmaForceIQ INC.	2,093	2,093
PHGP MB Purchaser, Inc.	71	58
Pink Lily Holdings, LLC	15	31
Polaris Labs Acquisition, LLC	2,123	2,123
Polycorp Ltd	10,261	18,583
PPW Acquisition, LLC	26	9
PRA Acquisition, LLC	56	56
Precision Point Metrics, Inc	9,280	—
Premier Early Childhood Education Partners LLC	5,203	6,261
Premier Produce One, LLC	6,752	—
PRM Management Company, LLC	1,969	1,969
Purpose Home Health Acquisition, LLC	9,999	11,028
Qin's Buffalo, LLC	4,477	4,515
Quality Liaison Services of North America, Inc	912	1,629
Raneys, LLC	1,964	1,964
Rapid Fire Safety and Security, LLC	2,411	—
Redwood Buyer, LLC	9,499	—
Reliable Medical Supply LLC	—	7
Renovation Systems, LLC	1,331	3,309
Revival Animal Health, LLC	—	52
RKD Group, LLC	—	6,872
RMS Health Care Management, LLC	—	1,620
Rose Paving, LLC	1,079	7,943
RTP Acquisition, LLC	—	15
Sage Dental Management, LLC	6,690	12,772
SAMGI Buyer, Inc.	138	138
SCP Cold Chain Packaging Buyer Corp	10,495	—
SCP ENT and Allergy Services, LLC	64	51
SCP OMS Services, LLC	11,046	—
SENS Intermediate Holdings LLC	6,132	—
Shasta Buyer, LLC	4,307	3,732
ShiftKey, LLC	110	110
Signature Dental Partners LLC	4,179	10,589
Signature MD, Inc	5,501	8,274
Silver Falls MSO, LLC	—	12
SimiTree Acquisition LLC	128	128
Simko Merger Sub LLC	3,644	4,835
Sixarp, LLC	4,310	2,053

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	September 30, 2025	December 31, 2024
Southeast Primary Care Partners, LLC	—	150
Southern Orthodontic Partners Management, LLC	5,953	5,905
Southern Sports Medicine Partners, LLC	27	27
Spa Medicca, LLC	7,199	—
Spear Education Holdings, LLC	6,124	7,290
Spectrum Solutions, LLC	125	107
SPG Holdco, LLC	2,200	2,070
Star Dental Partners LLC	10,659	15,405
Starwest Botanicals Acquisition, LLC	65	87
Stax Holding Company, LLC	—	60
Steel City Wash, LLC	—	12
Storm Smart Buyer LLC	131	26
Sun Orchard, LLC	10,476	11,435
Superior Insurance Partners LLC	7,406	14,403
Superscapes Holdco, LLC	1,176	—
Surplus Solutions, LLC	3,626	6,080
TCG Services, LLC	9,280	—
Teel Plastics, LLC	3,909	324
The Channel Company, LLC	35	43
The Chempetitive Group, LLC	13,578	13,919
Therapy2000 Acquisition, LLC	6,888	—
Third Holdco, LLC	9,713	—
Trademark Global, LLC	18	18
Transitions Intermediate Holdings, LLC	1,765	1,765
Treat Planet Acquisition, LLC	2,422	1,965
Triad Technologies, LLC	332	332
TruBlue LLC	3,761	3,761
TruSource Foods LLC	5,260	—
TSR Concrete Coatings, LLC	1,534	537
U.S. Urology Partners, LLC	—	1,401
United Land Services Opco Parent, LLC	275	333
Universal Pure, LLC	2,500	2,104
US Anchors Group Inc	3,904	3,275
US Foot and Ankle Specialists, LLC	2,699	2,699
USSC Holding Corp	3,947	7,177
Value Added Distributors, LLC	3,768	3,768
Vanguard Packaging, LLC	3,233	3,821
Varsity DuvaSawko Operating Corp.	4,568	3,459
Varsity Rejuvenate Partners, LLC	5,078	5,078
Vehicle Accessories, Inc.	—	877
VersiCare Management LLC	5,846	6,034
VetEvolve Holdings, LLC	15,217	8,821
Vintage Parts, Inc	1,564	—
Vital Geriatrics Group Buyer, Inc	2,408	—
WCI Volt Purchaser, LLC	2,249	2,249

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	September 30, 2025	December 31, 2024
Western Veterinary Partners, LLC	24	20,872
Westminster Cracker Company, Inc.	1,303	1,380
White Label Communications,LLC	—	1,534
Wolf Gordon Inc	3,809	3,809
WTWH Buyer, LLC	1,638	1,638
Yard-Nique, Inc	1,557	807
Zipline Logistics, LLC	405	574
Total unfunded portfolio company commitments	$1,010,824	$820,807
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of business. As of September 30, 2025, management was not aware of any material pending or threatened litigation.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 9.  Net Assets
Equity Issuances

As of September 30, 2025 and December 31, 2024, the Company had 84,687,951 and 60,925,719, respectively, shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	6,861,291	$173,583	18,492,888	$467,743
Share transfers between classes	—	—	9,899	251
Distributions reinvested	465,967	11,803	1,232,284	31,183
Repurchased shares, net of early repurchase reduction	(249,741)	(6,315)	(1,743,574)	(44,043)
Net increase (decrease)	7,077,517	$179,071	17,991,497	$455,134

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	1,836,375	$46,458	5,504,034	$139,191
Share transfers between classes	—	—	(6,911)	(175)
Distributions reinvested	101,366	2,576	248,387	6,294
Repurchased shares, net of early repurchase reduction	—	1	(7,143)	(174)
Net increase (decrease)	1,937,741	$49,035	5,738,367	$145,136

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	17,339	$439	41,331	$1,046
Share transfers between classes	—	—	(2,989)	(76)
Distributions reinvested	844	21	2,128	53
Repurchased shares, net of early repurchase reduction	—	—	(7,597)	(192)
Net increase (decrease)	18,183	$460	32,873	$831

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	4,537,474	$115,538	21,721,263	$551,935
Share transfers between classes	—	—	19,456	495
Distributions reinvested	297,399	7,572	654,113	16,653
Repurchased shares, net of early repurchase reduction	(38,837)	(970)	(58,376)	(1,457)
Net increase (decrease)	4,796,036	$122,140	22,336,456	$567,626

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	487,599	$12,415	1,803,868	$45,879
Share transfers between classes	—	—	(4,112)	(105)
Distributions reinvested	44,407	1,131	103,964	2,645
Net increase (decrease)	532,006	$13,546	1,903,720	$48,419

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	15,317	$390	45,623	$1,160
Share transfers between classes	—	—	(15,344)	(390)
Distributions reinvested	519	13	1,913	49
Net increase (decrease)	15,836	$403	32,192	$819
Dividends
The following table reflects dividends declared on common shares during the nine months ended September 30, 2025 and 2024:

For the Nine Months Ended September 30, 2025
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$13,438
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$13,365
March 28, 2025	March 31, 2025	April 28, 2025	$0.2200	$13,788
April 27, 2025	April 30, 2025	May 28, 2025	$0.2200	$14,121
May 28, 2025	May 31, 2025	June 26, 2025	$0.2200	$14,580
June 27, 2025	June 30, 2025	July 29, 2025	$0.2200	$14,969
July 28, 2025	July 31, 2025	August 29, 2025	$0.2200	$15,479
August 28, 2025	August 31, 2025	September 30, 2025	$0.2200	$16,136
September 27, 2025	September 30, 2025	October 31, 2025	$0.2200	$16,525

For the Nine Months Ended September 30, 2025
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2171	$933
February 25, 2025	February 28, 2025	March 27, 2025	$0.2084	$969
March 28, 2025	March 31, 2025	April 28, 2025	$0.2071	$1,159
April 27, 2025	April 30, 2025	May 28, 2025	$0.2075	$1,307
May 28, 2025	May 31, 2025	June 26, 2025	$0.2071	$1,467
June 27, 2025	June 30, 2025	July 29, 2025	$0.2075	$1,563
July 28, 2025	July 31, 2025	August 29, 2025	$0.2071	$1,691
August 28, 2025	August 31, 2025	September 30, 2025	$0.2071	$1,843
September 27, 2025	September 30, 2025	October 31, 2025	$0.2075	$1,965

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

For the Nine Months Ended September 30, 2025
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$16
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$17
March 28, 2025	March 31, 2025	April 28, 2025	$0.2200	$17
April 27, 2025	April 30, 2025	May 28, 2025	$0.2200	$17
May 28, 2025	May 31, 2025	June 26, 2025	$0.2200	$19
June 27, 2025	June 30, 2025	July 29, 2025	$0.2200	$19
July 28, 2025	July 31, 2025	August 29, 2025	$0.2200	$21
August 28, 2025	August 31, 2025	September 30, 2025	$0.2200	$22
September 27, 2025	September 30, 2025	October 31, 2025	$0.2200	$23

For the Nine Months Ended September 30, 2024
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2300	$7,355
February 26, 2024	February 29, 2024	March 31, 2024	$0.2300	$7,809
March 28, 2024	March 31, 2024	April 30, 2024	$0.2300	$9,064
April 27, 2024	April 30, 2024	May 31, 2024	$0.2300	$9,566
May 28, 2024	May 31, 2024	June 30, 2024	$0.2300	$9,937
June 27, 2024	June 30, 2024	July 31, 2024	$0.2300	$10,987
July 28, 2024	July 31, 2024	August 31, 2024	$0.2300	$11,247
August 28, 2024	August 31, 2024	September 30, 2024	$0.2400	$12,183
September 27, 2024	September 30, 2024	October 31, 2024	$0.2400	$12,615

For the Nine Months Ended September 30, 2024
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2246	$329
February 26, 2024	February 29, 2024	March 31, 2024	$0.2250	$363
March 28, 2024	March 31, 2024	April 30, 2024	$0.2246	$410
April 27, 2024	April 30, 2024	May 31, 2024	$0.2248	$439
May 28, 2024	May 31, 2024	June 30, 2024	$0.2246	$531
June 27, 2024	June 30, 2024	July 31, 2024	$0.2248	$575
July 28, 2024	July 31, 2024	August 31, 2024	$0.2246	$603
August 28, 2024	August 31, 2024	September 30, 2024	$0.2346	$686
September 27, 2024	September 30, 2024	October 31, 2024	$0.2348	$724

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

The following table presents the share repurchases completed during the nine months ended September 30, 2025:

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
January 29, 2025	259,680	0.4%	$25.30	December 31, 2024	$6,564	0
April 25, 2025	1,248,893	1.7%	$25.29	March 31, 2025	$31,530	0
July 28, 2025	249,741	0.3%	$25.31	June 30, 2025	$6,315	0
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction.
(3) All repurchases were satisfied in full.

The following table presents the share repurchases completed during the nine months ended September 30, 2024:

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
January 30, 2024	19,539	0.1%	$25.43	December 31, 2023	$487	0
April 25, 2024	—	—%	$25.40	March 31, 2024	$—	0
July 26, 2024	38,837	—%	$25.45	June 30, 2024	$969	0
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

All of the dividends declared during the nine months ended September 30, 2025 and 2024 were derived from ordinary income, as determined on a tax basis. Taxable income is an estimate and is not fully determined until the Company's tax return is filed.

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

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. There were $523,000 and $1,621,000 of permanent book-to-tax differences for the three and nine months ended September 30, 2025. In addition, there were $969,000 and $1,366,000 of permanent book-to-tax differences for the three and nine months ended September 30, 2024.

Note 11.  Financial Highlights
The following are financial highlights for a common share outstanding for Class I, S, and D for the nine months ended September 30, 2025 and 2024.

(Amounts in thousands, except share and per share amounts)	Nine Months Ended September 30, 2025
	Class I	Class S	Class D
Per share data:
Net asset value, beginning of period	$25.30	$25.30	$25.30
Net investment income (loss)(1)	1.92	1.80	1.92
Net realized and unrealized gain (loss)(2)	(0.08)	(0.07)	(0.08)
Total from operations	1.84	1.73	1.84
Dividends declared	(1.99)	(1.88)	(1.99)
Total increase (decrease) in net assets	(0.15)	(0.15)	(0.15)
Net asset value, end of period	$25.15	$25.15	$25.15
Shares outstanding, end of period	75,114,570	9,468,129	105,252
Total return(3)(12)	7.5%	7.0%	7.5%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	10.6%	11.4%	10.7%
Ratio of total net operating expenses to average net assets(4)(5)(7)	0.5%	0.6%	0.5%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(8)	10.4%	10.1%	10.5%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	10.3%	9.9%	10.4%
Net assets, end of period	$1,888,984	$238,105	$2,647
Weighted average shares outstanding	66,685,287	6,867,437	87,223
Portfolio turnover rate(10)	12.7%	12.7%	12.7%
Asset coverage ratio(11)	212.1%	212.1%	212.1%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

(Amounts in thousands, except share and per share amounts)	Nine Months Ended September 30, 2024
	Class I	Class S	Class D
Per share data:
Net asset value, beginning of period	$25.41	$25.41	$25.41
Net investment income (loss)(1)	2.14	2.09	2.09
Net realized and unrealized gain (loss)(2)	0.01	0.01	0.01
Total from operations	2.15	2.10	2.10
Dividends declared	(2.09)	(2.04)	(2.04)
Total increase (decrease) in net assets	0.06	0.06	0.06
Net asset value, end of period	$25.47	$25.47	$25.47
Shares outstanding, end of period	52,561,994	3,084,929	44,892
Total return(3)(12)	8.8%	8.6%	8.6%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	10.9%	11.2%	11.1%
Ratio of total net operating expenses to average net assets(4)(5)(7)	0.7%	0.7%	0.7%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(9)	11.2%	10.9%	10.9%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	11.2%	10.9%	10.9%
Net assets, end of period	$1,338,930	$78,583	$1,144
Weighted average shares outstanding	43,300,760	2,271,939	36,172
Portfolio turnover rate(10)	14.3%	14.3%	14.3%
Asset coverage ratio(11)	197.1%	197.1%	197.1%

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
(6)Ratio of total expenses to average net assets is computed using total expenses net of waivers from the Administrator, if applicable. Included in total expenses are incentive fees of 1.5% , 1.5%, and 1.5% as a percent of average net assets for the nine months ended September 30, 2025 for Class I, Class S, and Class D. Included in total expenses are incentive fees of 1.2%, 1.2%, and 1.2%, respectively, as a percent of average net assets for the nine months ended September 30, 2024 for Class I, Class S, and Class D respectively. The impact of the waiver included in total expenses net of waivers was 0.3% and 0.2% for Class S and Class D shares, respectively, and was not applicable to Class I shares for the nine months ended September 30, 2025. The impact of the waiver included in total expenses net of waivers was 0.4% for Class S shares and was not applicable to Class D or Class I shares for the nine months ended September 30, 2024.
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

Subsequent Activity, Subscriptions and Dividend Declarations

The Company received approximately $57 million of net proceeds, inclusive of distributions reinvested through the Company’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective October 1, 2025. Additionally, the Company received approximately $51 million of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective November 1, 2025.

On October 23, 2025, the Company’s Board declared net distributions of $0.2200, $0.2147, and $0.2018 per Class I share, Class S share, and Class D share, respectively, payable on November 25, 2025 to shareholders of record as of October 31, 2025.

Effective October 28, 2025, the Company repurchased 204,639 shares for $5,107,898, net of Early Repurchase Deductions, when applicable.

Truist Credit Facility Amendment

On October 1, 2025, the Company, as borrower, entered into the Second Amendment to the Truist Credit Facility to, among other things: (i) reduce the interest rate on revolving loans to adjusted term SOFR plus 1.875% or, at the Company’s option, the alternate base rate plus 0.875%; provided that, the interest rate may be reduced further depending on the ratio of the borrowing base and certain outstanding indebtedness of the Company, as further described in the Truist Credit Facility, (ii) extend the termination date of the lenders’ obligation to make loans under the Truist Credit Facility from August 16, 2028 to October 1, 2029 and extend the final scheduled maturity date from August 16, 2029 to October 1, 2030, and (iii) remove the net worth covenant and liquidity covenant previously included in the existing Truist Credit Facility.

ASPV Credit Facility Amendment

On October 2, 2025, the ASPV Borrower, entered into the Second Amendment to the ASPV Credit Facility to, among other things: (i) reduce the interest rate on revolving loans from daily simple SOFR plus 2.40% per annum to daily simple SOFR plus 1.90% per annum, (ii) extend the termination date of the lenders’ obligation to make revolving commitments under the ASPV Credit Facility from August 9, 2027 to October 2, 2028 and extend the final scheduled maturity date from August 9, 2029 to October 2, 2030, and (iii) increase certain advance rates pursuant to the ASPV Credit Facility.

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
Our debt investment portfolio consists of primarily floating rate loans. As of September 30, 2025, 99.9% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as Term SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

As of September 30, 2025, we had borrowings of $1.89 billion outstanding at an average all-in rate of 6.76%, which is included in debt on the consolidated statements of assets and liabilities. As of December 31, 2024, the Company had borrowings of $1.75 billion outstanding at an average all-in rate of 7.56%. We incurred approximately $33.5 million and $95.5 million and $18.3 million and $32.4 million of interest and unused commitment fees for the three and nine months ended September 30, 2025 and 2024, respectively, which is included in interest expense on the consolidated statements of operations. The carrying values of borrowings outstanding under the debt facilities approximate fair value. See Note 5 to the consolidated financial statements for information on the Company’s debt.
Portfolio and Investment Activity
As of September 30, 2025, based on fair value, our portfolio consisted of 97.52% first lien senior secured debt investments and 2.48% investments in affiliated funds that hold our equity co-investments. As of December 31, 2024, based on fair value, our portfolio consisted of 97.45% first lien senior secured debt investments and 2.55% investments in affiliated funds that hold our equity co-investments.
As of September 30, 2025, we had investments in 258 portfolio companies with an aggregate fair value of $3.9 billion. As of December 31, 2024, we had investments in 234 portfolio companies with an aggregate fair value of $3.2 billion.
Our investment activity for the three months ended September 30, 2025 and 2024 is presented below (information presented herein is at par value unless otherwise indicated).

(Amounts in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$566,634	$746,778
Investment in affiliated funds	6,031	6,514
Total principal amount of investments committed	$572,665	$753,292
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(154,333)	$(197,471)
Investment in affiliated funds	(1,865)	(650)
Total principal amount of investments sold or repaid	$(156,198)	$(198,121)
New debt investments(1):
New commitments	$324,409	$434,581
Number of new commitments in new portfolio companies(2)	15	12
Average new commitment amount	$21,627	$36,215
Weighted average term for new commitments (in years)	4.4	4.5
Percentage of new commitments at floating rates	100.0%	100.0%
Percentage of new commitments at fixed rates	—%	—%
(1)Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2)Number of new debt investment commitments represent commitments to a particular portfolio company.

As of September 30, 2025 and December 31, 2024 our investments consisted of the following:

	September 30, 2025		December 31, 2024
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$3,820,975	$3,804,000	$3,084,605	$3,080,554
Sponsor subordinated note	413	18	14	15
Investment in affiliated funds	85,589	96,668	74,552	80,654
Total investments	$3,906,977	$3,900,686	$3,159,171	$3,161,223

The table below describes investments by industry composition based on fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025(1)	December 31, 2024
Aerospace and defense	2.2%	2.1%
Air freight and logistics	0.6%	0.7%
Auto components	2.8%	3.6%
Building products	0.5%	0.5%
Chemicals	2.5%	1.3%
Commercial services and supplies	3.7%	3.7%
Construction and engineering	4.7%	3.4%
Containers and packaging	2.7%	2.6%
Distributors	0.1%	0.1%
Diversified consumer services	6.5%	6.0%
Diversified telecommunication services	0.2%	0.2%
Electrical equipment	1.5%	1.6%
Electronic equipment, instruments and components	1.1%	0.1%
Food and staples retailing	1.5%	1.5%
Food products	2.1%	2.1%
Gas utilities	—%	—%
Health care equipment and supplies	3.6%	2.9%
Health care providers and services	23.7%	24.9%
Health care technology	1.3%	1.2%
Household durables	3.7%	4.3%
Industrial conglomerates	0.4%	0.5%
Insurance	0.5%	0.3%
Interactive media and services	0.5%	0.7%
Internet and direct marketing retail	0.6%	0.7%
IT services	2.4%	1.8%
Leisure equipment and products	0.2%	0.2%
Leisure products	—%	—%
Life sciences tools and services	1.4%	1.4%
Machinery	3.5%	4.1%
Media	8.0%	9.2%
Metals and mining	—%	0.1%
Multiline Retail	1.5%	1.6%
Multisector holdings	2.5%	2.6%
Pharmaceuticals	—%	—%

	September 30, 2025(1)	December 31, 2024
Personal products	—%	—%
Professional services	1.0%	1.1%
Real estate management and development	0.1%	0.1%
Semiconductors and semiconductor equipment	—%	—%
Software	2.5%	2.8%
Specialty retail	0.5%	0.5%
Textiles, apparel and luxury goods	0.8%	1.1%
Trading companies and distributors	8.5%	8.3%
Water utilities	0.1%	0.1%
Total	100.0%	100.0%
(1)Certain industries round to less than 0.1%
As of September 30, 2025, approximately 100.0% of our investments were based in the United States and approximately 0.0% were based in Canada. As of December 31, 2024, approximately 100.0% of our investments were based in the United States and approximately 0.0% were based in Canada.
The weighted average yields and interest rates of our funded debt investments as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Weighted average total yield of funded debt investments at cost (1)	9.6%	10.1%
Weighted average total yield of funded debt investments at fair value(1)	9.6%	10.1%
Weighted average spread over reference rates of all floating rate funded debt investments	5.4%	5.6%
(1)Calculated using actual interest rates in effect as of September 30, 2025 and December 31, 2024 based on borrower elections.
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
The following table shows the composition of our debt investments on the A to F rating scale as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$—	—	$—	—
B	3,737,132	98.2%	3,037,796	98.6%
C	51,477	1.4%	29,483	0.9%
D	6,414	0.2%	8,179	0.3%
E	8,994	0.2%	5,111	0.2%
F	—	—	—	—
Total	$3,804,017	100.0%	$3,080,569	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,816,060	99.9%	$3,078,161	99.8%
Non-accrual	5,328	0.1%	6,458	0.2%
Total	$3,821,388	100.0%	$3,084,619	100.0%
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

Results of Operations
The following table represents the operating results for the three and nine months ended September 30, 2025 and 2024:

(Amounts in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Total investment income	$103,744	$80,244	$288,552	$192,725
Less: expenses and taxes	52,078	41,589	147,988	95,431
Net investment income (loss)	51,666	38,655	140,564	97,294
Net realized gain (loss)	255	874	1,055	1,153
Net change in unrealized gain (loss)	(11,700)	(42)	(8,685)	(2)
Net increase (decrease) in net assets resulting from operations	$40,221	$39,487	$132,934	$98,445
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income for the three and nine months ended September 30, 2025 and 2024, were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Interest	$100,451	$78,485	$280,234	$186,072
Payment-in-kind interest	1,232	478	3,476	1,756
Other	2,061	1,281	4,842	4,897
Total investment income	$103,744	$80,244	$288,552	$192,725

Increases in interest and other investment income were driven by deployment of capital and an increase in investment activity. Total investments as of September 30, 2025 were $3.9 billion as compared to $2.8 billion as of September 30, 2024.

Expenses
Expenses for the three and nine months ended September 30, 2025, and 2024, were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Interest	$34,939	$28,603	$99,497	$63,730
Income incentive fees	7,388	5,545	20,192	13,936
Capital gains incentive fees	(277)	115	—	169
Management fees	6,284	4,150	16,786	10,234
Other	764	772	3,065	1,390
Professional fees	929	858	2,052	1,943
Offering costs	523	326	1,621	1,042
Administrative fees	248	489	1,078	1,084
Accounting fees	284	139	712	449
Insurance fees	122	144	387	605
Trustees' fees	59	62	175	152
Distribution and shareholder servicing fees:
Class S	470	157	1,101	368
Class D	2	1	4	2
Total expenses	$51,735	$41,361	$146,670	$95,104
Distribution and shareholder servicing fees waived
Class S	(138)	(111)	(324)	(260)
Class D	(2)	—	(4)	—
Net expenses	$51,595	$41,250	$146,342	$94,844
Increases in interest and other expenses were driven by the Company’s continued deployment of capital, elevated interest rates and an increase in investment activity and leverage.
Increases in incentive fees are correlated to an increase in results from operations. For the three and nine months ended September 30, 2025, there were net increases in net assets resulting from operations of $40.2 million and $132.9 million, driving the increase in incentive fees, compared to the three and nine months ended September 30, 2024, there were net increases in net assets resulting from operations of $39.5 million and $98.4 million. Increases in management fees were driven by the increase in net assets during the periods presented. The increase in net assets was primarily driven by net capital activity.

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
For the three and nine months ended September 30, 2025, the Administrator charged approximately $248,000 and $1.1 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the three and nine months ended September 30, 2024, the Administrator charged approximately $489,000 and $1.1 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

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
Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the three and nine months ended September 30, 2025 and 2024, we did not accrue U.S. federal excise tax.

We conduct certain activities through our wholly-owned subsidiaries, Twin Brook Equity XVIII Corp., and Twin Brook Equity XXXIII Corp., both of which are Delaware corporations. They are treated as corporations for United States federal income tax purposes and are subject to U.S. federal, state or local income tax. For the three and nine months ended September 30, 2025, the Company accrued $236,000 and $399,000 current federal tax. For the three and nine months ended September 30, 2024, the Company accrued $2,000 and $34,000 current federal tax. For the three and nine months ended September 30, 2025 and 2024, the Company accrued approximately $247,000, $1.2 million, $337,000, and $553,000, respectively, of deferred federal tax related to the corporations, which is included in “deferred federal tax provision” on the consolidated statements of operations. On December 23, 2024, Twin Brook Equity XVIII Corp. was merged with and into its direct parent, Twin Brook Equity XXXIII Corp., with Twin Brook Equity XXXIII Corp. continuing as the surviving entity.
Net Change in Unrealized Gains (Losses) on Investment Transactions
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2025 and 2024, net unrealized gains (losses) on our investment transactions were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Non-controlled, non-affiliated investments	(11,252)	(441)	$(13,320)	$(1,527)
Non-controlled, affiliated investments	168	1,790	4,977	2,879
Interest rate swaps and options	(630)	(1,387)	(304)	(1,387)
Foreign currency forward contracts	14	(4)	(38)	33
Net change in unrealized gain (loss) on investment transactions	$(11,700)	$(42)	$(8,685)	$(2)

For the three months ended September 30, 2025, the net unrealized losses from non-affiliated investments were primarily driven by increased market volatility, offset by unrealized gains driven on equity investments held through our interest in the affiliated funds, Twin Brook Equity Holdings, LLC and Twin Brook Segregated Equity Holdings, LLC. The unrealized loss on interest rate swaps and options represents the unrealized losses on interest rate options from changes in SOFR.

Net Realized Gains (Losses) on Investment Transactions
The realized gains and losses on fully and partially exited portfolio companies during the three and nine months ended September 30, 2025 and 2024, were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Non-controlled, non-affiliated investments	$(175)	$369	$(125)	$599
Non-controlled, affiliated investments	466	514	1,180	549
Foreign currency forward contracts	(36)	(9)	—	5
Net realized gain (loss) on investments	$255	$874	$1,055	$1,153
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
We may from time to time increase the size of our existing credit facilities. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As market conditions permit and at the discretion of our Adviser, we currently estimate that our portfolio will be approximately 1.00-1.10x levered consistent with our target leverage profile of 0.90x – 1.25x. There were $1.9 billion outstanding borrowings as of September 30, 2025. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of September 30, 2025, taken together with our available debt capacity of $541.5 million, is expected to be sufficient for our investing activities and to conduct our operations.
As of September 30, 2025 we had $152.5 million in cash. During the nine months ended September 30, 2025, we used $606.3 million in cash for operating activities, primarily as a result of funding portfolio investments of $1,169.3 million and partially offset by other operating activities of $563.0 million. Net cash provided by financing activities was $597.7 million during the period, primarily the result of proceeds from the issuance of common shares and debt borrowings.
Equity
As of September 30, 2025, the Company had 84,687,951 shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	6,861,291	$173,583	18,492,888	$467,743
Share transfers between classes	—	—	9,899	251
Distributions reinvested	465,967	11,803	1,232,284	31,183
Repurchased shares, net of early repurchase reduction	(249,741)	(6,315)	(1,743,574)	(44,043)
Net increase (decrease)	7,077,517	$179,071	17,991,497	$455,134

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	1,836,375	$46,458	5,504,034	$139,191
Share transfers between classes	—	—	(6,911)	(175)
Distributions reinvested	101,366	2,576	248,387	6,294
Repurchased shares, net of early repurchase reduction	—	1	(7,143)	(174)
Net increase (decrease)	1,937,741	$49,035	5,738,367	$145,136

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	17,339	$439	41,331	$1,046
Share transfers between classes	—	—	(2,989)	(76)
Distributions reinvested	844	21	2,128	53
Repurchased shares, net of early repurchase reduction	—	—	(7,597)	(192)
Net increase (decrease)	18,183	$460	32,873	$831

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	4,537,474	$115,538	21,721,263	$551,935
Share transfers between classes	—	—	19,456	495
Distributions reinvested	297,399	7,572	654,113	16,653
Repurchased shares, net of early repurchase reduction	(38,837)	(970)	(58,376)	(1,457)
Net increase (decrease)	4,796,036	$122,140	22,336,456	$567,626

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	487,599	$12,415	1,803,868	$45,879
Share transfers between classes	—	—	(4,112)	(105)
Distributions reinvested	44,407	1,131	103,964	2,645
Net increase (decrease)	532,006	$13,546	1,903,720	$48,419

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	15,317	$390	45,623	$1,160
Share transfers between classes	—	—	(15,344)	(390)
Distributions reinvested	519	13	1,913	49
Net increase (decrease)	15,836	$403	32,192	$819

Net Asset Value per Share and Offering Price
The Company determines net asset value (“NAV”) for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for the common shares during the nine months ended September 30, 2025:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$25.28	$25.28	$25.28
February 28, 2025	$25.28	$25.28	$25.28
March 31, 2025	$25.29	$25.29	$25.29
April 30, 2025	$25.30	$25.30	$25.30
May 31, 2025	$25.29	$25.29	$25.29
June 30, 2025	$25.31	$25.31	$25.31
July 31, 2025	$25.29	$25.29	$25.29
August 31, 2025	$25.30	$25.30	$25.30
September 30, 2025	$25.15	$25.15	$25.15

Dividends
We plan to make monthly dividends at the Board’s discretion. The following tables reflect dividends declared on common shares during the nine months ended September 30, 2025.

For the Nine Months Ended September 30, 2025
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$13,438
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$13,365
March 28, 2025	March 31, 2025	April 28, 2025	$0.2200	$13,788
April 27, 2025	April 30, 2025	May 28, 2025	$0.2200	$14,121
May 28, 2025	May 31, 2025	June 26, 2025	$0.2200	$14,580
June 27, 2025	June 30, 2025	July 29, 2025	$0.2200	$14,969
July 28, 2025	July 31, 2025	August 29, 2025	$0.2200	$15,479
August 28, 2025	August 31, 2025	September 30, 2025	$0.2200	$16,136
September 27, 2025	September 30, 2025	October 31, 2025	$0.2200	$16,525

For the Nine Months Ended September 30, 2025
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2171	$933
February 25, 2025	February 28, 2025	March 27, 2025	$0.2084	$969
March 28, 2025	March 31, 2025	April 28, 2025	$0.2071	$1,159
April 27, 2025	April 30, 2025	May 28, 2025	$0.2075	$1,307
May 28, 2025	May 31, 2025	June 26, 2025	$0.2071	$1,467
June 27, 2025	June 30, 2025	July 29, 2025	$0.2075	$1,563
July 28, 2025	July 31, 2025	August 29, 2025	$0.2071	$1,691
August 28, 2025	August 31, 2025	September 30, 2025	$0.2071	$1,843
September 27, 2025	September 30, 2025	October 31, 2025	$0.2075	$1,965

For the Nine Months Ended September 30, 2025
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$16
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$17
March 28, 2025	March 31, 2025	April 28, 2025	$0.2200	$17
April 27, 2025	April 30, 2025	May 28, 2025	$0.2200	$17
May 28, 2025	May 31, 2025	June 26, 2025	$0.2200	$19
June 27, 2025	June 30, 2025	July 29, 2025	$0.2200	$19
July 28, 2025	July 31, 2025	August 29, 2025	$0.2200	$21
August 28, 2025	August 31, 2025	September 30, 2025	$0.2200	$22
September 27, 2025	September 30, 2025	October 31, 2025	$0.2200	$23

The following tables reflect dividends declared on common shares for the nine months ended September 30, 2024:

For the Nine Months Ended September 30, 2024
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2300	$7,355
February 26, 2024	February 29, 2024	March 31, 2024	$0.2300	$7,809
March 28, 2024	March 31, 2024	April 30, 2024	$0.2300	$9,064
April 27, 2024	April 27, 2024	May 31, 2024	$0.2300	$9,566
May 28, 2024	May 28, 2024	June 30, 2024	$0.2300	$9,937
June 27, 2024	June 27, 2024	July 31, 2024	$0.2300	$10,987
July 28, 2024	July 31, 2024	August 31, 2024	$0.2300	$11,247
August 28, 2024	August 31, 2024	September 30, 2024	$0.2400	$12,183
September 27, 2024	September 30, 2024	October 31, 2024	$0.2400	$12,615

For the Nine Months Ended September 30, 2024
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2246	$329
February 26, 2024	February 29, 2024	March 31, 2024	$0.2250	$363
March 28, 2024	March 31, 2024	April 30, 2024	$0.2246	$410
April 27, 2024	April 30, 2024	May 31, 2024	$0.2248	$439
May 28, 2024	May 31, 2024	June 30, 2024	$0.2246	$531
June 27, 2024	June 30, 2024	July 31, 2024	$0.2248	$575
July 28, 2024	July 31, 2024	August 31, 2024	$0.2246	$603
August 28, 2024	August 31, 2024	September 30, 2024	$0.2346	$686
September 27, 2024	September 30, 2024	October 31, 2024	$0.2348	$724

For the Nine Months Ended September 30, 2024
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 29, 2024	$0.2246	$3
February 26, 2024	February 29, 2024	March 31, 2024	$0.2250	$11
March 28, 2024	March 31, 2024	April 30, 2024	$0.2246	$12
April 27, 2024	April 30, 2024	May 31, 2024	$0.2248	$10
May 28, 2024	May 31, 2024	June 30, 2024	$0.2246	$10
June 27, 2024	June 30, 2024	July 31, 2024	$0.2248	$6
July 28, 2024	July 31, 2024	August 31, 2024	$0.2246	$7
August 28, 2024	August 31, 2024	September 30, 2024	$0.2346	$10
September 27, 2024	September 30, 2024	October 31, 2024	$0.2348	$11

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

All of the dividends declared for the three and nine months ended September 30, 2025 and 2024 and were derived from ordinary income, as determined on a tax basis. Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

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

The following table presents the share repurchases completed during the nine months ended September 30, 2025:

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
January 29, 2025	259,680	0.4%	$25.30	December 31, 2024	$6,564	0
April 25, 2025	1,248,893	1.7%	$25.29	March 31, 2025	$31,530	0
July 28, 2025	249,741	0.3%	$25.31	June 30, 2025	$6,315	0
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction.
(3) All repurchases were satisfied in full.

The following table presents the share repurchases completed during the nine months ended September 30, 2024:

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
January 30, 2024	19,539	0.1%	$25.43	December 31, 2023	$487	0
April 25, 2024	—	—%	$25.40	March 31, 2024	$—	0
July 26, 2024	38,837	—%	$25.45	June 30, 2024	$969	0
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction.
(3) All repurchases were satisfied in full.

Debt
In accordance with the 1940 Act, we can borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations.
For the three and nine months ended September 30, 2025 and 2024, the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Interest expense	$33,529	$27,394	$95,489	$61,097
Amortization of deferred financing costs	1,711	1,209	5,281	2,633
(Gain) loss from interest rate swaps accounted for as hedges and related hedged items
Interest rate swaps	(1,070)	—	(14,766)	—
Hedged items	769		13,493
Total interest expense	$34,939	$28,603	$99,497	$63,730
Average interest rate	6.73%	7.72%	6.76%	7.84%
Average daily borrowings	$1,790,090	$1,299,712	$1,735,364	$960,691

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
From time to time, the Transferor expects to sell and/or contribute certain investments to the MSPV Borrower. Proceeds from the MSPV Credit Facility will be used to finance the origination and acquisition of loans by the MSPV Borrower, including the purchase of such assets from the Transferor. The Company retains a residual interest in assets contributed to or acquired by the MSPV Borrower through its ownership of the MSPV Borrower. The MSPV Borrower is subject to meet financial covenants under the MSPV Credit Facility agreement. As of September 30, 2025 and December 31, 2024, the MSPV Borrower was in compliance with all such covenants.

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

The ASPV Credit Facility is secured by all of the assets of the ASPV Borrower and a pledge of equity interests in the ASPV Borrower. The ASPV Borrower is subject to meet financial covenants under the ASPV Credit Facility agreement. As of September 30, 2025 and December 31, 2024, the ASPV Borrower was in compliance with all such covenants.

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

The Truist Credit Facility is guaranteed by Twin Brook Capital Funding XXXIII, LLC (the “Guarantor”), a direct and wholly owned subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future. The Truist Credit Facility is secured by all assets of the Company and the Guarantor. The Company is subject to financial covenants under the Truist Credit Facility agreement. As of September 30, 2025 and December 31, 2024, the Company was in compliance with all such covenants.

As of September 30, 2025, there are approximately $274.2 million in borrowings outstanding on the ASPV Credit Facility, $363.1 million borrowings outstanding on the MSPV Credit Facility and $146.2 million in borrowings outstanding on the Truist Credit Facility. Borrowings under the Company’s facilities are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of September 30, 2025 and December 31, 2024, the asset coverage ratio was 212.1% and 188.3%, respectively.

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

On June 30, 2025, the Company entered into a Second Supplement to the Master Note Purchase Agreement dated as of March 19, 2024, governing the issuance of $100 million aggregate principal amount of Series C Notes consisting of (i) $25 million aggregate principal amount of 6.05% Series C Senior Notes, Tranche A, due June 30, 2028 (the “Tranche A Notes”), and (ii) $75 million aggregate principal amount of 6.40% Series C Senior Notes, Tranche B, due June 30, 2030 (the “Tranche B Notes,” together with the Tranche A Notes, the “Series C Notes”), to qualified institutional investors in a private placement. The Tranche A Notes and the Tranche B Notes bear interest at a rate equal to 6.05% per annum and 6.40% per annum, respectively. The Series C Notes are guaranteed by Twin Brook Capital Funding XXXIII, LLC, a subsidiary of the Company. All of the Tranche A Notes and the Tranche B Notes were delivered and paid for on June 30, 2025

As of September 30, 2025, the Company was in compliance with all covenants and other requirements of each of the Tranche A Notes, Tranche B Notes, and Tranche C Notes.
Total debt consisted of the following as of September 30, 2025:

	As of September 30, 2025
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value(2)	Assets Pledged as Collateral(3)
ASPV Credit Facility	$500,000	$274,200	$58,956	$274,200	$501,263
MSPV Credit Facility	500,000	363,100	74,273	363,100	707,695
Truist Credit Facility	975,000	146,200	408,259	146,200	2,160,297
Series A Tranche A Notes	90,000	90,000	—	90,384	—
Series A Tranche B Notes	150,000	150,000	—	151,953	—
Series B Tranche A Notes	85,000	85,000	—	86,092	—
Series B Tranche B Notes	25,000	25,000	—	25,000	—
Series B Tranche C Notes	290,000	290,000	—	294,360	—
Series C Tranche A Notes	25,000	25,000	—	25,324	—
Series C Tranche B Notes	75,000	75,000	—	75,078	—
CLO Transaction	369,000	369,000	—	369,000	434,764
Total	$3,084,000	$1,892,500	$541,488	$1,900,691	$3,804,018
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

	As of September 30, 2025
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

As of September 30, 2025 and December 31, 2024, the Company did not have borrowings under Short-Term Financing Transactions with a third party.
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
As of September 30, 2025 and December 31, 2024, we had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate principal amount of $1.011 billion and $821 million, respectively.
We seek to carefully manage our unfunded portfolio company commitments for purposes of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage ratio, to cover any outstanding portfolio company unfunded commitments we are required to fund.
Contractual Obligations
A summary of our contractual payment obligations under our borrowing arrangements as of September 30, 2025 is as follows:

	Payment Due by Period
(Amounts in millions)	Total	Less than 1 year	1-3	3-5	More than 5 years
ASPV Credit Facility	$274.2	$—	$—	$274.2	$—
MSPV Credit Facility	$363.1	$—	$—	$363.1	$—
Truist Credit Facility	$146.2	$—	$—	$146.2	$—
Series A Tranche A Notes	$90.0	$—	$90.0	$—	$—
Series A Tranche B Notes	$150.0	$—	$—	$150.0	$—
CLO Transaction	$369.0	$—	$—	$—	$369.0
Series B Tranche A Notes	$85.0	$—	$—	$85.0	$—
Series B Tranche B Notes	$25.0	$—	$—	$25.0	$—
Series B Tranche C Notes	$290.0	$—	$—	$290.0	$—
Series C Tranche A Notes	$25.0	$—	$—	$25.0	$—
Series C Tranche B Notes	$75.0	$—	$—	$75.0	$—
Total	$1,892.5	$—	$90.0	$1,433.5	$369.0
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
As of September 30, 2025, 99.9% of our debt investments based on fair value in our portfolio were at floating rates. Our credit facilities bear interest at floating rates with no interest rate floor. Our unsecured notes, which bear interest at fixed rates, are hedged by fixed to floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to Term SOFR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$77.1	$23.1	$54.0
Up 100 basis points	$38.3	$11.5	$26.8
Down 100 basis points	$(38.3)	$(11.5)	$(26.8)
Down 200 basis points	$(76.5)	$(23.1)	$(53.4)
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding repurchases of our Common Shares pursuant to a tender offer during the three months ended September 30, 2025 (dollar amounts in thousands, except per share amounts).

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
July 28, 2025	249,741	0.3%	$25.31	June 30, 2025	$6,315	0

(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction.
(3) All repurchases were satisfied in full.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the fiscal quarter ended September 30, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

TPG Twin Brook Capital Income Fund

November 10, 2025	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer
(Principal Executive Officer)

November 10, 2025	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)