Form 10-K
period 2025-12-31
TPG Twin Brook Capital Income Fund
filed 2026-03-16
CIK 1913724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of December 31, 2025, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).
The number of shares of the Registrant’s Common Shares, $0.001 par value per share, outstanding as of March 16, 2026, were 88,674,617 Class I shares, 11,538,574 Class S shares, and 121,881 Class D shares. Common Shares outstanding exclude March 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

Documents incorporated by reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2026 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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
•the impact of changes in law or regulation, including the tariff enactment, tax changes, trade disputes with other countries and the risk of future government shutdowns;
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
•our ability to continue to offer quarterly redemptions, and satisfy redemption requests, pursuant to our share repurchase program, including the impact of any such redemptions on our liquidity;
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
•We may face a breach of our cybersecurity, which could result in adverse consequences to our operations and exposure of confidential information.

•Use of Machine Learning Technologies (as defined herein) by us could lead to the exposure of our data or other adverse effects and increase competitive, operational, legal, and regulatory risk in ways that we cannot predict.
•Changes in laws or regulations governing our business or the businesses of our portfolio companies may adversely affect our business and the businesses of our portfolio companies.

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

PART I - FINANCIAL INFORMATION
Item 1. Business
General
TPG Twin Brook Capital Income Fund (together, with its consolidated subsidiaries, the “Company,” the “Fund,” “TCAP,” “we,” “us,” or “our”) was formed on January 27, 2022 as a Delaware statutory trust.  On September 25, 2024, the Company’s name was changed from “AG Twin Brook Capital Income Fund” to “TPG Twin Brook Capital Income Fund”. We are a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). We are externally managed by the Adviser, who also serves as our administrator (the “Administrator”). The Adviser is an affiliate of TPG Inc. (“TPG”), a leading global alternative asset management firm. We have elected to be treated for federal income tax purposes, and intend to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

TPG believes the Fund’s investment strategy represents a differentiated approach to middle market direct lending and seeks to provide investors with consistent, downside-protected returns. More specifically, TPG believes that the following characteristics distinguish the Fund as a compelling investment opportunity, as the Adviser and the Fund are uniquely situated to benefit from the below noted strategies and wide array of experience of TPG and Twin Brook Capital Partners, LLC (“TPG Twin Brook”), TPG’s middle market direct lending platform. TPG Twin Brook is an indirect wholly owned subsidiary of TPG and maintains dedicated investment, operations, accounting, and treasury capabilities as well as access to TPG’s vast resources in legal, tax, treasury, compliance, accounting, reporting, investor relations, human resources, and operations.

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
•Proprietary Private Equity Sourcing Network. We primarily lend to middle market companies that are owned by private equity firms. TPG Twin Brook has developed deep and long-standing relationships with many private equity firms operating in the middle market space, and in the lower middle market in particular. TPG Twin Brook has reviewed transactions for over 1,037 sponsors and closed transactions with 165 unique sponsors since its inception.
•Selectivity. TPG Twin Brook has screened over 14,379 transactions since the 2015 closing of its first commingled direct lending fund through December 31, 2025. TPG Twin Brook reviews 1,000 to 1,500 middle market lending opportunities per year and has closed on less than 4% of the transactions screened. This deal flow allows TPG Twin Brook to target only those transactions that meet the rigorous structure, price, industry, scale, geographic, environmental, social and governance (“ESG”), and diversification standards.
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
•Prudent Structuring to Preserve Capital. Consistent with our risk-averse underwriting approach, we structure our investments to ensure that we are situated to closely monitor the investment performance and have the appropriate lender protections in place to mitigate risk. We primarily focus on senior secured loans, which are loans at the top of the capital structure, where we have the first lien perfected security interests on all available tangible and intangible assets. We also obtain robust covenant packages with both financial and negative covenants. These structural features differentiate TPG Twin Brook in a market where strong creditor protections like providing revolvers, liens, and covenants, are often sacrificed in order to deploy capital. In addition, TPG Twin Brook’s structuring discipline is reflected in its inception to date weighted average loan-to-value ratio for its clients, which averaged 42% as of December 31, 2025.
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
•Strong Alignment with TPG Credit-affiliated Capital. TPG has structured the Fund such that the Fund and TPG Credit-affiliated capital will generally be aligned, leveraging the same monitoring and risk management capabilities within TPG’s credit platform, and owning the same loans at the same price.

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

We intend to employ leverage within the limitations of the applicable laws and regulations for BDCs (which generally allows us to incur while maintaining an asset coverage ratio of at least 150%). As market conditions permit and at the discretion of our Adviser, we currently estimate that our portfolio will be approximately 1.00-1.10x levered consistent with our target leverage profile of 0.90x - 1.25x. As of December 31, 2025, our asset coverage ratio was 217.8%. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity, and Capital Resources.” Any decision on our part to use leverage will depend upon our assessment of the attractiveness of available investment opportunities in relation to the costs and perceived risks of such leverage. The amount of borrowings and leverage will depend on market conditions and investment opportunities, as well as the types of investments held by us and the liquidity and value of the investments.

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

About TPG

TPG Inc. (“TPG”) (NASDAQ: TPG), is a leading global alternative asset management firm with $303 billion in assets under management as of December 31, 2025. As of December 31, 2025, TPG has over 1,900 full-time employees, comprised of approximately 690 investment and operations professionals, over 1,000 non-investment and fundraising professionals, and more than 200 support staff, located in offices across Asia-Pacific, Europe, the Middle East, and North Africa.
TPG and its affiliates manage a number of pooled investment vehicles that may compete with the Company for investment opportunities. We expect to invest alongside investment funds, accounts and investment vehicles managed by TPG and its affiliates within TPG’s credit platform in certain circumstances where doing so is consistent with our investment strategy, as well as applicable law and SEC staff interpretations. We, our Adviser and TPG have received an exemptive order from the SEC that permits us and certain of our controlled affiliates, subject to certain terms and conditions, to co-invest with other funds managed by the Adviser and TPG in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.
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
The Adviser has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Angelo Gordon & Co., L.P. (“TPG Angelo Gordon”), the direct parent of the Adviser and affiliate of TPG, pursuant to which TPG Angelo Gordon provides the Adviser with experienced investment professionals and access to the resources of Angelo Gordon so as to enable the Adviser to fulfill its obligations under the Investment Management Agreement (as described in further detail below). Through the Resource Sharing Agreement, the Adviser intends to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of TPG Angelo Gordon’s investment professionals, and its wholly-owned subsidiary, TPG Twin Brook. There can be no assurance that TPG Angelo Gordon will perform its obligations under the Resource Sharing Agreement. The

Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on our operations.

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

TPG Angelo Gordon’s lending strategies focus on achieving consistency across economic cycles and are supported by highly experienced teams with broad sourcing networks. TPG Twin Brook’s team team builds on this long-term history in deep credit underwriting. Our objective is to bring TPG Twin Brook’s platform to the non-exchange traded BDC industry.
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
The Investment Team
TPG Twin Brook’s Chicago-based direct lending investment team (the “Investment Team”) provided to our Adviser pursuant to the Resource Sharing Agreement is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. As of December 31, 2025, the Investment Team was comprised of over 75 investment professionals, all of whom dedicate a substantial portion of their time to supporting lending to U.S. middle market companies. In addition, the team has over ten dedicated operations professionals, two of whom have over a decade of experience. The team also has a dedicated Chief Financial Officer, who also serves as our Chief Financial Officer, and dedicated accounting, finance and treasury professionals (in both Chicago and New York). These individuals may have additional responsibilities other than those relating to us, but generally allocate the vast majority of their time in support of our business and our investment objective as a whole. In addition, the Adviser believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
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

The Board of Trustees

Overall responsibility for oversight of the Fund’s activities rests with the Board of Trustees (the “Board”). We have entered into the Investment Management Agreement with the Adviser, pursuant to which the Adviser will manage the Fund on a day-to-day basis. The Board of Trustees is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Fund’s organizational documents and applicable provisions of state and other laws. The Adviser keeps the Board of Trustees well informed as to the Adviser’s activities on our behalf and our investment operations and provides the Board of Trustees with additional information as the Board of Trustees may, from time to time, request. The Board of Trustees is currently composed of four members, three of whom are Independent Trustees who are not “interested persons” of the Fund or the Adviser as defined in the 1940 Act.

Market Opportunity

TPG believes there are many market characteristics that make lending to private equity-backed middle market companies an attractive business for the Fund. On a broad level, TPG believes that the opportunity set for investing in middle market companies is appealing; the market segment that we intend to focus on in sourcing investment opportunities is transaction and target rich, with approximately 200,000 U.S. companies with revenue between $25 and $500 million. We believe this strategy is less correlated with the broader macro-economic environment and therefore regardless of current economic conditions TPG expects there will be a need for the Fund’s capital for the foreseeable future. Furthermore, in TPG’s view, the competitive landscape is favorable – many of the historical providers of financing, including many banking institutions, have either been acquired by other institutions, exited this market segment or are facing ongoing structural and regulatory challenges as a result of the global financial crisis. In addition, the Fund will benefit from the investment team’s extensive historical relationships with the private equity sponsor community. Many of the new lenders in the market do not share this historical experience. The market segment the Fund intends to focus on is less able to access capital via the traditional public debt and equity markets because of the smaller size of their loan demands. Although smaller companies have had access to debt capital from regional and local banks, these banks may have limited lending capacity, fairly conservative underwriting guidelines and very limited loan syndication capabilities. As a direct lender to private equity sponsored middle market companies, the Fund expects to receive a pricing premium versus broadly syndicated loans, as well as more lender friendly legal documentation and ongoing borrower support from sponsors. In many instances, TPG is expected to drive deal documentation and structure, thereby ensuring the presence of covenants and a lender-friendly structure. Finally, TPG believes that expected recovery rates in this market segment are generally higher than those in the broadly syndicated loan market due to more conservative capital structures, more manageable lender groups and more stringent legal documentation.

Over the last several years private equity firms have raised a significant amount of capital. TPG believes private equity firms are poised to deploy meaningful amounts of capital, thus creating ongoing investment opportunities for private lenders. Since the founding of TPG Angelo Gordon’s non-investment grade corporate credit strategy in 1998, TPG Angelo Gordon has frequently analyzed the middle market direct lending space. In the fourth quarter of 2014 TPG Angelo Gordon hired a seasoned Investment Team to establish its middle market direct lending strategy. Since its inception at TPG Angelo Gordon, the team has grown and now comprises more than 135 professionals in its Chicago office. Many of the senior team members previously worked together and have successfully navigated the direct lending markets through multiple credit, economic and interest rate cycles. The Fund’s investment offering brings together an experienced and seasoned direct lending investment team and the strength and breadth of the TPG credit platform. TPG believes that the hiring of this exceptionally qualified and experienced team has enabled TPG Twin Brook to successfully enter the middle market direct lending space and that the Fund is well positioned to capitalize on the target segment’s middle market lending opportunities. Importantly, TPG Twin Brook intends to continue to grow its Chicago-based team as our middle market direct lending platform grows.
Investment Selection and Structuring

Our Adviser anticipates that the majority of our investments will be sourced via TPG Twin Brook’s direct origination strategy of sourcing through private equity sponsors as this is expected to result in investments with more attractive economics and lower credit risk. For example, the Adviser believes the key benefits to a direct origination platform include superior due diligence given greater access to the borrower, preferred allocations, equity investment opportunities, the ability to negotiate stronger credit terms (and therefore more meaningful lender protection and rights) and the opportunity to generate higher fees.

In addition, our Adviser adheres to a detailed underwriting process, screening, evaluating and executing prospective investments in a rigorous manner, beginning with an initial screen of a new investment opportunity to ensure that the investment is appropriate for the Fund. The Investment Team members generally have underwriting backgrounds and thus utilize a credit-based approach in analyzing prospective investments. Should a potential investment pass the initial screen the next step includes engaging underwriting resources for a due diligence review—this review will typically include an on-site meeting with executive management and a thorough review of all diligence material. If the information attained during the review provides support for the transaction, then a transaction summary of the opportunity is presented to the

Investment Committee. Initial screening may be conducted by a subset of the Investment Committee. Upon approval of an opportunity through the transaction summary review process, a term sheet is issued to the private equity group(s) involved in the auction process. Once the private equity group(s) sign off on the term sheet terms, then the due diligence team proceeds to a full underwriting review – this review will include third-party accounting and insurance reviews, as well as environmental reviews, including but not limited to disposal of waste, land usage and clean water, where relevant – and executive background checks (other documentation such as third-party market studies might also be requested). This third-party information will be reviewed, and follow up meetings with management will take place to answer any additional diligence questions raised by review of the third-party sources. We recognize that a range of ESG issues can impact risk-adjusted returns that we seek and, as such, we consider ESG factors in our investment process alongside other non-ESG factors. Our approach to responsible investing is tailored to reflect the nature of our investment strategy and is integrated into our investment process. The factors we consider and analyze in assessing ESG risk as part of our underwriting process are derived from the Sustainability Accounting Standards Board (SASB) materiality matrix. Once the diligence process is complete, an underwriting approval document is created to highlight what was learned during diligence and to request approval or request changes to the transaction from what was originally approved in the transaction summary. After the underwriting document has received majority approval from the Investment Committee, a commitment letter will typically be issued to the private equity group(s) that have the target company under letter of intent to purchase. At this stage, if both the Investment Team and the prospective client agree upon the specifics in the commitment letter, the deal team will commence the legal documentation and transaction closing process.

Given this very rigorous underwriting process, only a small percentage of the transactions that are screened are expected to be approved and closed. From the build out of the initial Investment Team from October 2014 through December 31, 2025, the team had screened over 14,379 deals from over 1,037 private equity sponsors and closed on nearly 504 transactions. This represents less than 4% of total deals screened; the Investment Team anticipates remaining highly selective in terms of transactions going forward. In this process, the Fund and the Adviser will leverage the collective knowledge and resources of the Investment Team, TPG Twin Brook and TPG Angelo Gordon.

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

Under applicable law, the TPG Transaction resulted in an assignment and automatic termination of the amended and restated investment management agreement, dated September 6, 2023, between the Company and the Adviser (the “Prior Investment Management Agreement”). In connection with the TPG Transaction, on November 1, 2023, the Company amended and restated the Prior Investment Management Agreement, on terms identical to the Prior Investment Management Agreement. The Fund’s shareholders approved such investment management agreement at a special meeting of shareholders of the Fund held on September 26, 2023. The Fund’s investment objective remained unchanged as a result of the TPG Transaction.
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

In addition, in the absence of exemptive relief granted for each investment by the SEC, we may not be permitted to invest in securities of an issuer where entities advised by TPG Angelo Gordon have invested in different securities of that issuer.

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

Co-Investment Relief

The Company has in the past co-invested, and in the future will co-invest with certain affiliates of the Adviser. On May 30, 2025, the Adviser and certain of our affiliates were granted a new order for exemptive relief (the “Order”) that superseded a prior order for exemptive relief from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where an affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.

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

The Adviser voluntarily agreed to pay (1) up to 0.60% of the shareholder servicing and/or distribution fee on Class S shares sold for a one-year period ended October 1, 2024 and (2) up to 0.25% of the shareholder servicing and/or distribution fee on Class S shares sold beginning October 1, 2024 through September 30, 2025. The Adviser voluntarily agreed to pay up to 0.25% of the shareholder servicing and/or distribution fee for the period between December 1, 2024 through September 30, 2025, on Class D shares sold.

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

Under our share repurchase plan, to the extent we offer to repurchase shares in a particular quarter, we expect to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the particular quarter, except that shares that have not been outstanding for at least one year will be subject to an Early Repurchase Deduction and repurchased at 98% of such NAV. The holding period ends on the one-year anniversary of the subscription closing date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability (as “disabled” is defined in Section 72(m)(7) of the Code) of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders. We may, from time to time, waive the Early Repurchase Deduction in the following circumstances (subject to the conditions described below):
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

The Fund has elected to be treated and intends to qualify each taxable year as a RIC under Subchapter M of the Code.

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

Risks Related to Our Business and Structure

General economic, political and market conditions could adversely affect the performance of our investments and implementation of our investment strategy.
The success of the Fund’s investment strategy and our investment activities will be affected by, and will depend, in part, upon general economic, political and market conditions in the U.S. and global economies, such as interest rates, currency exchange rates, availability of credit, credit defaults, inflation rates, economic uncertainty, as well as by changes in applicable laws and regulations (including laws relating to taxation of our investments), trade barriers, currency exchange controls, asset re-investment, resource self-sufficiency and national and international political and socioeconomic circumstances in respect of the countries in which the Fund may invest. These factors may affect the level and volatility of securities prices and the liquidity of the Fund’s portfolio investments, which could impair the Fund’s profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect the Fund’s investment opportunities and the value of the Fund’s investments and prolonged disruption may prevent the Fund from advantageously realizing or disposing of portfolio investments. Periods of elevated inflation and high interest rates, such as those experienced in recent years, can contribute to significant volatility in debt and equity markets. We may maintain substantial trading positions that can be adversely affected by the level of volatility in the financial markets; the larger the positions, the greater the potential for loss. Declines in the performance of national economies or the credit markets in certain jurisdictions have had a negative impact on general economic and market conditions globally, and as a result, could have a material adverse effect on our business, financial condition and results of operations. See “Risks Related to our Investments - Economic recessions or downturns could impair our portfolio companies and adversely affect our operating results.”

Uncertainty and volatility in the financial markets and political systems of the United States, the United Kingdom and other countries may have adverse spill-over effects into the global financial markets generally. New legislative and regulatory initiatives and/or the roll-back of certain initiatives of previous administrations may impact our business and our portfolio companies’ businesses in unpredictable ways. Moreover, a recession, slowdown and/or a sustained downturn in the U.S. or global economy (or any particular segment thereof) will have a pronounced impact on the Fund and could adversely affect the Fund’s profitability, impede the ability of the Fund’s portfolio companies to perform under or refinance their existing obligations, and impair the Fund’s ability to effectively deploy its capital or realize upon portfolio investments on favorable terms and may have an adverse impact on the business and operations of the Fund. Any of the foregoing events could result in substantial or total losses to the Fund in respect of certain or all portfolio investments, which losses will likely be exacerbated by the presence of leverage in the Fund’s capital structure. An economic downturn could adversely affect the financial resources of the Fund’s portfolio companies and their ability to make principal and interest payments on, or refinance, outstanding debt when due. In the event of such defaults, whereby portfolio companies default under the Fund’s loans to them, the Fund could lose both invested capital in, and anticipated profits from, the affected portfolio companies. Such marketplace events may also impact the availability and terms of financing for leveraged transactions. Private equity investors have recently been required to finance transactions with a greater proportion of equity relative to prior periods and the terms of debt financing are significantly less flexible for borrowers compared to prior periods. In addition, volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness, if any, or obtain new indebtedness with similar or favorable terms and any failure to do so could have a material adverse effect on our business. These developments may impair the Fund’s ability to consummate transactions and may cause the Fund to enter into transactions on less attractive terms than those executed by other TPG funds.

Further, the Adviser’s financial condition may be adversely affected by a significant general economic downturn or difficult conditions in the capital markets and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Adviser’s businesses and operations (including those of the Fund).

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

General interest rate fluctuations may have a substantial negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income. In an effort to combat inflation, the U.S. Federal Reserve (“Federal Reserve”) increased interest rates throughout 2022 and 2023 before it cut interest rates multiple times in 2024 and 2025. It is possible that the Federal Reserve could increase interest rates in 2026 if levels of inflation exceed certain levels in the United States.
Because we may borrow money and issue debt securities or preferred shares to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred shares and the rate at which we invest these funds. In this period of elevated interest rates, our interest income will increase if the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, if the majority of our indebtedness bears interest at fixed rates, with the net impact being an increase to our net investment income. Conversely, if interest rates decrease (which has been the trend for the past year) we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, TPG and its affiliates have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate exposure to adverse fluctuations in interest rates, and the Fund may do so in the future. However, we cannot assure shareholders that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
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

Ongoing armed conflicts, such as between Russia and Ukraine and Israel and Hamas, including recent escalations of the conflict in the Middle East and Southwest Asia, and continued and escalating political unrest in various other countries around the globe may have a material adverse impact on us and our portfolio companies.

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, recent escalation of conflict in the Middle East and Southwest Asia and continued political and social unrest in various countries, such as Venezuela and Mexico, which have led, are currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. Most recently, on February 28, 2026, the United States and Israel launched a major assault on Iran with the stated aim of toppling the regime in Tehran, triggering regional Iranian retaliation across the Gulf, including attacks against targets in Qatar, the United Arab Emirates (UAE), Kuwait, Bahrain and Saudi Arabia. An escalation in this or other global conflicts may have a material adverse impact on the Fund, its portfolio companies and the market generally, including as a result of intense regional and global military and/or economic retaliation, major maritime disruptions in the Strait of Hormuz, and large-scale cyber warfare.

Consider, for example, responses to the ongoing Russia-Ukraine conflict – the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in Southwest Asia, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of conflict in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of conflict in the Middle East and Southwest Asia and subsequent sanctions or related actions, may lead to increased volume and price volatility. The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, to the extent that we, our portfolio companies, third party service providers, investors, or related customer bases have material operations or assets in such conflict zones, they may be materially adversely affected.
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
We may face a breach of our cybersecurity, which could result in adverse consequences to our operations and exposure of confidential information.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. TPG Angelo Gordon and its affiliates and portfolio companies’ and service providers’ information and technology systems may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, or usage errors by their respective professionals or service providers. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to shareholders (and their beneficial owners) and material non-public information. Although TPG Angelo Gordon has implemented, and portfolio companies and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. TPG Angelo Gordon does not control the cybersecurity plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to TPG Angelo Gordon, its affiliates, the Fund, the shareholders and/or a portfolio company, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in TPG Angelo Gordon’s, its affiliates’, the Fund’s and/or a portfolio company’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders (and their beneficial owners), material non-public information and the intellectual property and trade secrets and other sensitive information of TPG Angelo Gordon and/or portfolio companies. TPG Angelo Gordon, the Fund and/or a portfolio company could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance.

Rapidly developing and changing data security and privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.

Cybersecurity, privacy and data protection have become a top priority for regulators in the United States and around the world and many jurisdictions in which we operate have enacted applicable laws and regulation. We and our funds’ portfolio companies are subject to various risks and costs associated with the collection, storage, transmission and other processing of personal data. This personal data is wide ranging and relates to our shareholders, employees, contractors and other counterparties and third parties. Data security and privacy compliance obligations to which we are subject impose compliance costs on us, which could increase significantly as laws and regulations evolve. Our compliance obligations include, but are not limited to, those relating to U.S. laws and regulations, including, without limitation, state regulations such as the CPRA, which provides for enhanced consumer protections for California residents, a private right of action for data breaches and statutory fines and damages for data breaches or other California Consumer Privacy Act (“CCPA”) violations, as well as a requirement of “reasonable” cybersecurity. At the U.S. federal level, the SEC has adopted amendments to Regulation S-P that took effect December 3, 2025. These amendments impose operationally challenging notification requirements and obligations to implement written policies and procedures to govern oversight of service providers that will likely increase associated compliance costs.

Our compliance obligations also include those relating to foreign data collection and privacy laws, including, for example, the GDPR and U.K. Data Protection Act, as well as laws in many other jurisdictions globally. Global laws in this area are rapidly increasing in the scale and depth of their requirements and are also often extra-territorial in nature. In addition, a wide range of regulators and private actors are seeking to enforce these laws across regions and borders. Furthermore, we frequently have privacy compliance requirements as a result of our contractual obligations with counterparties. These legal, regulatory and contractual obligations heighten our data protection and privacy obligations in the ordinary course of conducting our business in the U.S. Any inability, or perceived inability, by us or our funds’

portfolio companies to adequately address data protection or privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant legal, regulatory and third-party liability, increased costs, disruption of our and our funds’ portfolio companies’ business and operations, and a loss of client (including investor) confidence and other reputational damage.

Many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements. For example, the SEC’s stated 2026 examination priorities included an intended focus on adviser’s policies and procedures related to information security and operational risks in the safeguarding of customer records and information. As new data protection and privacy-related laws and regulations are implemented, the time and resources needed for us and our funds’ portfolio companies to comply with such laws and regulations continues to increase and become a significant compliance workstream.
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
Our business faces increasing public scrutiny related to sustainability activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering sustainability factors in our investment processes. Adverse incidents with respect to sustainability activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. At the same time, some stakeholders and regulators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives. This divergence increases the risk that any action or lack thereof with respect to sustainability matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. Regional and investor-specific sentiment may differ in what constitutes a material positive or negative sustainability factor. There is no guarantee that our sustainability practices will uniformly fit every investor’s definition of best practices for all sustainability considerations across geographies and investor types. Additionally, new regulatory initiatives related to sustainability could adversely affect our business. More recently, anti-ESG sentiment has gained momentum in the United States, with the Federal government and many states having enacted or proposed "anti-ESG" policies, legislation or issue related legal opinions. These and other rapidly changing, and sometimes conflicting, laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, may create challenges for us, including our compliance and ethics programs, may alter the environment in which we do business and may increase the ongoing costs of compliance, which could adversely impact our results of operations and cash flows. If we are unable to adequately address such climate and sustainability matters or we fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.
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

Recent technological advances in artificial intelligence, including machine learning technology (“Machine Learning Technology”), pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. We and the Adviser are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology and its applications continue to develop rapidly, and we cannot predict the risks that may arise from such developments. The full extent of current or future risks related thereto is not possible to predict and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. Machine Learning Technologies could significantly disrupt the business models, investment strategies, operational processes, and markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, which could have a material adverse effect on our business, financial condition and results of operations.

Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. This could reduce the effectiveness of Machine Learning Technology and adversely impact us and our operations to the extent we rely on the work product of such Machine Learning Technology in such operations. The volume and reliance on data and algorithms also make Machine Learning Technology, and in turn us and our portfolio companies and investments, more susceptible to cybersecurity threats, including the compromise of underlying models, training data, or other intellectual property. We, our funds, our portfolio companies and our funds’ investments could be exposed to risks to the extent third-party service providers, or any counterparties use Machine Learning Technology in their business activities.

Changes in laws or regulations governing our business or the businesses of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business and the businesses of our portfolio companies.

We and our portfolio companies are subject to laws and regulations at the U.S. federal, state and local levels and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business or the business of our portfolio companies. Changes in regulation or regulatory interpretations could increase the costs and risks to which we are subject. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. The Adviser is a registered investment adviser and, as such, is subject to the provision of the Advisers Act, the rules adopted thereunder and the SEC or SEC staff interpretations thereof, all of which are subject to change. Unpublished or changing SEC staff interpretations could contradict the advice of our outside counsel, which could expose us and the Adviser to regulatory scrutiny. There can be no assurance that we and our affiliates will avoid regulatory investigations or enforcement actions. In addition, there is significant uncertainty regarding recently enacted legislation and the regulations that have recently been adopted and future regulations that may or may not be adopted pursuant to such legislation and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.

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
Our Board of Trustees may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board of Trustees, to impose advance notice bylaw provisions for Trustee nominations or for shareholder proposals, to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature. However, our Declaration of Trust provides that shareholders are entitled to vote upon a proposed amendment to the Declaration of Trust if the amendment would adversely affect the rights of shareholders. Any such amendment must be approved by the holders of more than fifty percent (50%) of the outstanding shares of the Company entitled to vote thereon.

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
We may participate in certain transactions originated by the Adviser or its affiliates under our exemptive relief from the SEC that allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in policies and procedures approved by the Board) the Adviser may not have the opportunity to cause us to participate. See “Co-Investment Relief” above.
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
In addition, following the TPG acquisition of TPG Angelo Gordon, an information barrier was created between the historical TPG business and TPG Angelo Gordon, including the Adviser. While information barriers are designed to restrict the flow of information between certain businesses, such barriers may be breached, inadvertently or otherwise, including with respect to information regarding certain investment opportunities, deal pipelines and strategy, which could result in greater restrictions to our and other TPG Angelo Gordon funds’ investment activities.

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
We have obtained exemptive relief from the SEC that allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in policies and procedures approved by the Board of Trustees) the Adviser may not have the opportunity to cause us to participate. See “Co-Investment Relief” above.

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

Conversely, in a period of declining interest rates, which has happened more recently, the probability that loans will be prepaid increases as borrowers tend to refinance their debt to reduce their borrowing costs. In such periods, there is a risk that we might not be able to invest in new loans on the same terms, or at all. If we cannot invest in new loans on terms that are the same or better than the investments that are repaid, our operations and financial conditions could be adversely affected. In addition, falling interest rates could lead to loans generating lower returns for the same level of risk. We could therefore need to invest in riskier loans to achieve the same level of returns.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
The Company’s business is highly dependent on the communications and information systems of the Adviser, its affiliates and third-party service providers. The Adviser is an affiliate of TPG, a leading global alternative asset management firm. We, in conjunction with the Adviser and its affiliates, have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. These processes include risk assessments of internal and external threats to the confidentiality, integrity and availability of the Company’s data and systems along with other material risks to its operations. These risk assessments inform our cybersecurity program and the continued development of a layered set of controls aimed at preventing, detecting, and responding to threats. TPG’s administrative, organizational, technical and physical security controls include, but are not limited to, policies and procedures, system hardening vulnerability scanning, and patching, employee training and awareness, third-party risk management processes, backup and recovery processes, access controls, data encryption in transit and at rest, network perimeter controls, and identity verification. When we engage service providers who will have access to sensitive data or TPG's systems and facilities, TPG's cybersecurity team assesses each service provider’s administrative and technical security controls. In addition, as appropriate, the Company seeks to include provisions in its service provider agreements that address its and TPG's requirements as well as industry best practices related to data and cybersecurity, as well as the rights of the Company and TPG to assess, monitor, audit and test such service providers’ cybersecurity programs and practices.
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
Governance
Our Board of Trustees holds oversight responsibility over the Company’s strategy and risk management processes employed by the Adviser, including material risks related to cybersecurity threats. This oversight is executed directly by the Board of Trustees and through its committees. The Board of Trustees regularly engages in discussions with management regarding the Adviser’s risk assessment and risk management policies. In addition, the Audit Committee of our Board of Trustees (the “Audit Committee”) oversees the management of systemic risks, including cybersecurity. The Audit Committee is briefed on the Adviser’s information security program and cybersecurity risks at least once each year and as needed in connection with any potentially material cybersecurity incidents. TPG’s Chief Information Security Officer (“CISO”) reports periodically to the Audit Committee, and such report may address overall assessment of the

Company’s compliance with this and other cybersecurity policies, including topics such as risk assessment, risk management and control decisions, service provider arrangements, test results, security incidents and responses, and recommendations for changes and updates to policies and procedures.
As an externally managed company, we rely on the Adviser and its affiliates’ information systems in connection with our day-to-day operations. Consequently, we also rely on the processes for assessing, identifying, and managing material risks from cybersecurity threats undertaken by TPG. TPG has established an Enterprise Risk Committee (“ERC”) to manage overall risk across the organization including cybersecurity risks identified by TPG's cybersecurity team; the ERC includes representatives from relevant functions and is led by TPG’s Chief Executive Officer. TPG has also established an Operational Risk Committee (“ORC”) which is responsible for applying the policy decisions of the ERC. Operational responsibility for ensuring the adequacy and effectiveness of the Adviser’s risk management, control and governance processes is assigned to the CISO, who periodically reports, among other things, potentially material cybersecurity incidents to the ORC and reports to the ERC at least annually. TPG's cybersecurity team also regularly coordinates with other key stakeholders within the organization, including compliance, human resources, internal audit and legal. The CISO leads TPG’s cybersecurity team, which is responsible for implementing, maintaining and enforcing our cybersecurity program. TPG's CISO previously held various leadership roles within the Technology Risk department of one of the world's largest banking institutions over a 17-year period. TPG has informed us that the CISO holds a Bachelor of Science in Electrical Engineering and Mathematics from the University of Texas at Arlington and is a Certified Information Systems Security Professional (CISSP). TPG's cybersecurity team possesses a variety of cybersecurity skill sets and extensive expertise obtained through decades of experience, numerous industry certifications, and advanced degrees. TPG's cybersecurity team continues to take steps to maintain up-to-date knowledge of evolving cybersecurity threats and countermeasures.
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

We are conducting a continuous offering of three classes of Common Shares of beneficial interest: Class S shares, Class I shares and Class D shares. The share classes have different ongoing shareholder servicing fees. Other than the differences in ongoing stockholder servicing fees, each class of Common Shares has the same economics and voting rights. Our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares.

As of February 28, 2026, there were 3,359 holders of record of our Class I shares, 2,104 holders of our Class S shares, and 55 holders of our Class D shares.

Common Shares outstanding exclude March 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

The following tables reflect dividends declared for each share class for the year ended December 31, 2025.

Year Ended December 31, 2025
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$13,438
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$13,365
March 28, 2025	March 31, 2025	April 28, 2025	$0.2200	$13,788
April 27, 2025	April 30, 2025	May 28, 2025	$0.2200	$14,121
May 28, 2025	May 31, 2025	June 26, 2025	$0.2200	$14,580
June 27, 2025	June 30, 2025	July 29, 2025	$0.2200	$14,969
July 28, 2025	July 31, 2025	August 29, 2025	$0.2200	$15,479
August 28, 2025	August 31, 2025	September 30, 2025	$0.2200	$16,136
September 27, 2025	September 30, 2025	October 31, 2025	$0.2200	$16,525
October 23, 2025	October 31, 2025	November 28, 2025	$0.2200	$16,854
November 26, 2025	November 30, 2025	December 31, 2025	$0.2100	$16,460
December 29, 2025	December 31, 2025	January 30, 2026	$0.2000	$16,933

Year Ended December 31, 2025
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2171	$933
February 25, 2025	February 28, 2025	March 27, 2025	$0.2084	$969
March 28, 2025	March 31, 2025	April 28, 2025	$0.2071	$1,159
April 27, 2025	April 30, 2025	May 28, 2025	$0.2075	$1,307
May 28, 2025	May 31, 2025	June 26, 2025	$0.2071	$1,467
June 27, 2025	June 30, 2025	July 29, 2025	$0.2075	$1,563
July 28, 2025	July 31, 2025	August 29, 2025	$0.2071	$1,691
August 28, 2025	August 31, 2025	September 30, 2025	$0.2071	$1,843
September 27, 2025	September 30, 2025	October 31, 2025	$0.2075	$1,965
October 23, 2025	October 31, 2025	November 28, 2025	$0.2018	$2,020
November 26, 2025	November 30, 2025	December 31, 2025	$0.1924	$2,020
December 29, 2025	December 31, 2025	January 30, 2026	$0.1818	$2,003

Year Ended December 31, 2025
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$16
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$17
March 28, 2025	March 31, 2025	April 28, 2025	$0.2200	$17
April 27, 2025	April 30, 2025	May 28, 2025	$0.2200	$17
May 28, 2025	May 31, 2025	June 26, 2025	$0.2200	$19
June 27, 2025	June 30, 2025	July 29, 2025	$0.2200	$19
July 28, 2025	July 31, 2025	August 29, 2025	$0.2200	$21
August 28, 2025	August 31, 2025	September 30, 2025	$0.2200	$22
September 27, 2025	September 30, 2025	October 31, 2025	$0.2200	$23
October 23, 2025	October 31, 2025	November 28, 2025	$0.2147	$22
November 26, 2025	November 30, 2025	December 31, 2025	$0.2048	$22
December 29, 2025	December 31, 2025	January 30, 2026	$0.1947	$23

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

The Adviser voluntarily agreed to pay (1) up to 0.60% of the shareholder servicing and/or distribution fee on Class S shares sold for a one-year period ended October 1, 2024 and (2) up to 0.25% of the shareholder servicing and/or distribution fee on Class S shares sold beginning October 1, 2024 through September 30, 2025. The Adviser voluntarily agreed to pay up to 0.25% of the shareholder servicing and/or distribution fee for the period between December 1, 2024 through September 30, 2025, on Class D shares sold.

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

Under the share repurchase plan, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be subject to an Early Repurchase Deduction and repurchased at 98% of such NAV. The holding period ends on the one-year anniversary of the subscription closing date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability (as “disabled” is defined in Section 72(m)(7) of the Code) of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders. We may, from time to time, waive the Early Repurchase Deduction in the following circumstances (subject to the conditions described below):
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

The following table sets forth information regarding repurchases of our Common Shares pursuant to a tender offer during the three months ended December 31, 2025 (dollar amounts in thousands, except per share amounts).

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
October 28, 2025	204,639	0.2%	$25.15	September 30, 2025	$5,108	0
December 12, 2025	839,446	0.9%	$25.19	December 31, 2025	$21,115	0

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
Overview
We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Formed as a Delaware statutory trust on January 27, 2022, we are externally managed by the Adviser, an indirect wholly-owned subsidiary of TPG Inc. (“TPG”) (Nasdaq: TPG), a leading global alternative investment firm. Our Adviser is registered as an investment adviser with the SEC.We have elected to be treated and intend to qualify annually as a RIC under the Code.

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
As a BDC, we must invest at least 70% of our assets in “eligible portfolio companies,” generally, U.S. private operating companies (or small U.S. public operating companies with a market capitalization of less than $250 million). As a BDC, we may also invest up to 30% of our portfolio in non-eligible portfolio company investments, such as investments in non-U.S. companies, which may include investments in a “passive foreign investment company.” Because we have elected to be regulated as a BDC, and we have elected to be treated, and intend to qualify annually thereafter, as a RIC under the

Code, our portfolio will also be subject to the diversification and other requirements under the Code. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other funds within TPG’s credit platform. From time to time, we co-invest with other TPG credit funds.
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
Our debt investment portfolio consists of primarily floating rate loans. As of December 31, 2025, approximately 100% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as Term SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.
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
As of December 31, 2025, we had borrowings of $2,025 million outstanding at an average all-in rate of 6.71%, which is included in debt on the consolidated statements of assets and liabilities. As of December 31, 2024, we had borrowings of $1,751.3 million outstanding at an average all-in rate of 7.56%. We incurred approximately $130.1 million of interest and unused commitment fees as of December 31, 2025, respectively, which is included in interest expense on the consolidated statements of operations. The carrying values of borrowings outstanding under the debt facilities approximate fair value. See Note 5 to the consolidated financial statements for information on the Company’s debt.
Portfolio and Investment Activity
As of December 31, 2025, based on fair value, our portfolio consisted of 97.58% first lien senior secured debt investments and 2.42% investments in affiliated funds, that hold our equity co-investments. As of December 31, 2024, based on fair value, our portfolio consisted of 97.45% first lien senior secured debt investments and 2.55% investments in affiliated funds, that hold our equity co-investments.

As of December 31, 2025, we had investments in 265 portfolio companies with an aggregate fair value of $4.3 billion. As of December 31, 2024, we had investments in 234 portfolio companies with an aggregate fair value of $3.2 billion.

Our investment activity for the year ended December 31, 2025 and December 31, 2024 is presented below (information presented herein is at par value unless otherwise indicated).

(Amounts in thousands)	December 31, 2025	December 31, 2024
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$2,122,305	$2,789,994
Sponsor subordinated note	396	—
Investment in affiliated funds	17,557	27,394
Total principal amount of investments committed	$2,140,258	$2,817,388
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(729,063)	$(524,057)
Investment in affiliated funds	(6,243)	(7,017)
Total principal amount of investments sold or repaid	$(735,306)	$(531,074)
New debt investments(1):
New commitments	$1,244,393	$1,610,849
Number of new commitments in new portfolio companies(2)	55	54
Average new commitment amount	$22,625	$29,831
Weighted average term for new commitments (in years)	5.2	5.1
Percentage of new commitments at floating rates	99.9%	100.0%
Percentage of new commitments at fixed rates	—%	—%
(1)Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2)Number of new debt investment commitments represent commitments to a particular portfolio company.
As of December 31, 2025 and December 31, 2024 our investments consisted of the following:

	December 31, 2025		December 31, 2024
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$4,189,885	$4,173,995	$3,084,605	$3,080,554
Sponsor subordinated note	413	59	14	15
Investment in affiliated funds	87,345	103,670	74,552	80,654
Total investments	$4,277,643	$4,277,724	$3,159,171	$3,161,223

The table below describes investments by industry composition based on fair value as of December 31, 2025 and December 31, 2024:

	December 31, 2025(1)	December 31, 2024(1)
Aerospace and defense	2.0%	2.1%
Air freight and logistics	0.5%	0.7%
Auto components	2.7%	3.6%
Building products	0.5%	0.5%
Chemicals	2.3%	1.3%
Commercial services and supplies	3.3%	3.7%
Construction and engineering	4.3%	3.4%
Containers and packaging	2.5%	2.6%
Distributors	—%	0.1%
Diversified consumer services	6.8%	6.0%
Diversified telecommunication services	—%	0.2%
Electrical equipment	1.6%	1.6%
Electronic equipment, instruments and components	1.0%	0.1%
Food and staples retailing	2.1%	1.5%
Food products	2.3%	2.1%
Gas utilities	—%	—%
Health care equipment and supplies	2.7%	2.9%
Health care providers and services	25.2%	24.9%
Health care technology	1.1%	1.2%
Household durables	3.5%	4.3%
Industrial Conglomerates	0.4%	0.5%
Insurance	0.5%	0.3%
Interactive Media & Services	0.5%	0.7%
Internet and direct marketing retail	0.5%	0.7%
IT services	2.9%	1.8%
Leisure equipment and products	0.2%	0.2%
Leisure products	—%	—%
Life sciences tools and services	1.5%	1.4%
Machinery	3.3%	4.1%
Media	7.8%	9.2%
Metals and mining	—%	0.1%
Multiline Retail	1.3%	1.6%
Multisector holdings	2.4%	2.6%
Pharmaceuticals	—%	—%
Personal products	—%	—%
Professional services	0.9%	1.1%
Real estate management and development	0.1%	0.1%
Semiconductors and semiconductor equipment	—%	—%
Software	2.3%	2.8%
Specialty retail	0.6%	0.5%
Textiles, apparel and luxury goods	0.8%	1.1%
Trading companies and distributors	9.5%	8.3%
Water utilities	0.1%	0.1%
Total	100.0%	100.0%
(1) Certain industries round to less than 0.1% as of December 31, 2025 and December 31, 2024.

As of December 31, 2025, approximately 100.0% of our investments were based in the United States and approximately 0.0% were based in Canada. As of December 31, 2024, 100% of our investments were based in the United States and 0.0% were based in Canada.
The weighted average yields and interest rates of our funded debt investments as of December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024
Weighted average total yield of funded debt investments at cost (1)	9.1%	10.1%
Weighted average total yield of funded debt investments at fair value(1)	9.1%	10.1%
Weighted average spread over reference rates of all floating rate funded debt investments	5.3%	5.6%
(1)Calculated using actual interest rates in effect as of December 31, 2025 and December 31, 2024 based on borrower elections.
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
The following table shows the composition of our debt investments on the A to F rating scale as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$—	—	$—	—
B	4,035,067	96.7%	3,037,796	98.6%
C	117,907	2.8%	29,483	0.9%
D	12,377	0.3%	8,179	0.3%
E	8,703	0.2%	5,111	0.2%
F	—	—	—	—
Total	$4,174,054	100.0%	$3,080,569	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$4,269,041	99.8%	$3,078,161	99.8%
Non-accrual	8,602	0.2%	6,458	0.2%
Total	$4,277,643	100.0%	$3,084,619	100.0%
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

Results of Operations
The following table represents the operating results for the year ended December 31, 2025 and December 31, 2024:

(Amounts in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Total investment income	$398,036	$278,239
Less: expenses and taxes	203,714	142,223
Net investment income (loss)	194,322	136,016
Net realized gain (loss)	1,706	3,967
Net change in unrealized gain (loss)	(2,484)	(9,466)
Net increase (decrease) in net assets resulting from operations	$193,544	$130,517
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income for the year ended December 31, 2025 and December 31, 2024, were as follows:

(Amounts in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Interest	$384,719	$269,645
Payment-in-kind interest	5,173	2,249
Other	6,721	6,345
Dividends	1,423	—
Total investment income	398,036	278,239

Increases in investment income were driven by deployment of capital, and an increase in investment activity. Total investments as of December 31, 2025 were $4.3 billion as compared to $3.2 billion as of December 31, 2024.

Expenses
Expenses for the year ended December 31, 2025 and December 31, 2024, were as follows:

(Amounts in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Interest	$135,690	$98,006
Income incentive fees	27,950	19,400
Capital gains incentive fees	—	(496)
Management fees	23,665	14,813
Other	4,466	1,992
Professional fees	2,877	2,472
Offering costs	2,012	1,460
Administrative fees	1,372	1,525
Accounting fees	743	757
Insurance fees	498	766
Trustees' fees	233	206
Distribution and shareholder servicing fees
Class S	1,676	560
Class D	6	3
Total expenses	$201,188	$141,464
Distribution and shareholder servicing fees waived
Class S	(328)	(316)
Class D	(4)	—
Net expenses	$200,856	$141,148
Increases in interest and other expenses were driven by the Company’s continued deployment of capital, elevated interest rates and an increase in investment activity and leverage.

Increases in incentive fees are correlated to an increase in net assets resulting from operations. For the year ended December 31, 2025 and December 31, 2024, there were net increases in net assets resulting from operations of $193.5 million, and $130.5 million, respectively. Increases in management fees for the year ended December 31, 2025 and December 31, 2024 were driven by the increase in net assets during the periods presented. The increase in net assets was primarily driven by capital activity.

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
For the year ended December 31, 2025, the Administrator charged approximately $1.4 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the year ended December 31, 2024, the Administrator charged approximately $1.5 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.
Income Taxes, including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To continue to qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. As of December 31, 2025, we did not accrue U.S. federal excise tax.
We conduct certain activities through our wholly-owned subsidiaries, Twin Brook Equity XVIII Corp., and Twin Brook Equity XXXIII Corp., both of which are Delaware corporations. They are treated as corporations for United States federal income tax purposes and are subject to U.S. federal, state or local income tax. For the year ended December 31, 2025, the Company accrued $496,000 current federal tax which is included in “current federal tax” on the consolidated statements of operations and $2.4 million of deferred federal tax related to the corporations which is included in “deferred federal tax provision” on the consolidated statements of operations. For the year ended December 31, 2024, the Company accrued $870,000 current federal tax which is included in “current federal tax” on the consolidated statements of operations and $205,000 of deferred federal tax related to the corporations, which is included in “deferred federal tax provision” on the consolidated statements of operations. On December 23, 2024, Twin Brook Equity XVIII Corp. was merged with and into its direct parent, Twin Brook Equity XXXIII Corp., with Twin Brook Equity XXXIII Corp. continuing as the surviving entity.
Net Change in Unrealized Gains (Losses) on Investment Transactions
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. For the year ended December 31, 2025 and December 31, 2024, the net change in unrealized gains (losses) on our investment transactions were as follows:

(Amounts in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Non-controlled, non-affiliated investments	$(12,194)	$(3,371)
Non-controlled, affiliated investments	10,223	1,623
Interest rate swaps and options	(461)	(7,808)
Foreign currency forward contracts	(52)	90
Net change in unrealized gain (loss) on investment transactions	$(2,484)	$(9,466)
For the year ended December 31, 2025, the net unrealized losses from non-affiliated investments were primarily driven by increased market volatility, offset by unrealized gains driven on equity investments through our interest in the affiliated funds, Twin Brook Equity Holdings, LLC and Twin Brook Segregated Equity Holdings, LLC. The unrealized loss on interest rate swaps and options represents the unrealized losses on interest rate options from changes in SOFR.
Net Realized Gains (Losses) on Investment Transactions
The realized gains and losses on fully and partially exited portfolio companies for the year ended December 31, 2025 and December 31, 2024, were as follows:

(Amounts in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Non-controlled, non-affiliated investments	$183	$6
Non-controlled, affiliated investments	1,479	3,940
Foreign currency forward contracts	44	21
Net realized gain (loss) on investments	$1,706	$3,967

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
We may from time to time increase the size of our existing credit facilities. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As market conditions permit and at the discretion of our Adviser, we currently estimate that our portfolio will be approximately 1.00-1.10x levered consistent with our target leverage profile of 0.90x – 1.25x. There were $2.03 billion outstanding borrowings as of December 31, 2025. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash for the year ended December 31, 2025, taken together with our available debt capacity of $777.8 million, is expected to be sufficient for our investing activities and to conduct our operations.
As of December 31, 2025, we had $184.8 million in cash. For the year ended December 31, 2025, we used $917.3 million in cash for operating activities, primarily as a result of funding portfolio investments of $1,806.9 million and partially offset by other operating activities of $889.6 million. Cash provided by financing activities was $941.0 million during the period, primarily the result of proceeds from the issuance of common shares and debt borrowings.
Equity
As of December 31, 2025, the Company had 94,659,223 shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares for the year ended December 31, 2025 and December 31, 2024:

	Year Ended December 31, 2025
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	27,389,033	$691,367
Share transfers between classes	9,900	251
Distributions reinvested	1,769,526	44,913
Repurchased shares, net of early repurchase reduction	(2,759,070)	(69,554)
Net increase (decrease)	26,409,389	$666,977

	Year Ended December 31, 2025
	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	6,952,639	$175,641
Share transfers between classes	(6,911)	(175)
Distributions reinvested	365,137	9,231
Repurchased shares, net of early repurchase reduction	(34,630)	(858)
Net increase (decrease)	7,276,235	$183,839

	Year Ended December 31, 2025
	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	57,006	$1,347
Share transfers between classes	(2,989)	(76)
Distributions reinvested	2,940	73
Repurchased shares, net of early repurchase reduction	(8,700)	(220)
Net increase (decrease)	48,257	$1,124

	Year Ended December 31, 2024
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	25,899,530	$658,537
Share transfers between classes	106,986	2,723
Distributions reinvested	963,461	24,497
Repurchased shares, net of early repurchase reduction	(90,917)	(2,282)
Net increase (decrease)	26,879,060	$683,475

	Year Ended December 31, 2024
	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	2,481,562	$63,094
Share transfers between classes	(91,641)	(2,333)
Distributions reinvested	158,631	4,033
Repurchased shares, net of early repurchase reduction	—	—
Net increase (decrease)	2,548,552	$64,794

	Year Ended December 31, 2024
	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	72,525	$1,842
Share transfers between classes	(15,344)	(390)
Distributions reinvested	2,498	66
Net increase (decrease)	59,679	$1,518

Net Asset Value per Share and Offering Price
The Company determines the NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for the common shares for the year ended December 31, 2025:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$25.28	$25.28	$25.28
February 28, 2025	$25.28	$25.28	$25.28
March 31, 2025	$25.29	$25.29	$25.29
April 30, 2025	$25.30	$25.30	$25.30
May 31, 2025	$25.29	$25.29	$25.29
June 30, 2025	$25.31	$25.31	$25.31
July 31, 2025	$25.29	$25.29	$25.29
August 31, 2025	$25.30	$25.30	$25.30
September 30, 2025	$25.15	$25.15	$25.15
October 31, 2025	$25.17	$25.17	$25.17
November 30, 2025	$25.15	$25.15	$25.15
December 31, 2025	$25.19	$25.19	$25.19

Dividends
We plan to make monthly dividends at the Board’s discretion. The following tables reflect dividends declared on common shares for the year ended December 31, 2025:

Year Ended December 31, 2025
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$13,438
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$13,365
March 28, 2025	March 31, 2025	April 28, 2025	$0.2200	$13,788
April 27, 2025	April 30, 2025	May 28, 2025	$0.2200	$14,121
May 28, 2025	May 31, 2025	June 26, 2025	$0.2200	$14,580
June 27, 2025	June 30, 2025	July 29, 2025	$0.2200	$14,969
July 28, 2025	July 31, 2025	August 29, 2025	$0.2200	$15,479
August 28, 2025	August 31, 2025	September 30, 2025	$0.2200	$16,136
September 27, 2025	September 30, 2025	October 31, 2025	$0.2200	$16,525
October 23, 2025	October 31, 2025	November 28, 2025	$0.2200	$16,854
November 26, 2025	November 30, 2025	December 31, 2025	$0.2100	$16,460
December 29, 2025	December 31, 2025	January 30, 2026	$0.2000	$16,933

Year Ended December 31, 2025
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2171	$933
February 25, 2025	February 28, 2025	March 27, 2025	$0.2084	$969
March 28, 2025	March 31, 2025	April 28, 2025	$0.2071	$1,159
April 27, 2025	April 30, 2025	May 28, 2025	$0.2075	$1,307
May 28, 2025	May 31, 2025	June 26, 2025	$0.2071	$1,467
June 27, 2025	June 30, 2025	July 29, 2025	$0.2075	$1,563
July 28, 2025	July 31, 2025	August 29, 2025	$0.2071	$1,691
August 28, 2025	August 31, 2025	September 30, 2025	$0.2071	$1,843
September 27, 2025	September 30, 2025	October 31, 2025	$0.2075	$1,965
October 23, 2025	October 31, 2025	November 28, 2025	$0.2018	$2,020
November 26, 2025	November 30, 2025	December 31, 2025	$0.1924	$2,020
December 29, 2025	December 31, 2025	January 30, 2026	$0.1818	$2,003

Year Ended December 31, 2025
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$16
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$17
March 28, 2025	March 31, 2025	April 28, 2025	$0.2200	$17
April 27, 2025	April 30, 2025	May 28, 2025	$0.2200	$17
May 28, 2025	May 31, 2025	June 26, 2025	$0.2200	$19
June 27, 2025	June 30, 2025	July 29, 2025	$0.2200	$19
July 28, 2025	July 31, 2025	August 29, 2025	$0.2200	$21
August 28, 2025	August 31, 2025	September 30, 2025	$0.2200	$22
September 27, 2025	September 30, 2025	October 31, 2025	$0.2200	$23
October 23, 2025	October 31, 2025	November 28, 2025	$0.2147	$22
November 26, 2025	November 30, 2025	December 31, 2025	$0.2048	$22
December 29, 2025	December 31, 2025	January 30, 2026	$0.1947	$23

The following table reflects dividends declared on common shares for the year ended December 31, 2024:

Year Ended December 31, 2024
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 27, 2024	$0.2300	7,355
February 26, 2024	February 29, 2024	March 27, 2024	$0.2300	7,809
March 28, 2024	March 31, 2024	April 26, 2024	$0.2300	9,064
April 27, 2024	April 30, 2024	May 29, 2024	$0.2300	9,566
May 28, 2024	May 31, 2024	June 26, 2024	$0.2300	9,937
June 27, 2024	June 30, 2024	July 29, 2024	$0.2300	10,987
July 28, 2024	July 31, 2024	August 28, 2024	$0.2300	11,247
August 28, 2024	August 31, 2024	September 26, 2024	$0.2400	12,183
September 27, 2024	September 30, 2024	October 29, 2024	$0.2400	12,615
October 28, 2024	October 31, 2024	November 26, 2024	$0.2400	12,899
November 27, 2024	November 30, 2024	December 27, 2024	$0.2400	13,373
December 28, 2024	December 31, 2024	January 29, 2025	$0.2400	13,710

Year Ended December 31, 2024
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 27, 2024	$0.2246	329
February 26, 2024	February 29, 2024	March 27, 2024	$0.2250	363
March 28, 2024	March 31, 2024	April 26, 2024	$0.2246	410
April 27, 2024	April 30, 2024	May 29, 2024	$0.2248	439
May 28, 2024	May 31, 2024	June 26, 2024	$0.2246	531
June 27, 2024	June 30, 2024	July 29, 2024	$0.2248	575
July 28, 2024	July 31, 2024	August 28, 2024	$0.2246	603
August 28, 2024	August 31, 2024	September 26, 2024	$0.2346	686
September 27, 2024	September 30, 2024	October 29, 2024	$0.2348	724
October 28, 2024	October 31, 2024	November 26, 2024	$0.2271	740
November 27, 2024	November 30, 2024	December 27, 2024	$0.2275	801
December 28, 2024	December 31, 2024	January 29, 2025	$0.2271	847

Year Ended December 31, 2024
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 27, 2024	$0.2246	3
February 26, 2024	February 29, 2024	March 27, 2024	$0.2250	11
March 28, 2024	March 31, 2024	April 26, 2024	$0.2246	12
April 27, 2024	April 30, 2024	May 29, 2024	$0.2248	10
May 28, 2024	May 31, 2024	June 26, 2024	$0.2246	10
June 27, 2024	June 30, 2024	July 29, 2024	$0.2248	6
July 28, 2024	July 31, 2024	August 28, 2024	$0.2246	7
August 28, 2024	August 31, 2024	September 26, 2024	$0.2346	10
September 27, 2024	September 30, 2024	October 29, 2024	$0.2348	11
October 28, 2024	October 31, 2024	November 26, 2024	$0.2346	14
November 27, 2024	November 30, 2024	December 27, 2024	$0.2348	17
December 28, 2024	December 31, 2024	January 29, 2025	$0.2400	17

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

During the year ended December 31, 2025, $198.1 million and $3.75 million of the dividends declared were derived from ordinary income and capital gains, respectively, as determined on a tax basis. All of the dividends declared for the year-ended December 31, 2024 and December 31, 2023 were derived from ordinary income, as determined on a tax basis. Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

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

Share Repurchase Plan
The Company has commenced a share repurchase program under which, at the discretion of the Board, the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. For the avoidance of doubt, such target amount is assessed each calendar quarter. The Board may amend or suspend the share repurchase program at any time (including to offer to purchase fewer shares) if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter, or may only be available in an amount less than 5% of our Common Shares outstanding.

The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of a tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, the Company expects to repurchase shares pursuant to tender offers on or around the last business day of that quarter (the “Repurchase Date”) using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

The following table presents the share repurchases completed during the year ended December 31, 2025:

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
January 29, 2025	259,680	0.4%	$25.30	December 31, 2024	$6,564	0
April 25, 2025	1,248,893	1.7%	$25.29	March 31, 2025	$31,530	0
July 28, 2025	249,741	0.3%	$25.31	June 30, 2025	$6,315	0
October 28, 2025	204,639	0.2%	$25.15	September 30, 2025	$5,108	0
December 12, 2025	839,446	0.9%	$25.19	December 31, 2025	$21,115	0

The following table presents the share repurchases completed during the year ended December 31, 2024:

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
January 30, 2024	19,539	0.1%	$25.43	December 31, 2023	$487	0
April 25, 2024	—	—%	$25.40	March 31, 2024	$—	0
July 26, 2024	38,837	0.1%	$25.45	June 30, 2024	$969	0
October 28, 2024	32,540	0.1%	$25.47	September 30, 2024	$827	0
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction.
(3) All repurchases were satisfied in full.

Capital inflows from January 1, 2026 through March 16, 2026 were approximately $187 million, not including March dividend reinvestments. First quarter 2026 repurchase requests were approximately 1.3% of shares outstanding as of December 31, 2025, (or approximately $31 million based on December 31, 2025 NAV). The Company will honor all tenders for the latest quarterly repurchase period, which ended March 5, 2026. The foregoing capital inflow and repurchase request amounts are estimates based on information provided by the Company’s transfer agent. The Company will disclose the final dollar value of first quarter repurchases in April (after striking March 31, 2026 NAV) as part of the Company’s ordinary course filings.

Debt
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations.

As of December 31, 2025 and December 31, 2024, the asset coverage ratio was 217.8% and 188.3%, respectively.
For the year ended December 31, 2025, December 31, 2024 and December 31, 2023 the components of interest expense were as follows:

(Amounts in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Interest expense	$130,103	$93,575	$41,029
Amortization of deferred financing costs	7,159	4,348	1,921
(Gain) loss from interest rate swaps accounted for as hedges and related hedged items
Interest rate swaps	(14,361)	(5,218)	—
Hedged items	12,789	5,301	—
Total interest expense	$135,690	$98,006	$42,950
Average interest rate	6.71%	7.56%	7.71%
Average daily borrowings	$1,786,069	$1,097,167	$464,312
Credit Facilities

On June 17, 2022, Twin Brook Capital Funding XXXIII MSPV, LLC, as borrower (the “MSPV Borrower”), an indirect, wholly-owned subsidiary of the Company, entered into a new loan and servicing agreement (as amended, supplemented or otherwise modified from time to time, the “MSPV Credit Facility”). The MSPV Credit Facility is secured by the MSPV Borrower’s investments. The obligation of the lenders to make revolving commitments under the MSPV Credit Facility will terminate on June 17, 2027 (the “Reinvestment Period”) with a scheduled final maturity date of May 28, 2029. The revolving loans are subject to an interest rate, during the Reinvestment Period, of Term SOFR plus 2.20% per annum and thereafter, Term SOFR plus 2.70% per annum.

On December 13, 2022, Twin Brook Capital Funding XXXIII ASPV, LLC, as borrower (the “ASPV Borrower”), an indirect, wholly-owned subsidiary of the Company, entered into a new Loan, Security and Collateral Management Agreement (as amended, supplemented or otherwise modified from time to time, the “ASPV Credit Facility”). The
ASPV Credit Facility is secured by the ASPV Borrower’s investments. The obligation of the lenders to make revolving commitments under the ASPV Credit Facility will terminate on October 2, 2028 (the “Reinvestment Period”) with a scheduled final maturity date of October 2, 2030. The revolving loans are subject to an interest rate of daily simple SOFR plus 1.90% per annum.

On November 17, 2023, the Company, as borrower, entered into a new Senior Secured Revolving Credit Agreement (as amended, supplemented or otherwise modified from time to time, the “Truist Credit Facility”), with the lenders and issuing banks party thereto and Truist Bank, as administrative agent.The Truist Credit Facility is guaranteed by Twin Brook Capital Funding XXXIII, LLC (the “Guarantor”), a direct and wholly owned subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future. The termination date of the lenders’ obligation to make loans under the Truist Credit Facility is October 1, 2029 and the final scheduled maturity date is October 1, 2030. The revolving loans will be subject to an interest rate of, at the Company’s option, adjusted term SOFR plus 1.875% or the alternate base rate plus 0.875%. The Truist Credit Facility is secured by all assets of the Company and the Guarantor. The Company is subject to meet financial covenants under the Truist Credit Facility agreement.
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

The following table presents information on the secured notes and equity interests in the CLO Transaction:

	As of December 31, 2025
(Amounts in thousands)	Principal Outstanding	Interest Rate	Credit Rating
Class A Senior Secured Floating Rate Notes	$161,000	SOFR + 1.90%	AAA(sf)
Class A-L Senior Secured Floating Rate Loans	$100,000	SOFR + 1.90%	AAA(sf)
Class B Senior Secured Floating Rate Notes	$45,000	SOFR + 2.30%	AA(sf)
Class C Senior Secured Floating Rate Notes	$36,000	SOFR + 2.95%	A(sf)
Class D Senior Secured Floating Rate Notes	$27,000	SOFR + 4.95%	BBB(sf)
Equity Interests[1]	$76,750	None	Not Rated
Total CLO Transaction	$445,750
(1) Equity Interests were retained by the Company as of December 31, 2025.

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

As of December 31, 2025 and 2024 the Company did not have borrowings under Short-Term Financing Transactions.

Total debt consisted of the following as of December 31, 2025:

	As of December 31, 2025
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value(2)	Assets Pledged as Collateral(3)	Fair Value	Fair Value Hierarchy
ASPV Credit Facility	$500,000	$272,600	$59,321	$272,600	$494,373	$272,600	Level 3
MSPV Credit Facility	500,000	386,400	57,296	386,400	684,938	386,400	Level 3
Truist Credit Facility	975,000	256,500	661,179	256,500	2,550,658	256,500	Level 3
Series A Tranche A Notes	90,000	90,000	—	90,406	—	90,965	Level 3
Series A Tranche B Notes	150,000	150,000	—	151,856	—	153,212	Level 3
Series B Tranche A Notes	85,000	85,000	—	86,045	—	84,981	Level 3
Series B Tranche B Notes	25,000	25,000	—	25,000	—	24,999	Level 3
Series B Tranche C Notes	290,000	290,000	—	293,911	—	289,100	Level 3
Series C Tranche A Notes	$25,000	25,000	—	$25,178	—	25,190	Level 3
Series C Tranche B Notes	$75,000	75,000	—	$75,092	—	75,786	Level 3
CLO Transaction	369,000	369,000	—	369,000	444,085	369,000	Level 3
Total	$3,084,000	$2,024,500	$777,796	$2,031,988	$4,174,054	$2,028,733
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
The carrying values of borrowings outstanding under the debt facilities approximated fair value as of December 31, 2024.

Average debt outstanding and weighted average interest rates of outstanding debt for the year ended December 31, 2025 were as follows:

	Year Ended December 31, 2025
	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)
ASPV Credit Facility	6.66%	$285,256
MSPV Credit Facility	6.50%	$354,350
Truist Credit Facility	6.44%	$86,778
Series A Tranche A Notes	7.69%	$90,000
Series A Tranche B Notes	7.78%	$150,000
Series B Tranche A Notes	6.42%	$85,000
Series B Tranche B Notes	7.55%	$25,000
Series B Tranche C Notes	6.52%	$290,000
Series C Tranche A Notes	6.05%	$12,671
Series C Tranche B Notes	6.40%	$38,014
CLO Transaction	6.54%	$369,000
Total Weighted Average	6.71%	$1,786,069

Average debt outstanding and weighted average interest rates of outstanding debt for the year ended December 31, 2024 were as follows:

	Year Ended December 31, 2024
	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)
ASPV Credit Facility	7.79%	$222,353
MSPV Credit Facility	7.55%	$246,270
Truist Credit Facility	7.42%	$159,134
Series A Tranche A Notes	7.69%	$70,820
Series A Tranche B Notes	7.78%	$118,033
Series B Tranche A Notes	6.42%	$18,115
Series B Tranche B Notes	8.10%	$5,328
Series B Tranche C Notes	6.52%	$39,344
CLO Transaction	7.57%	$217,770
Total Weighted Average	7.56%	$1,097,167

As of December 31, 2025 and December 31, 2024,, the Company and its subsidiaries were in compliance with all financial covenants and other requirements of each the credit facilities, notes and the CLO Transaction.
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

As of December 31, 2025 and December 31, 2024, we had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate principal amount of $1,152 million and $821 million, respectively.
We seek to carefully manage our unfunded portfolio company commitments for purposes of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage ratio, to cover any outstanding portfolio company unfunded commitments we are required to fund.
Contractual Obligations
A summary of our contractual payment obligations under our borrowing arrangements as of December 31, 2025 is as follows:

	Payment Due by Period
(Amounts in millions)	Total	Less than 1 year	1-3	3-5	More than 5 years
ASPV Credit Facility	$272.6	$—	$272.6	$—	$—
MSPV Credit Facility	$386.4	$—	$386.4	$—	$—
Truist Credit Facility	$256.5	$—	$256.5	$—	$—
Series A Tranche A Notes	$90.0	$—	$90.0	$—	$—
Series A Tranche B Notes	$150.0	$—	$—	$150.0	$—
CLO Transaction	$369.0	$—	$—	$—	$369.0
Series B Tranche A Notes	$85.0	$—	$85.0	$—	$—
Series B Tranche B Notes	$25.0	$—	$—	$25.0	$—
Series B Tranche C Notes	$290.0	$—	$—	$290.0	$—
Series C Tranche A Notes	$25.0	$—	$25.0	$—	$—
Series C Tranche B Notes	$75.0	$—	$—	$75.0	$—
Total	$2,024.5	$—	$1,115.5	$540.0	$369.0

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Uncertainty with respect to the economic effects of elevated interest rates in response to inflation, the Israel-Hamas war, the war in Russia and Ukraine, and continued political unrest and escalating conflicts in various other countries around the globe has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including valuation risk and interest rate risk.
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

As of December 31, 2025, approximately 100% of our debt investments based on fair value in our portfolio were at floating rates.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to Term SOFR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$84.9	$26.2	$58.7
Up 100 basis points	$42.4	$13.1	$29.3
Down 100 basis points	$(42.4)	$(13.1)	$(29.3)
Down 200 basis points	$(84.8)	$(26.2)	$(58.6)
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Trustees of TPG Twin Brook Capital Income Fund

Opinion on the Consolidated Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of TPG Twin Brook Capital Income Fund (the "Company"), including the consolidated schedule of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for each of the two years in the period then ended, and the related notes (collectively referred to as the "financial statements and financial highlights"). In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, cash flows, and financial highlights for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America. The information appearing under the senior securities table in Note 13 as of December 31, 2023 and 2022 was audited by other auditors whose report, dated April 30, 2024, expressed an unqualified opinion on such information.

Basis for Opinion

These consolidated financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 16, 2026
We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of TPG Twin Brook Capital Income Fund

Opinion on the Financial Statements

We have audited the consolidated statements of operations, changes in net assets, and cash flows of TPG Twin Brook Capital Income Fund (formerly known as AG Twin Brook Capital Income Fund) and its subsidiaries (the “Company”) for the year ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations, changes in net assets and cash flows of the Company for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/PricewaterhouseCoopers LLP
New York, New York
March 20, 2024

We served as the auditor of one or more investment companies in the AG Twin Brook BDC group from 2019 to 2024.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $4,190,298 and $3,084,619, respectively)	$4,174,054	$3,080,569
Non-controlled/affiliated investments at fair value (amortized cost of $87,345 and $74,552, respectively)	103,670	80,654
Cash (restricted cash of $85,873 and $71,863, respectively)	162,795	155,524
Cash equivalents	22,007	5,540
Deferred financing costs	27,232	27,997
Interest receivable	17,997	12,479
Unrealized gain on derivative contracts	3,552	1,021
Deferred offering costs	402	1,035
Prepaid expenses	278	1,057
Other assets	781	612
Total assets	$4,512,768	$3,366,488
Liabilities
Debt (Note 5)	$2,031,988	$1,745,999
Interest payable	27,830	33,546
Payable for share repurchase	21,115	—
Dividend payable	18,959	14,602
Income incentive fee payable	7,758	5,465
Management fees payable	6,880	4,578
Accrued expenses and other liabilities payable to affiliate	4,029	3,118
Deferred tax liability	3,937	1,575
Deferred income	2,710	2,373
Unrealized loss on derivative contracts	2,672	14,000
Total liabilities	$2,127,878	$1,825,256
Commitments and contingencies (Note 8)
Net assets
Common shares $0.001 par value, unlimited shares authorized; 94,659,223 and 60,925,719 shares issued and outstanding, respectively	$95	$61
Additional paid-in-capital	2,389,737	1,544,845
Total distributable earnings (loss)	(4,942)	(3,674)
Total net assets	2,384,890	1,541,232
Total liabilities and net assets	$4,512,768	$3,366,488
Net asset value per share	$25.19	$25.30
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Net Asset Value per Share
Class I Shares:
Net assets	$2,104,653	$1,445,050
Common shares $0.001 par value, unlimited shares authorized	83,536,270	57,123,580
Net asset value per share	$25.19	$25.30
Class S Shares:
Net assets	$277,290	$94,351
Common shares $0.001 par value, unlimited shares authorized	11,005,998	3,729,761
Net asset value per share	$25.19	$25.30
Class D Shares:
Net assets	$2,947	$1,831
Common shares $0.001 par value, unlimited shares authorized	116,955	72,378
Net asset value per share	$25.19	$25.30
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$384,719	$269,645	$127,216
Payment-in-kind interest	5,173	2,249	—
Other	6,721	6,345	2,878
Dividends	813	—	—
Total investment income from non-controlled, non-affiliated investments	397,426	278,239	130,094
Investment income from non-controlled, affiliated investments:
Dividends	610	—	—
Total investment income from non-controlled, affiliated investments	610	—	—
Total investment income	398,036	278,239	130,094
Expenses
Interest	$135,690	$98,006	$42,950
Income incentive fees(1)	27,950	19,400	8,584
Capital gains incentive fees(1)	—	(496)	247
Management fees(1)	23,665	14,813	7,724
Other	4,466	1,992	1,281
Professional fees	2,877	2,472	1,848
Offering costs	2,012	1,460	3,192
Administrative fees(1)	1,372	1,525	1,811
Accounting fees	743	757	677
Insurance fees	498	766	413
Trustees' fees	233	206	180
Distribution and shareholder servicing fees
Class S	1,676	560	31
Class D(2)	6	3	—
Organizational costs	—	—	528
Total expenses	201,188	141,464	69,466
Distribution and shareholder servicing fees waived
Class S	(328)	(316)	(22)
Class D(2)	(4)	—	—
Net expenses	200,856	141,148	69,444
Net investment income (loss) before taxes	$197,180	$137,091	$60,650
The accompanying notes are an integral part of these consolidated financial statements.

Deferred federal tax provision(3)	2,362	205	982
Current federal tax(3)	496	870	—
Net investment income (loss) after taxes	$194,322	$136,016	$59,668
Net realized and unrealized gain (loss) on investment transactions
Net realized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	183	6	(11)
Non-controlled, affiliated investments	1,479	3,940	37
Foreign currency forward contracts	44	21	17
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	(12,194)	(3,371)	(2,269)
Non-controlled, affiliated investments	10,223	1,623	4,245
Interest rate swaps and options	(461)	(7,808)	—
Foreign currency forward contracts	(52)	90	(44)
Total net realized and unrealized gain (loss) on investment transactions	(778)	$(5,499)	$1,975
Net increase (decrease) in net assets resulting from operations	$193,544	$130,517	$61,643
(1)Refer to Note 6 - Agreements and Related Party Transactions
(2)Class D Shareholder Servicing Fees rounds to less than $1,000 for the year ended December 31, 2023. Class D Shareholder Servicing Fees paid by the Adviser round to less than $1,000 for the year ended December 31, 2024.
(3)Related to the Company’s wholly-owned, consolidated subsidiaries, Twin Brook Equity XVIII Corp. and Twin Brook Equity XXXIII Corp., which are treated as corporations for United States federal income tax purposes
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$194,322	$136,016	$59,668
Net realized gain (loss)	1,706	3,967	43
Net change in unrealized gain (loss)	(2,484)	(9,466)	1,932
Net increase (decrease) in net assets resulting from operations	193,544	130,517	61,643
Dividends
Class I	(182,648)	(130,747)	(60,979)
Class S	(18,940)	(7,048)	(777)
Class D	(238)	(128)	(7)
Net increase (decrease) in net assets resulting from dividends	(201,826)	(137,923)	(61,763)
Capital share transactions
Class I
Proceeds from shares sold	691,367	658,537	236,709
Share transfers between classes	251	2,723	—
Distributions reinvested	44,913	24,497	2,621
Repurchased shares, net of early repurchase deduction	(69,554)	(2,282)	—
Class S
Proceeds from shares sold	175,641	63,094	30,374
Share transfers between classes	(175)	(2,333)	—
Distributions reinvested	9,231	4,033	45
Repurchased shares, net of early repurchase deduction	(858)	—	—
Class D
Proceeds from shares sold	1,347	1,842	327
Share transfers between classes	(76)	(390)	—
Distributions reinvested	73	66	—
Repurchased shares, net of early repurchase deduction	(220)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	851,940	749,787	270,076
Total increase (decreases) in net assets	843,658	742,381	269,956
Net assets, at beginning of period	1,541,232	798,851	528,895
Net assets, at end of period	$2,384,890	$1,541,232	$798,851
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Cash Flows
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$193,544	$130,517	$61,643
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(1,662)	(3,946)	(26)
Net realized (gain) loss on foreign currency forward contracts	(44)	(21)	—
Net change in unrealized (appreciation) depreciation on investments	1,971	1,748	(1,976)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	52	(90)	44
Net change in unrealized (appreciation) depreciation on interest rate swaps and options, inclusive of hedging effects	(1,111)	7,725	—
Net accretion on debt instruments	(18,177)	(11,796)	(5,165)
Net paydown gain on debt instruments	(6,074)	(5,366)	(1,000)
Interest received in-kind	(5,173)	(2,249)	(419)
Purchases and drawdowns of investments	(1,806,918)	(2,271,155)	(728,029)
Proceeds from sales and paydowns of investments	719,532	529,960	162,683
Amortization of deferred financing costs	7,159	4,348	1,921
Amortization of deferred offering costs	2,012	1,460	3,192
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(5,518)	(6,468)	12
(Increase) decrease in other assets	(169)	(612)	—
(Increase) decrease in prepaid expenses	779	(644)	(275)
Increase (decrease) in interest payable	(5,716)	25,722	3,042
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	911	694	1,360
Increase (decrease) in income incentive fees payable	2,293	2,671	1,382
Increase (decrease) in management fees payable	2,302	2,249	932
Increase (decrease) in deferred tax liability	2,362	204	1,371
Increase (decrease) in deferred income	337	1,006	753
Increase (decrease) in capital gains incentive fees payable	—	(496)	247
Increase (decrease) in due to affiliate	—	—	(188)
Net cash used in operating activities	(917,308)	(1,594,539)	(498,496)
Cash flows from financing activities
Dividends paid	(143,252)	(112,638)	(56,891)
Payments for repurchase of common shares	(49,517)	(2,282)	—
Proceeds from issuance of common shares	868,355	723,473	267,410
Borrowings on debt	1,378,400	2,663,800	719,063
Payments on debt	(1,105,200)	(1,555,500)	(399,263)
Payments for deferred financing costs	(6,394)	(22,529)	(3,825)
Payments for deferred offering costs	(1,346)	(1,427)	(3,801)
Net cash provided by financing activities	941,046	1,692,897	522,693
Net change in cash	23,738	98,358	24,197
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, beginning of period	161,064	62,706	38,509
Cash, cash equivalents and restricted cash, end of period	$184,802	$161,064	$62,706
Supplemental and non-cash information
The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Distributions reinvested	$54,217	$28,596	$2,666
Cash paid during the period for interest	$135,819	$67,853	$37,987
Dividends payable	$18,959	$14,602	$17,913
The following table provides a reconciliation of cash and restricted cash reported within the consolidated statements of assets and liabilities:
Cash and cash equivalents	$98,929	$89,201	$32,210
Restricted cash	85,873	71,863	30,496
Total cash, restricted cash and cash equivalents	$184,802	$161,064	$62,706

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt
Aerospace and defense
AlphaCoin LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.84%	5/6/2025	7/29/2030	$2,610	$(17)	$(12)	0.00%
AlphaCoin LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.84%	7/29/2024	7/29/2030	3,013	2,963	2,999	0.13%
AlphaCoin LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.84%	7/29/2024	7/29/2030	4,509	(69)	(53)	0.00%
AlphaCoin LLC	First lien senior secured term loan	S +	5.00%	8.84%	7/29/2024	7/29/2030	18,823	18,510	18,600	0.78%
AlphaCoin LLC	First lien senior secured term loan	S +	5.00%	8.84%	5/6/2025	7/29/2030	1,904	1,878	1,882	0.08%
Mattco Forge, Inc	First lien senior secured revolving loan	S +	5.25%	8.95%	12/19/2024	12/19/2030	3,691	2,415	2,421	0.10%
Mattco Forge, Inc	First lien senior secured term loan	S +	5.25%	8.92%	12/19/2024	12/19/2030	37,857	37,370	37,430	1.57%
Third Holdco, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.47%	6/13/2025	6/13/2031	3,624	(49)	(43)	0.00%
Third Holdco, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.47%	6/13/2025	6/13/2031	6,089	(83)	(72)	0.00%
Third Holdco, LLC	First lien senior secured term loan	S +	4.75%	8.47%	6/13/2025	6/13/2031	24,516	24,173	24,220	1.02%
								87,091	87,372	3.68%
Air freight and logistics
Load One Purchaser Corporation	First lien senior secured revolving loan	S +	7.25%	11.08%	7/28/2023	6/21/2028	$3,557	$151	$150	0.01%
Load One Purchaser Corporation	First lien senior secured term loan	S +	0.25% + 7.00% PIK	11.88%	10/23/2024	6/21/2028	1,002	981	984	0.04%
Load One Purchaser Corporation	First lien senior secured term loan	S +	0.25% + 7.00% PIK	11.18%	2/26/2025	6/21/2028	14,317	14,047	14,061	0.59%
Load One Purchaser Corporation	First lien senior secured term loan	12.00%		12.00%	11/21/2025	6/21/2028	48	48	47	0.00%
Zipline Logistics, LLC	First lien senior secured revolving loan	S +	3.00% + 3.00% PIK	9.83%	2/26/2025	9/19/2027	1,729	1,296	825	0.03%
Zipline Logistics, LLC	First lien senior secured term loan	S +	3.00% + 3.00% PIK	9.83%	2/26/2025	9/19/2027	6,958	6,842	4,959	0.21%
								23,365	21,026	0.88%
Auto components
A.P.A. Industries, LLC (6)(9)	First lien senior secured revolving loan	S +	5.25%	8.98%	12/17/2025	1/10/2028	$1,979	$(28)	$(20)	0.00%
A.P.A. Industries, LLC	First lien senior secured term loan	S +	5.25%	8.98%	12/17/2025	1/10/2028	14,186	13,986	14,044	0.59%
AirPro Diagnostics, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.47%	2/21/2025	2/21/2030	3,163	6	11	0.00%
AirPro Diagnostics, LLC	First lien senior secured revolving loan	S +	5.25%	9.09%	2/21/2025	2/21/2030	1,822	585	587	0.02%
AirPro Diagnostics, LLC	First lien senior secured term loan	S +	5.25%	9.09%	2/21/2025	2/21/2030	8,477	8,368	8,377	0.35%
AvCarb, LLC	First lien senior secured delayed draw term loan	S +	2.00% + 5.00% PIK	10.93%	7/28/2023	11/12/2026	255	252	213	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
AvCarb, LLC	First lien senior secured revolving loan	S +	7.00%	10.99%	7/28/2023	11/12/2026	38	37	31	0.00%
AvCarb, LLC	First lien senior secured term loan	S +	2.00% + 5.00% PIK	10.93%	7/28/2023	11/12/2026	543	539	454	0.02%
Bestop, Inc	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	3/29/2024	3/29/2029	6,767	1,253	1,265	0.05%
Bestop, Inc (6)	First lien senior secured revolving loan	S +	5.50%	9.17%	2/26/2025	3/29/2029	7,081	(100)	(87)	0.00%
Bestop, Inc	First lien senior secured term loan	S +	5.50%	9.17%	3/29/2024	3/29/2029	43,582	42,921	43,047	1.80%
BSC ASI Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.67%	12/31/2024	12/31/2027	3,661	(24)	(20)	0.00%
BSC ASI Buyer, LLC	First lien senior secured term loan	S +	5.00%	8.67%	12/31/2024	12/31/2027	29,527	29,322	29,357	1.23%
Raneys, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	2/26/2025	6/7/2027	4,786	4,744	4,752	0.20%
Raneys, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.17%	10/23/2024	6/7/2027	1,964	(16)	(14)	0.00%
Raneys, LLC	First lien senior secured term loan	S +	5.50%	9.17%	2/26/2025	6/7/2027	13,317	13,196	13,220	0.55%
								115,041	115,217	4.82%
Building products
US Anchors Group Inc (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	12/31/2025	7/16/2029	$2,139	$(13)	$(21)	0.00%
US Anchors Group Inc	First lien senior secured revolving loan	S +	5.00%	8.73%	6/25/2025	7/16/2029	4,338	357	393	0.02%
US Anchors Group Inc	First lien senior secured term loan	S +	5.00%	8.67%	6/25/2025	7/16/2029	20,798	20,400	20,598	0.86%
								20,744	20,970	0.88%
Chemicals
A. P. Nonweiler Co. Inc. (6)	First lien senior secured revolving loan	S +	4.75%	8.42%	9/30/2025	9/30/2030	$1,523	$(22)	$(19)	0.00%
A. P. Nonweiler Co. Inc	First lien senior secured term loan	S +	4.75%	8.42%	9/30/2025	9/30/2030	13,046	12,856	12,883	0.54%
AM Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.34%	3/6/2025	5/1/2027	851	(4)	(3)	0.00%
AM Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.34%	3/6/2025	5/1/2027	4,291	4,268	4,273	0.18%
Answer Acquisition, LLC	First lien senior secured revolving loan	S +	6.00%	9.75%	1/16/2024	6/30/2028	759	221	220	0.01%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	9.82%	7/28/2023	6/30/2028	1,647	1,637	1,631	0.07%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	9.82%	1/16/2024	6/30/2028	843	835	835	0.04%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	9.82%	6/7/2024	6/30/2028	9,823	9,706	9,728	0.41%
Custom Agronomics Holdings, LLC	First lien senior secured revolving loan	S +	6.50%	10.33%	9/25/2025	8/30/2027	2,976	719	729	0.03%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	10.43%	7/28/2023	8/30/2027	4,040	4,000	4,020	0.17%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	10.43%	9/25/2025	8/30/2027	490	486	487	0.02%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	10.43%	2/26/2025	8/30/2027	2,492	2,467	2,479	0.10%
Polycorp Ltd	First lien senior secured delayed draw term loan	S +	4.75%	8.47%	1/24/2024	1/24/2030	14,839	8,092	8,132	0.34%
Polycorp Ltd (6)	First lien senior secured revolving loan	S +	4.75%	8.47%	1/24/2024	1/24/2030	3,723	(58)	(42)	0.00%
Polycorp Ltd	First lien senior secured term loan	S +	4.75%	8.47%	1/24/2024	1/24/2030	17,873	17,613	17,670	0.74%
Polycorp Ltd	First lien senior secured term loan	S +	4.75%	8.47%	2/28/2025	1/24/2030	5,338	5,267	5,277	0.22%
Teel Plastics, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.42%	4/22/2025	4/22/2030	3,909	(34)	(27)	0.00%
Teel Plastics, LLC	First lien senior secured term loan	S +	4.75%	8.42%	4/22/2025	4/22/2030	31,583	31,283	31,351	1.31%

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
								99,332	99,624	4.18%
Commercial services and supplies
Alliance Environmental Group, LLC	First lien senior secured delayed draw term loan	S +	7.00%	10.93%	2/26/2025	12/30/2027	$62	$59	$23	0.00%
Alliance Environmental Group, LLC	First lien senior secured revolving loan	S +	7.00%	10.93%	7/28/2023	12/30/2027	41	29	4	0.00%
Alliance Environmental Group, LLC	First lien senior secured revolving loan	S +	7.00%	10.93%	6/17/2025	12/30/2027	8	—	—	0.00%
Alliance Environmental Group, LLC	First lien senior secured term loan	S +	7.00%	10.93%	12/29/2023	12/30/2027	2,473	2,349	921	0.04%
Capstone Mechanical LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	11/20/2025	11/20/2030	6,161	(76)	(76)	0.00%
Capstone Mechanical LLC	First lien senior secured revolving loan	S +	5.00%	8.72%	11/20/2025	11/20/2030	1,492	71	71	0.00%
Capstone Mechanical LLC	First lien senior secured term loan	S +	5.00%	8.67%	11/20/2025	11/20/2030	2,500	2,469	2,469	0.10%
Franchise Fastlane, LLC (6)	First lien senior secured revolving loan	S +	5.75%	9.58%	7/28/2023	5/2/2027	15	—	—	0.00%
Franchise Fastlane, LLC	First lien senior secured term loan	S +	5.75%	9.58%	7/28/2023	5/2/2027	1,060	1,053	1,052	0.04%
Gold Medal Holdings, Inc	First lien senior secured delayed draw term loan	S +	5.75%	9.42%	6/14/2024	3/17/2027	2,827	965	968	0.04%
Gold Medal Holdings, Inc (10)	First lien senior secured revolving loan	S +	5.75%	9.42%	6/14/2024	3/17/2027	1,444	620	621	0.03%
Gold Medal Holdings, Inc	First lien senior secured term loan	S +	5.75%	9.42%	2/26/2025	3/17/2027	11,963	11,907	11,914	0.50%
Green Monster Acquisition, LLC	First lien senior secured revolving loan	S +	6.00%	10.10%	7/28/2023	12/28/2026	38	15	15	0.00%
Green Monster Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.10%	2/26/2025	12/28/2026	1,134	1,129	1,128	0.05%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.08%	3/14/2025	3/31/2029	2,811	999	1,016	0.04%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.08%	2/26/2025	3/31/2029	349	344	347	0.01%
HLSG Intermediate, LLC (11)	First lien senior secured revolving loan	S +	5.25%	9.08%	3/14/2025	3/31/2029	1,051	322	328	0.01%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	5.25%	9.08%	3/14/2025	3/31/2029	3,395	3,361	3,376	0.14%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	5.25%	9.08%	2/26/2025	3/31/2029	632	622	629	0.03%
Innovative Discovery Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	12/31/2025	12/31/2030	10,230	(77)	(77)	0.00%
Innovative Discovery Acquisition, LLC (6)(12)	First lien senior secured revolving loan	S +	5.50%	9.17%	12/31/2025	12/31/2030	447	(7)	(7)	0.00%
Innovative Discovery Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.17%	12/31/2025	12/31/2030	19,444	19,152	19,152	0.80%
Nimlok Company, LLC (6)(13)	First lien senior secured revolving loan	S +	5.25%	9.10%	11/3/2025	11/27/2027	1,498	(11)	(11)	0.00%
Nimlok Company, LLC	First lien senior secured term loan	S +	5.25%	9.10%	11/3/2025	11/27/2027	30,431	30,221	30,209	1.27%
Polaris Labs Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.67%	9/17/2024	9/17/2029	2,123	(32)	(29)	0.00%
Polaris Labs Acquisition, LLC	First lien senior secured term loan	S +	5.00%	8.67%	9/17/2024	9/17/2029	6,378	6,279	6,289	0.26%
PRA Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.32%	7/28/2023	5/12/2028	56	(1)	(1)	0.00%
PRA Acquisition, LLC	First lien senior secured term loan	S +	6.50%	10.32%	7/28/2023	5/12/2028	557	550	549	0.02%
Precision Point Metrics, Inc	First lien senior secured delayed draw term loan	S +	4.75%	8.47%	7/1/2025	7/1/2031	7,250	4,107	4,122	0.17%
Precision Point Metrics, Inc (6)	First lien senior secured revolving loan	S +	4.75%	8.42%	7/1/2025	7/1/2031	2,030	(28)	(24)	0.00%
Precision Point Metrics, Inc	First lien senior secured term loan	S +	4.75%	8.42%	7/1/2025	7/1/2031	8,115	8,000	8,016	0.34%
Quality Liaison Services of North America, Inc	First lien senior secured revolving loan	S +	6.00%	9.99%	7/28/2023	5/2/2028	1,629	698	699	0.03%

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Quality Liaison Services of North America, Inc	First lien senior secured term loan	S +	6.00%	9.99%	7/28/2023	5/2/2028	12,198	12,055	12,060	0.51%
Rapid Fire Safety and Security, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.75%	1/2/2025	1/2/2030	5,449	4,594	4,601	0.19%
Rapid Fire Safety and Security, LLC	First lien senior secured revolving loan	S +	5.00%	8.67%	1/2/2025	1/2/2030	1,885	1,557	1,559	0.07%
Rapid Fire Safety and Security, LLC	First lien senior secured term loan	S +	5.00%	8.67%	1/2/2025	1/2/2030	3,951	3,893	3,899	0.16%
Superscapes Holdco, LLC	First lien senior secured revolving loan	S +	5.50%	9.34%	4/7/2025	4/7/2030	2,166	251	254	0.01%
Superscapes Holdco, LLC	First lien senior secured term loan	S +	5.50%	9.17%	4/7/2025	4/7/2030	17,818	17,578	17,609	0.74%
TCG Services, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.34%	7/31/2025	7/31/2031	7,250	(51)	(35)	0.00%
TCG Services, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.34%	7/31/2025	7/31/2031	2,030	(28)	(25)	0.00%
TCG Services, LLC	First lien senior secured term loan	S +	5.50%	9.34%	7/31/2025	7/31/2031	7,413	7,306	7,322	0.31%
								142,244	140,937	5.91%
Construction and engineering
AKS Engineering and Forestry, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.47%	1/7/2025	1/7/2031	$2,890	$(36)	$(32)	0.00%
AKS Engineering and Forestry, LLC	First lien senior secured term loan	S +	4.75%	8.47%	1/7/2025	1/7/2031	19,827	19,568	19,601	0.82%
AKS Engineering and Forestry, LLC	First lien senior secured term loan	S +	4.75%	8.47%	11/3/2025	1/7/2031	4,279	4,217	4,230	0.18%
BCI Burke Holding Corp	First lien senior secured delayed draw term loan	S +	5.75%	9.42%	2/26/2025	12/14/2027	1,437	1,426	1,429	0.06%
BCI Burke Holding Corp (6)	First lien senior secured delayed draw term loan	S +	5.75%	9.42%	10/10/2024	12/14/2027	6,588	(40)	(34)	0.00%
BCI Burke Holding Corp (6)	First lien senior secured revolving loan	S +	5.75%	9.42%	10/10/2024	12/14/2027	2,447	(17)	(13)	0.00%
BCI Burke Holding Corp	First lien senior secured term loan	S +	5.75%	9.42%	10/10/2024	12/14/2027	16,829	16,721	16,743	0.70%
Capital Construction, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	9.89%	6/30/2025	10/22/2026	9,173	(42)	(35)	0.00%
Capital Construction, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.89%	6/30/2025	10/22/2026	3,169	3,139	3,139	0.13%
Capital Construction, LLC	First lien senior secured term loan	S +	5.75%	9.89%	6/30/2025	10/22/2026	5,989	5,930	5,927	0.25%
CHS Holdco, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	5/27/2025	5/27/2031	18,081	7,667	7,701	0.32%
CHS Holdco, LLC	First lien senior secured revolving loan	S +	5.00%	8.65%	5/27/2025	5/27/2031	6,089	3,469	3,480	0.15%
CHS Holdco, LLC	First lien senior secured term loan	S +	5.00%	8.67%	5/27/2025	5/27/2031	18,029	17,770	17,813	0.75%
Compass Restoration Intermediary Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.09%	1/31/2025	1/31/2030	2,491	707	710	0.03%
Compass Restoration Intermediary Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.09%	1/31/2025	1/31/2030	1,218	(20)	(18)	0.00%
Compass Restoration Intermediary Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.09%	1/31/2025	1/31/2030	6,922	6,809	6,817	0.29%
Highland Acquisition, Inc	First lien senior secured revolving loan	S +	5.75%	9.59%	9/3/2024	3/9/2027	2,213	427	426	0.02%
Highland Acquisition, Inc	First lien senior secured term loan	S +	5.75%	9.59%	9/3/2024	3/9/2027	10,740	10,662	10,657	0.45%
Ironhorse Purchaser, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.97%	9/30/2022	9/30/2027	8,563	8,504	8,508	0.36%
Ironhorse Purchaser, LLC (6)(14)	First lien senior secured revolving loan	S +	5.25%	8.97%	2/1/2023	9/30/2027	5,813	(49)	(38)	0.00%
Ironhorse Purchaser, LLC	First lien senior secured term loan	S +	5.25%	8.97%	2/26/2025	9/30/2027	29,251	29,009	29,033	1.22%

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Redwood Buyer, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.42%	1/3/2025	1/3/2030	7,615	(122)	(112)	0.00%
Redwood Buyer, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.42%	1/3/2025	1/3/2030	1,884	(30)	(28)	0.00%
Redwood Buyer, LLC	First lien senior secured term loan	S +	4.75%	8.42%	1/3/2025	1/3/2030	9,034	8,884	8,896	0.37%
Rose Paving, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.84%	11/27/2024	11/7/2029	3,714	3,595	3,599	0.15%
Rose Paving, LLC	First lien senior secured revolving loan	S +	5.00%	8.88%	2/26/2025	11/7/2029	8,626	5,152	5,175	0.22%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	8.84%	7/28/2023	11/7/2029	17,075	16,785	16,888	0.71%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	8.84%	5/1/2024	11/7/2029	1,767	1,738	1,748	0.07%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	8.84%	11/27/2024	11/7/2029	13,024	12,868	12,881	0.54%
								184,691	185,091	7.79%
Containers and packaging
Bulk Lift International, LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.18%	7/28/2023	11/15/2027	$125	$123	$123	0.01%
Bulk Lift International, LLC	First lien senior secured revolving loan	S +	6.25%	10.35%	7/28/2023	11/15/2027	1,801	236	233	0.01%
Bulk Lift International, LLC	First lien senior secured term loan	S +	6.25%	10.18%	1/17/2024	11/15/2027	8,042	7,927	7,932	0.33%
Innovative FlexPak, LLC (8)	First lien senior secured delayed draw term loan	20.00% PIK		20.00%	7/31/2025	1/23/2027	459	257	28	0.00%
Innovative FlexPak, LLC (8)	First lien senior secured revolving loan	S +	7.00%	10.83%	7/28/2023	1/23/2027	627	496	238	0.01%
Innovative FlexPak, LLC (8)	First lien senior secured term loan	S +	7.00%	10.83%	7/28/2023	1/23/2027	2,616	2,274	1,195	0.05%
Innovative FlexPak, LLC (8)	First lien senior secured term loan	20.00% PIK		20.00%	2/26/2025	1/23/2027	896	567	409	0.02%
Johns Byrne LLC	First lien senior secured delayed draw term loan	S +	6.25%	9.95%	8/31/2023	8/31/2029	2,575	2,536	2,538	0.11%
Johns Byrne LLC (6)	First lien senior secured revolving loan	S +	6.25%	9.92%	8/31/2023	8/31/2029	1,460	(22)	(21)	0.00%
Johns Byrne LLC	First lien senior secured term loan	S +	6.25%	9.92%	8/31/2023	8/31/2029	9,276	9,123	9,128	0.38%
K-1 Packaging Group LLC	First lien senior secured revolving loan	S +	6.25%	10.35%	10/6/2022	10/6/2027	6,748	1,206	1,209	0.05%
K-1 Packaging Group LLC	First lien senior secured term loan	S +	6.25%	10.18%	2/26/2025	10/6/2027	30,766	30,437	30,468	1.28%
MRC Keeler Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.32%	2/26/2025	6/4/2027	4	4	4	0.00%
MRC Keeler Acquisition LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.32%	7/28/2023	6/4/2027	150	—	(2)	0.00%
MRC Keeler Acquisition LLC	First lien senior secured term loan	S +	6.50%	10.32%	7/28/2023	6/4/2027	908	908	898	0.04%
SCP Cold Chain Packaging Buyer Corp (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	6/27/2025	6/27/2031	7,248	(41)	(26)	0.00%
SCP Cold Chain Packaging Buyer Corp (6)	First lien senior secured revolving loan	S +	5.00%	8.67%	6/27/2025	6/27/2031	3,247	(37)	(31)	0.00%
SCP Cold Chain Packaging Buyer Corp	First lien senior secured term loan	S +	5.00%	8.67%	6/27/2025	6/27/2031	19,111	18,891	18,927	0.79%
Sixarp, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	8.92%	9/22/2025	8/5/2029	1,722	(16)	(13)	0.00%
Sixarp, LLC	First lien senior secured revolving loan	S +	5.25%	8.92%	9/22/2025	8/5/2029	3,045	306	312	0.01%
Sixarp, LLC	First lien senior secured term loan	S +	5.25%	8.92%	9/22/2025	8/5/2029	20,408	20,213	20,255	0.85%

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Vanguard Packaging, LLC	First lien senior secured revolving loan	S +	5.25%	9.85%	3/29/2024	8/9/2026	4,408	1,456	1,458	0.06%
Vanguard Packaging, LLC	First lien senior secured term loan	S +	5.25%	9.08%	3/29/2024	8/9/2026	10,064	10,029	10,033	0.42%
								106,873	105,295	4.42%
Distributors
RTP Acquisition, LLC	First lien senior secured revolving loan	S +	4.50% + 2.25% PIK	10.58%	7/28/2023	8/17/2027	$39	$38	$29	0.00%
RTP Acquisition, LLC	First lien senior secured term loan	S +	4.50% + 2.25% PIK	10.85%	12/13/2023	8/17/2027	2,764	2,743	2,074	0.09%
								2,781	2,103	0.09%
Diversified consumer services
50Floor, LLC	First lien senior secured revolving loan	S +	3.00%	7.12%	7/28/2023	3/31/2028	$214	$105	$89	0.00%
50Floor, LLC	First lien senior secured term loan	S +	3.00%	7.12%	7/28/2023	3/31/2028	1,137	1,116	1,039	0.04%
ACES Intermediate, Inc (6)	First lien senior secured revolving loan	S +	5.00%	8.83%	7/28/2023	7/27/2027	7,114	(63)	(36)	0.00%
ACES Intermediate, Inc	First lien senior secured term loan	S +	5.00%	8.83%	3/21/2025	7/27/2027	37,404	37,057	37,217	1.56%
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.42%	7/28/2023	4/25/2028	7,136	7,011	7,047	0.30%
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.49%	5/7/2024	4/25/2028	8,453	8,316	8,347	0.35%
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.57%	9/19/2025	4/25/2028	32,288	9,163	9,197	0.39%
CL Services Acquisition, LLC	First lien senior secured revolving loan	S +	4.75%	8.42%	9/19/2025	4/25/2028	5,435	416	429	0.02%
CL Services Acquisition, LLC	First lien senior secured term loan	S +	4.75%	8.59%	9/19/2025	4/25/2028	13,589	13,335	13,419	0.56%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.92%	7/1/2024	12/30/2028	6,673	6,596	6,613	0.28%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.92%	2/26/2025	12/30/2028	6,896	6,806	6,834	0.29%
Esquire Deposition Solutions, LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.92%	7/1/2024	12/30/2028	7,666	(91)	(69)	0.00%
Esquire Deposition Solutions, LLC	First lien senior secured term loan	S +	5.25%	8.92%	2/26/2025	12/30/2028	47,749	47,212	47,319	1.98%
Harley Exteriors Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.34%	8/2/2024	8/1/2029	3,929	2,763	2,768	0.12%
Harley Exteriors Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.34%	8/2/2024	8/2/2029	1,322	(22)	(21)	0.00%
Harley Exteriors Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.34%	8/2/2024	8/2/2029	8,439	8,295	8,305	0.35%
Home Brands Group Holdings, Inc (6)	First lien senior secured revolving loan	S +	5.00%	8.72%	7/28/2023	1/8/2028	48	—	—	0.00%
Home Brands Group Holdings, Inc	First lien senior secured term loan	S +	5.00%	8.72%	6/10/2025	1/8/2028	12,034	11,928	11,957	0.50%
HTI Intermediate, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.98%	3/1/2024	3/1/2030	2,348	2,311	2,319	0.10%
HTI Intermediate, LLC	First lien senior secured revolving loan	S +	5.00%	10.08%	7/2/2025	3/1/2030	2,588	482	485	0.02%
HTI Intermediate, LLC	First lien senior secured term loan	S +	5.00%	8.98%	7/2/2025	3/1/2030	1,773	1,749	1,751	0.07%
HTI Intermediate, LLC	First lien senior secured term loan	S +	5.00%	8.77%	3/1/2024	3/1/2030	5,008	4,934	4,945	0.21%
ISSA, LLC	First lien senior secured revolving loan	S +	6.50%	10.28%	7/28/2023	3/1/2028	131	38	38	0.00%
ISSA, LLC	First lien senior secured term loan	S +	6.50%	10.17%	10/6/2023	3/1/2028	1,820	1,803	1,797	0.08%

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.44%	2/26/2025	12/29/2027	5,831	5,775	5,783	0.24%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.56%	5/23/2025	12/29/2027	8,014	1,896	1,884	0.08%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.43%	7/28/2023	12/29/2027	85	85	85	0.00%
Juniper Landscaping Holdings LLC (15)	First lien senior secured revolving loan	S +	5.75%	9.51%	5/23/2025	12/29/2027	3,103	771	781	0.03%
Juniper Landscaping Holdings LLC	First lien senior secured term loan	S +	5.75%	9.43%	5/23/2025	12/29/2027	3,965	3,917	3,933	0.16%
Lawn Care Holdings Purchaser, Inc	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	10/24/2023	10/24/2028	4,520	4,436	4,486	0.19%
Lawn Care Holdings Purchaser, Inc	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	11/22/2024	10/24/2028	13,901	9,238	9,258	0.39%
Lawn Care Holdings Purchaser, Inc (16)	First lien senior secured revolving loan	P +	4.50%	11.25%	11/22/2024	10/24/2028	2,698	507	519	0.02%
Lawn Care Holdings Purchaser, Inc	First lien senior secured term loan	S +	5.50%	9.17%	11/22/2024	10/24/2028	7,120	7,016	7,066	0.30%
PPW Acquisition, LLC	First lien senior secured revolving loan	S +	6.75%	10.68%	7/28/2023	3/31/2028	38	11	9	0.00%
PPW Acquisition, LLC	First lien senior secured term loan	S +	4.25% + 2.50% PIK	10.68%	7/28/2023	3/31/2028	622	612	590	0.02%
Premier Early Childhood Education Partners LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.93%	11/22/2023	11/22/2028	10,809	10,642	10,717	0.45%
Premier Early Childhood Education Partners LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.93%	9/25/2024	11/22/2028	8,973	8,855	8,896	0.37%
Premier Early Childhood Education Partners LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.92%	3/27/2025	11/22/2028	8,403	6,335	6,346	0.27%
Premier Early Childhood Education Partners LLC	First lien senior secured revolving loan	S +	6.00%	9.84%	11/22/2023	11/22/2028	1,380	531	540	0.02%
Premier Early Childhood Education Partners LLC	First lien senior secured term loan	S +	6.00%	9.93%	11/22/2023	11/22/2028	8,146	8,006	8,077	0.34%
TSR Concrete Intermediate, LLC (6)	First lien senior secured delayed draw term loan	S +	4.50%	8.17%	12/31/2025	12/31/2031	12,868	(64)	(64)	0.00%
TSR Concrete Intermediate, LLC (6)	First lien senior secured revolving loan	S +	4.50%	8.17%	12/31/2025	12/31/2031	6,220	(62)	(62)	0.00%
TSR Concrete Intermediate, LLC	First lien senior secured term loan	S +	4.50%	8.17%	12/31/2025	12/31/2031	25,186	24,934	24,934	1.05%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.10%	7/28/2023	3/23/2027	1,221	1,216	1,219	0.05%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.10%	7/28/2023	3/23/2027	371	369	370	0.02%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.96%	12/11/2025	3/23/2027	8,020	4,361	4,372	0.18%
United Land Services Opco Parent, LLC (6)(17)	First lien senior secured revolving loan	S +	6.00%	10.10%	7/28/2023	3/23/2027	150	(1)	—	0.00%
United Land Services Opco Parent, LLC	First lien senior secured term loan	S +	6.00%	10.10%	7/28/2023	3/23/2027	348	347	348	0.01%
Yard-Nique, Inc	First lien senior secured delayed draw term loan	S +	6.50%	10.32%	6/30/2025	4/30/2026	7,640	6,737	6,787	0.28%
Yard-Nique, Inc	First lien senior secured delayed draw term loan	S +	6.50%	10.32%	7/28/2023	4/30/2026	2,542	2,536	2,536	0.11%

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Yard-Nique, Inc	First lien senior secured revolving loan	S +	6.50%	10.32%	4/30/2024	4/30/2026	1,947	1,803	1,806	0.08%
Yard-Nique, Inc	First lien senior secured term loan	S +	6.50%	10.32%	2/26/2025	4/30/2026	6,928	6,904	6,903	0.29%
								288,973	289,908	12.17%
Electrical equipment
AEP Passion Intermediate Holdings, Inc	First lien senior secured delayed draw term loan	S +	1.75% + 4.75% PIK	10.32%	2/26/2025	10/5/2027	$72	$71	$71	0.00%
AEP Passion Intermediate Holdings, Inc	First lien senior secured revolving loan	S +	6.50%	10.49%	7/28/2023	10/5/2027	48	15	15	0.00%
AEP Passion Intermediate Holdings, Inc	First lien senior secured revolving loan	S +	1.75% + 4.75% PIK	10.49%	7/28/2023	10/5/2027	1	1	1	0.00%
AEP Passion Intermediate Holdings, Inc	First lien senior secured term loan	S +	1.75% + 4.75% PIK	10.49%	7/28/2023	10/5/2027	1,291	1,275	1,271	0.05%
BPCP NSA Intermedco, Inc	First lien senior secured delayed draw term loan	S +	4.75%	8.42%	5/17/2024	5/17/2030	12,205	12,056	12,117	0.51%
BPCP NSA Intermedco, Inc (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.42%	12/15/2025	5/17/2030	8,953	(33)	(33)	0.00%
BPCP NSA Intermedco, Inc (6)	First lien senior secured revolving loan	S +	4.75%	8.42%	5/17/2024	5/17/2030	5,930	(65)	(43)	0.00%
BPCP NSA Intermedco, Inc	First lien senior secured term loan	S +	4.75%	8.42%	12/15/2025	5/17/2030	36,616	36,184	36,352	1.52%
SENS Intermediate Holdings LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.42%	3/10/2025	3/10/2031	3,468	(22)	(16)	0.00%
SENS Intermediate Holdings LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.42%	3/10/2025	3/10/2031	2,664	(35)	(30)	0.00%
SENS Intermediate Holdings LLC	First lien senior secured term loan	S +	4.75%	8.42%	3/10/2025	3/10/2031	9,753	9,624	9,643	0.40%
WCI Volt Purchaser, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.08%	9/15/2022	9/15/2028	2,249	(20)	(19)	0.00%
WCI Volt Purchaser, LLC	First lien senior secured term loan	S +	5.25%	9.08%	9/15/2022	9/15/2028	7,721	7,640	7,647	0.32%
								66,691	66,976	2.80%
Electronic equipment, instruments and components
ADC Purchaser Inc (6)	First lien senior secured revolving loan	S +	4.50%	8.17%	7/16/2025	7/16/2031	$6,013	$(70)	$(58)	0.00%
ADC Purchaser Inc	First lien senior secured term loan	S +	4.50%	8.17%	7/16/2025	7/16/2031	30,802	30,433	30,501	1.28%
Advanced Lighting Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.22%	2/27/2025	11/22/2027	1,215	(8)	(7)	0.00%
Advanced Lighting Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.22%	2/27/2025	11/22/2027	6,956	6,903	6,913	0.29%
Nelson Name Plate Company	First lien senior secured delayed draw term loan	S +	5.75%	9.68%	7/28/2023	10/18/2026	115	115	115	0.00%
Nelson Name Plate Company	First lien senior secured revolving loan	S +	5.75%	9.69%	7/28/2023	10/18/2026	90	33	33	0.00%
Nelson Name Plate Company	First lien senior secured term loan	S +	5.75%	9.68%	5/30/2025	10/18/2026	3,422	3,394	3,401	0.14%
								40,800	40,898	1.71%
Food and staples retailing
Ever Fresh Fruit Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.32%	6/5/2024	11/17/2028	$1,351	$1,333	$1,335	0.06%
Ever Fresh Fruit Company, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.32%	11/17/2023	11/17/2028	1,380	(21)	(17)	0.00%
Ever Fresh Fruit Company, LLC	First lien senior secured term loan	S +	6.50%	10.32%	11/17/2023	11/17/2028	7,215	7,094	7,129	0.30%
Mad Rose Company, LLC (18)	First lien senior secured revolving loan	S +	6.50%	10.51%	12/5/2023	5/7/2026	395	141	141	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Mad Rose Company, LLC	First lien senior secured term loan	S +	6.50%	10.60%	12/5/2023	5/7/2026	2,869	2,861	2,860	0.12%
NutriScience Innovations, LLC (6)(19)	First lien senior secured revolving loan	S +	6.00%	9.67%	7/28/2023	12/31/2026	131	(1)	(1)	0.00%
NutriScience Innovations, LLC	First lien senior secured term loan	S +	6.00%	9.67%	10/15/2024	12/31/2026	1,559	1,556	1,553	0.07%
Premier Produce One, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	11/24/2025	9/21/2030	10,460	(64)	(64)	0.00%
Premier Produce One, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.88%	3/21/2025	9/21/2030	4,272	4,203	4,246	0.18%
Premier Produce One, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.67%	11/24/2025	9/21/2030	3,972	(56)	(49)	0.00%
Premier Produce One, LLC	First lien senior secured term loan	S +	5.00%	8.88%	11/24/2025	9/21/2030	13,714	13,547	13,545	0.57%
Premier Produce One, LLC	First lien senior secured term loan	S +	5.00%	8.67%	3/21/2025	9/21/2030	5,653	5,565	5,584	0.23%
Qin's Buffalo, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.47%	7/28/2023	5/5/2027	74	73	73	0.00%
Qin's Buffalo, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.47%	5/24/2024	5/5/2027	7,898	5,435	5,439	0.23%
Qin's Buffalo, LLC	First lien senior secured revolving loan	S +	5.75%	9.47%	7/28/2023	5/5/2027	38	37	37	0.00%
Qin's Buffalo, LLC	First lien senior secured term loan	S +	5.75%	9.47%	7/28/2023	5/5/2027	520	515	516	0.02%
SCP Beverage Buyer, LLC	First lien senior secured revolving loan	S +	6.00%	10.11%	7/28/2023	5/24/2028	38	37	37	0.00%
SCP Beverage Buyer, LLC	First lien senior secured term loan	S +	5.75%	10.12%	11/3/2025	5/24/2028	8,244	8,184	8,184	0.34%
TruSource Foods LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.76%	12/5/2025	8/1/2031	2,510	(37)	(34)	0.00%
TruSource Foods LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	8/1/2025	8/1/2031	3,334	3,282	3,288	0.14%
TruSource Foods LLC	First lien senior secured revolving loan	S +	5.00%	8.71%	8/1/2025	8/1/2031	1,926	981	985	0.04%
TruSource Foods LLC	First lien senior secured term loan	S +	5.00%	8.76%	12/5/2025	8/1/2031	9,602	9,455	9,471	0.40%
Universal Pure, LLC	First lien senior secured delayed draw term loan	S +	4.50% + 1.75% PIK	10.07%	7/28/2023	10/31/2028	367	362	362	0.02%
Universal Pure, LLC (20)	First lien senior secured revolving loan	S +	4.50% + 1.75% PIK	10.07%	7/28/2023	10/31/2028	7,231	6,945	6,949	0.29%
Universal Pure, LLC	First lien senior secured term loan	S +	4.50% + 1.75% PIK	10.07%	2/26/2025	10/31/2028	17,641	17,338	17,343	0.73%
								88,765	88,912	3.75%
Food products
BPCP WLF Intermedco LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.86%	8/19/2022	8/19/2028	$5,827	$5,735	$5,780	0.24%
BPCP WLF Intermedco LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.89%	12/20/2024	8/19/2028	7,615	1,755	1,766	0.07%
BPCP WLF Intermedco LLC (6)	First lien senior secured revolving loan	S +	6.00%	9.82%	8/19/2022	8/19/2028	3,383	(41)	(27)	0.00%
BPCP WLF Intermedco LLC	First lien senior secured term loan	S +	6.00%	9.82%	2/26/2025	8/19/2028	24,132	23,777	23,936	1.00%
Icelandirect, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	8.92%	12/31/2025	7/31/2029	2,858	(29)	(29)	0.00%
Icelandirect, LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.92%	12/31/2025	7/31/2029	331	(3)	(3)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Icelandirect, LLC	First lien senior secured term loan	S +	5.25%	8.92%	12/31/2025	7/31/2029	1,934	1,914	1,914	0.08%
Starwest Botanicals Acquisition, LLC	First lien senior secured revolving loan	S +	5.25%	9.08%	7/28/2023	4/30/2028	174	166	143	0.01%
Starwest Botanicals Acquisition, LLC	First lien senior secured term loan	S +	5.25%	9.08%	2/26/2025	4/30/2028	783	761	665	0.03%
Sun Orchard, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.37%	8/2/2024	1/8/2029	6,093	6,002	6,034	0.25%
Sun Orchard, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.35%	11/24/2025	1/8/2029	6,851	(86)	(67)	0.00%
Sun Orchard, LLC	First lien senior secured term loan	S +	5.50%	9.35%	11/24/2025	1/8/2029	34,536	34,033	34,200	1.43%
Treat Planet Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.17%	3/7/2025	1/11/2028	2,422	(33)	(15)	0.00%
Treat Planet Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.17%	3/7/2025	1/11/2028	5,499	5,457	5,465	0.23%
Treat Planet Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.17%	9/2/2025	1/11/2028	8,273	8,146	8,222	0.34%
Westminster Cracker Company, Inc	First lien senior secured revolving loan	S +	6.25%	10.07%	8/30/2023	8/30/2026	1,534	224	224	0.01%
Westminster Cracker Company, Inc	First lien senior secured term loan	S +	6.25%	10.07%	8/30/2023	8/30/2026	9,440	9,396	9,399	0.39%
								97,174	97,607	4.08%
Gas utilities
Hydromax USA, LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.99%	2/26/2025	12/30/2027	$109	$107	$108	0.00%
Hydromax USA, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	9.99%	6/3/2025	12/30/2027	1,298	(9)	(8)	0.00%
Hydromax USA, LLC	First lien senior secured revolving loan	S +	6.00%	9.99%	2/26/2025	12/30/2027	228	88	90	0.00%
Hydromax USA, LLC	First lien senior secured term loan	S +	6.00%	9.99%	7/28/2023	12/30/2027	1,178	1,154	1,171	0.05%
								1,340	1,361	0.05%
Health care equipment and supplies
3BC Matrix Acquisition, LLC (6)(21)	First lien senior secured revolving loan	S +	5.50%	9.22%	5/13/2025	5/13/2030	$1,564	$(27)	$(25)	0.00%
3BC Matrix Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.22%	5/13/2025	5/13/2030	4,765	4,679	4,686	0.20%
626 Holdings Equity LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.10%	7/28/2023	2/14/2028	220	218	217	0.01%
626 Holdings Equity LLC	First lien senior secured revolving loan	S +	6.00%	10.31%	7/28/2023	2/14/2028	75	74	74	0.00%
626 Holdings Equity LLC	First lien senior secured term loan	S +	6.00%	10.10%	7/28/2023	2/14/2028	857	849	847	0.04%
Alcresta Buyer, Inc (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.29%	12/4/2025	3/12/2031	36,279	(358)	(357)	(0.01)%
Alcresta Buyer, Inc	First lien senior secured revolving loan	S +	5.50%	9.24%	12/4/2025	3/12/2031	3,155	158	179	0.01%
Alcresta Buyer, Inc	First lien senior secured term loan	S +	5.50%	9.29%	12/4/2025	3/12/2031	28,105	27,675	27,826	1.17%
EMSAR Acquisition LLC	First lien senior secured delayed draw term loan	S +	4.50% + 2.00% PIK	10.43%	7/28/2023	9/30/2027	215	212	203	0.01%
EMSAR Acquisition LLC	First lien senior secured revolving loan	S +	6.50%	10.43%	7/28/2023	9/30/2027	134	132	126	0.01%
EMSAR Acquisition LLC	First lien senior secured term loan	S +	4.50% + 2.00% PIK	10.43%	10/13/2023	9/30/2027	1,042	1,036	983	0.04%
Medical Technology Associates, LLC	First lien senior secured revolving loan	S +	5.50%	9.17%	6/27/2025	7/25/2028	2,981	1,397	1,412	0.06%
Medical Technology Associates, LLC	First lien senior secured term loan	S +	5.50%	9.17%	12/5/2025	7/25/2028	28,278	27,923	28,098	1.18%
Nasco Healthcare Inc.	First lien senior secured revolving loan	S +	5.75%	9.59%	12/13/2024	6/30/2028	2,937	713	718	0.03%

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Nasco Healthcare Inc.	First lien senior secured term loan	S +	5.75%	9.59%	12/13/2024	6/30/2028	11,675	11,593	11,605	0.49%
NWI Merger Sub, Inc (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.84%	12/4/2024	12/4/2029	6,438	(101)	(93)	0.00%
NWI Merger Sub, Inc (6)	First lien senior secured revolving loan	S +	5.00%	8.84%	12/4/2024	12/4/2029	2,495	(39)	(36)	0.00%
NWI Merger Sub, Inc	First lien senior secured term loan	S +	5.00%	8.84%	12/4/2024	12/4/2029	16,784	16,527	16,540	0.69%
SCA Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.60%	2/26/2025	1/20/2027	275	270	245	0.01%
SCA Buyer, LLC	First lien senior secured revolving loan	S +	6.50%	10.60%	7/28/2023	1/20/2027	134	131	119	0.00%
SCA Buyer, LLC	First lien senior secured term loan	S +	6.50%	10.60%	12/16/2024	1/20/2027	739	725	659	0.03%
SCA Buyer, LLC	First lien senior secured term loan	S +	6.50%	10.60%	4/26/2024	1/20/2027	2,815	2,758	2,510	0.11%
Spectrum Solutions, LLC (8)	First lien senior secured delayed draw term loan	18.00%		18.00%	4/10/2025	3/5/2026	134	128	134	0.01%
Spectrum Solutions, LLC (8)	First lien senior secured delayed draw term loan	18.00% PIK		18.00%	5/3/2024	3/5/2026	269	260	267	0.01%
Spectrum Solutions, LLC (8)	First lien senior secured delayed draw term loan	15.00% PIK		18.00%	4/10/2025	3/5/2026	38	36	38	0.00%
Spectrum Solutions, LLC (8)	First lien senior secured delayed draw term loan	15.00% PIK		15.00%	7/28/2023	3/5/2026	135	121	—	0.00%
Spectrum Solutions, LLC (8)	First lien senior secured revolving loan	S +	6.25%	10.28%	7/28/2023	3/5/2026	304	191	(53)	0.00%
Spectrum Solutions, LLC (8)	First lien senior secured term loan	S +	6.25%	10.18%	7/28/2023	3/5/2026	644	584	89	0.00%
Surplus Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.92%	9/30/2024	11/30/2027	4,648	3,204	3,195	0.13%
Surplus Solutions, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.18%	9/9/2025	11/30/2027	2,227	(31)	(25)	0.00%
Surplus Solutions, LLC	First lien senior secured term loan	S +	5.25%	9.18%	9/9/2025	11/30/2027	17,211	16,974	17,013	0.71%
								118,012	117,194	4.94%
Health care providers and services
ADVI Health, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.33%	11/29/2022	11/29/2027	$1,062	$(10)	$(10)	0.00%
ADVI Health, LLC	First lien senior secured term loan	S +	6.50%	10.33%	11/29/2022	11/29/2027	6,055	5,986	5,990	0.25%
Advocate RCM Acquisition Corp (6)	First lien senior secured revolving loan	S +	6.25%	10.02%	12/22/2023	12/22/2026	2,902	(17)	(16)	0.00%
Advocate RCM Acquisition Corp	First lien senior secured term loan	S +	6.25%	10.02%	12/22/2023	12/22/2026	18,226	18,109	18,114	0.76%
Agility Intermediate, Inc	First lien senior secured delayed draw term loan	S +	7.00%	10.93%	7/28/2023	4/15/2026	107	107	102	0.00%
Agility Intermediate, Inc	First lien senior secured revolving loan	S +	7.00%	10.93%	7/28/2023	4/15/2026	134	106	100	0.00%
Agility Intermediate, Inc	First lien senior secured term loan	S +	7.00%	10.93%	7/28/2023	4/15/2026	235	234	222	0.01%
Aligned Dental Management Services, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.16%	2/7/2025	2/7/2030	4,978	1,509	1,515	0.06%
Aligned Dental Management Services, LLC	First lien senior secured revolving loan	S +	5.25%	9.76%	2/7/2025	2/7/2030	1,523	889	891	0.04%
Aligned Dental Management Services, LLC	First lien senior secured term loan	S +	5.25%	9.18%	2/7/2025	2/7/2030	7,891	7,755	7,767	0.33%
AMCP SAMGI Intermediate, Inc (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	12/12/2025	12/12/2031	12,910	(80)	(80)	0.00%
AMCP SAMGI Intermediate, Inc (6)	First lien senior secured revolving loan	S +	5.00%	8.67%	12/12/2025	12/12/2031	3,458	(43)	(43)	0.00%
AMCP SAMGI Intermediate, Inc	First lien senior secured term loan	S +	5.00%	8.67%	12/12/2025	12/12/2031	25,736	25,417	25,414	1.07%

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
AMCP Treatment Intermediate, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	8/29/2025	8/29/2031	6,608	(62)	(49)	0.00%
AMCP Treatment Intermediate, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.67%	8/29/2025	8/29/2031	3,045	(58)	(53)	0.00%
AMCP Treatment Intermediate, LLC	First lien senior secured term loan	S +	5.00%	8.67%	8/29/2025	8/29/2031	17,796	17,454	17,487	0.73%
American Family Care, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.42%	9/10/2025	2/28/2029	7,325	(33)	(53)	0.00%
American Family Care, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.42%	9/10/2025	2/28/2029	5,661	467	519	0.02%
American Family Care, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.42%	9/10/2025	2/28/2029	4,912	(50)	(36)	0.00%
American Family Care, LLC	First lien senior secured term loan	S +	4.75%	8.42%	9/10/2025	2/28/2029	23,104	22,808	22,933	0.96%
ARC Health OPCO, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.64%	10/10/2025	10/10/2030	13,707	2,966	2,966	0.12%
ARC Health OPCO, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.42%	10/10/2025	10/10/2030	2,560	(31)	(31)	0.00%
ARC Health OPCO, LLC	First lien senior secured term loan	S +	4.75%	8.42%	10/10/2025	10/10/2030	9,395	9,281	9,280	0.39%
ASC Ortho Management Company, LLC (8)	First lien senior secured delayed draw term loan	S +	6.50% + 2.50% PIK	12.93%	7/28/2023	12/31/2026	329	323	64	0.00%
ASC Ortho Management Company, LLC (8)	First lien senior secured revolving loan	S +	9.00%	12.84%	9/19/2025	12/31/2026	16	9	9	0.00%
ASC Ortho Management Company, LLC (8)	First lien senior secured revolving loan	S +	9.00%	12.93%	7/28/2023	12/31/2026	38	37	7	0.00%
ASC Ortho Management Company, LLC (8)	First lien senior secured term loan	S +	6.50% + 2.50% PIK	12.93%	7/28/2023	12/31/2026	521	507	101	0.00%
Ascend Plastic Surgery Partners MSO LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.34%	5/3/2024	5/3/2029	20,657	4,697	4,701	0.20%
Ascend Plastic Surgery Partners MSO LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.17%	5/3/2024	5/3/2029	4,197	(56)	(52)	0.00%
Ascend Plastic Surgery Partners MSO LLC	First lien senior secured term loan	S +	5.50%	9.17%	5/3/2024	5/3/2029	6,791	6,693	6,701	0.28%
ASP Global Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.09%	7/31/2024	7/31/2029	19,067	13,291	13,313	0.56%
ASP Global Holdings, LLC	First lien senior secured revolving loan	S +	5.25%	9.06%	7/31/2024	7/31/2029	6,555	5,368	5,376	0.23%
ASP Global Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.09%	7/31/2024	7/31/2029	40,558	40,519	40,004	1.68%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	7/28/2023	12/14/2026	145	144	145	0.01%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	2/26/2025	12/14/2026	667	665	666	0.03%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.16%	6/27/2025	12/14/2026	10,912	10,302	10,347	0.43%
Beacon Oral Specialists Management LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	9/12/2025	12/14/2026	13,666	(39)	(15)	0.00%
Beacon Oral Specialists Management LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.17%	7/28/2023	12/14/2026	188	(1)	—	0.00%
Beacon Oral Specialists Management LLC	First lien senior secured term loan	S +	5.50%	9.17%	7/28/2023	12/14/2026	898	892	897	0.04%
Beghou Consulting, LLC (22)	First lien senior secured revolving loan	S +	4.75%	8.42%	7/28/2023	5/1/2028	2,714	385	386	0.02%
Beghou Consulting, LLC	First lien senior secured term loan	S +	4.75%	8.42%	7/28/2023	5/1/2028	15,080	14,832	14,839	0.62%
BPCP EE Intermedco LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.07%	4/3/2023	4/3/2028	2,018	1,991	1,992	0.08%

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
BPCP EE Intermedco LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.07%	4/3/2023	4/3/2028	2,244		(31)	(30)	0.00%
BPCP EE Intermedco LLC	First lien senior secured term loan	S +	6.25%	10.07%	4/3/2023	4/3/2028	6,363		6,265	6,267	0.26%
Brightview, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.58%	7/28/2023	12/14/2026	47		47	47	0.00%
Brightview, LLC	First lien senior secured revolving loan	S +	5.75%	9.58%	7/28/2023	12/14/2026	52		41	42	0.00%
Brightview, LLC	First lien senior secured term loan	S +	5.75%	9.58%	2/26/2025	12/14/2026	671		670	669	0.03%
Canadian Orthodontic Partners Corp (7)(8)	First lien senior secured delayed draw term loan	17.00%		17.00%	2/26/2025	12/31/2026	C$	35	17	16	0.00%
Canadian Orthodontic Partners Corp (7)(8)	First lien senior secured delayed draw term loan	T +	9.00%	11.62%	2/26/2025	12/31/2026	C$	29	1	(14)	0.00%
Canadian Orthodontic Partners Corp (7)(8)	First lien senior secured delayed draw term loan	T +	9.00% PIK	11.62%	7/28/2023	3/19/2026	C$	372	258	73	0.00%
Canadian Orthodontic Partners Corp (8)	First lien senior secured revolving loan	T +	9.00%	12.93%	7/28/2023	12/31/2026	C$	151	137	41	0.00%
Canadian Orthodontic Partners Corp (7)(8)	First lien senior secured revolving loan	T +	9.00%	11.62%	7/28/2023	12/31/2026	C$	264	184	52	0.00%
Canadian Orthodontic Partners Corp (7)(8)	First lien senior secured revolving loan	T +	9.00% PIK	12.93%	7/28/2023	12/31/2026	C$	101	134	20	0.00%
Canadian Orthodontic Partners Corp (7)(8)	First lien senior secured term loan	T +	9.00%	11.62%	2/26/2025	12/31/2026	C$	307	202	60	0.00%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured revolving loan	S +	5.25%	9.07%	7/28/2023	2/2/2029	5,898		2,959	2,980	0.12%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S +	5.25%	9.07%	7/28/2023	2/2/2029	31,320		30,841	31,069	1.30%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S +	5.25%	9.07%	5/16/2025	2/2/2029	3,546		3,510	3,518	0.15%
CNS Purchaser, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	12/30/2024	12/30/2029	11,025		(66)	(46)	0.00%
CNS Purchaser, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.67%	12/30/2024	12/30/2029	4,246		(51)	(45)	0.00%
CNS Purchaser, LLC	First lien senior secured term loan	S +	5.00%	8.67%	12/30/2024	12/30/2029	38,202		37,725	37,788	1.58%
Community Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.83%	7/28/2023	6/10/2026	162		162	161	0.01%
Community Care Partners, LLC	First lien senior secured revolving loan	S +	6.00%	9.83%	7/28/2023	6/10/2026	75		75	75	0.00%
Community Care Partners, LLC	First lien senior secured term loan	S +	6.00%	9.83%	7/28/2023	6/10/2026	925		924	920	0.04%
DASCO HME, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	6/6/2025	6/6/2030	5,344		414	422	0.02%
DASCO HME, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.17%	6/6/2025	6/6/2030	3,044		(47)	(43)	0.00%
DASCO HME, LLC	First lien senior secured term loan	S +	5.50%	9.17%	6/6/2025	6/6/2030	17,731		17,453	17,482	0.73%
Dermatology Medical Partners OpCo LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.43%	7/28/2023	10/29/2026	64		64	64	0.00%
Dermatology Medical Partners OpCo LLC	First lien senior secured revolving loan	S +	6.50%	10.43%	7/28/2023	10/29/2026	38		29	29	0.00%
Dermatology Medical Partners OpCo LLC	First lien senior secured term loan	S +	6.50%	10.43%	7/28/2023	10/29/2026	257		256	255	0.01%
EH Management Company, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.47%	12/30/2025	7/15/2028	2,505		(15)	(15)	0.00%
EH Management Company, LLC	First lien senior secured term loan	S +	4.75%	8.47%	12/30/2025	7/15/2028	23,784		23,643	23,643	0.99%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	7/28/2023	11/2/2027	16,616		16,460	16,472	0.69%

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	4/9/2024	11/2/2027	13,725	6,761	6,786	0.28%
Endodontic Practice Partners, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	2/14/2025	11/2/2027	4,130	(35)	(35)	0.00%
Endodontic Practice Partners, LLC	First lien senior secured revolving loan	S +	5.50%	9.17%	7/28/2023	11/2/2027	1,956	763	765	0.03%
Endodontic Practice Partners, LLC	First lien senior secured term loan	S +	5.50%	9.17%	7/28/2023	11/2/2027	15,120	14,954	14,989	0.63%
First Steps Recovery Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.62%	11/18/2025	11/18/2030	18,828	(116)	(116)	0.00%
First Steps Recovery Acquisition, LLC	First lien senior secured revolving loan	S +	4.75%	8.62%	11/18/2025	11/18/2030	4,476	840	840	0.04%
First Steps Recovery Acquisition, LLC	First lien senior secured term loan	S +	4.75%	8.62%	11/18/2025	11/18/2030	15,240	15,054	15,052	0.63%
FYZICAL Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	9.22%	6/26/2024	6/26/2028	2,710	1,575	1,578	0.07%
FYZICAL Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.22%	6/26/2024	6/26/2028	18,719	18,513	18,541	0.78%
Geriatric Medical and Surgical Supply, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.17%	7/28/2023	6/21/2027	300	—	—	0.00%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured term loan	S +	5.50%	9.17%	2/26/2025	6/21/2027	19,722	19,565	19,714	0.83%
Golden Bear PT Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.93%	2/26/2025	10/22/2026	172	171	171	0.01%
Golden Bear PT Partners, LLC	First lien senior secured revolving loan	S +	6.00%	9.91%	7/28/2023	10/22/2026	38	20	20	0.00%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S +	6.00%	9.93%	7/28/2023	10/22/2026	1,476	1,465	1,464	0.06%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.33%	7/28/2023	8/20/2026	49	49	49	0.00%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.33%	2/26/2025	8/20/2026	315	315	314	0.01%
Guardian Dentistry Practice Management, LLC	First lien senior secured revolving loan	P +	4.50%	11.25%	4/30/2024	8/20/2027	4,188	811	815	0.03%
Guardian Dentistry Practice Management, LLC	First lien senior secured term loan	S +	5.50%	9.33%	7/28/2023	8/20/2027	380	379	378	0.02%
H2 Holdco, Inc	First lien senior secured delayed draw term loan	S +	6.00%	10.30%	7/28/2023	5/5/2028	7,145	7,014	7,074	0.30%
H2 Holdco, Inc	First lien senior secured delayed draw term loan	S +	6.00%	10.13%	6/25/2024	5/5/2028	18,883	14,154	14,179	0.59%
H2 Holdco, Inc (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.10%	12/20/2024	5/5/2028	7,560	(89)	(75)	0.00%
H2 Holdco, Inc (23)	First lien senior secured revolving loan	S +	6.00%	10.26%	7/28/2023	5/5/2028	2,544	1,477	1,498	0.06%
H2 Holdco, Inc	First lien senior secured term loan	S +	6.00%	10.30%	7/28/2023	5/5/2028	17,791	17,429	17,614	0.74%
H2 Holdco, Inc	First lien senior secured term loan	S +	6.00%	10.10%	12/20/2024	5/5/2028	898	888	889	0.04%
IMA Group Management Company, LLC	First lien senior secured delayed draw term loan	S +	6.75%	10.47%	7/28/2023	6/30/2028	10	10	10	0.00%
IMA Group Management Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.75%	10.58%	9/25/2025	6/30/2028	4,088	(32)	(25)	0.00%
IMA Group Management Company, LLC	First lien senior secured revolving loan	S +	6.75%	10.59%	7/28/2023	6/30/2028	35	17	17	0.00%
IMA Group Management Company, LLC	First lien senior secured term loan	S +	6.75%	10.58%	9/25/2025	6/30/2028	1,542	1,524	1,532	0.06%
Innovate 32 Services, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.59%	10/29/2025	10/29/2031	19,773	(120)	(120)	(0.01)%
Innovate 32 Services, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.59%	10/29/2025	10/29/2031	2,436	(30)	(30)	0.00%
Innovate 32 Services, LLC	First lien senior secured term loan	S +	4.75%	8.59%	10/29/2025	10/29/2031	6,539	6,459	6,458	0.27%

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Inreach Intermediate Holdings II, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.74%	12/11/2025	12/11/2030	5,033	(37)	(37)	0.00%
Inreach Intermediate Holdings II, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.74%	12/11/2025	12/11/2030	1,700	(25)	(25)	0.00%
Inreach Intermediate Holdings II, LLC	First lien senior secured term loan	S +	5.00%	8.74%	12/11/2025	12/11/2030	10,020	9,872	9,870	0.41%
IPC Pain Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.22%	7/28/2023	5/19/2027	9,756	9,720	9,708	0.41%
IPC Pain Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.23%	7/28/2023	5/19/2027	1,140	(6)	(6)	0.00%
IPC Pain Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.23%	12/22/2025	5/19/2027	2,641	2,628	2,628	0.11%
IPC Pain Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.22%	2/26/2025	5/19/2027	2,872	2,854	2,858	0.12%
MS Pain, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	12/4/2024	12/4/2029	6,038	(95)	(87)	0.00%
MS Pain, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.17%	12/4/2024	12/4/2029	861	(14)	(13)	0.00%
MS Pain, LLC	First lien senior secured term loan	S +	5.50%	9.17%	12/4/2024	12/4/2029	3,347	3,293	3,296	0.14%
MWEC Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.22%	2/14/2023	2/14/2028	1,422	425	432	0.02%
MWEC Management, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.22%	7/3/2024	2/14/2028	2,532	(22)	(20)	0.00%
MWEC Management, LLC	First lien senior secured revolving loan	S +	5.50%	9.22%	2/14/2023	2/14/2028	1,924	1,240	1,251	0.05%
MWEC Management, LLC	First lien senior secured term loan	S +	5.50%	9.22%	2/26/2025	2/14/2028	14,733	14,520	14,617	0.61%
Network Partners Acquisitions, LLC (6)	First lien senior secured revolving loan	S +	6.00%	9.93%	7/28/2023	12/30/2026	38	—	—	0.00%
Network Partners Acquisitions, LLC	First lien senior secured term loan	S +	6.00%	9.93%	7/28/2023	12/30/2026	158	158	157	0.01%
New SEES Holdings, LLC	First lien senior secured term loan	S +	7.25%	10.92%	10/31/2025	6/30/2028	5,751	4,414	5,446	0.23%
OneCare LTC, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.35%	11/14/2025	11/14/2028	2,121	(25)	(25)	0.00%
OneCare LTC, LLC	First lien senior secured term loan	S +	5.50%	9.35%	11/14/2025	11/14/2028	18,270	18,049	18,046	0.76%
P1 DENTAL MSO, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	1/31/2025	1/31/2030	5,102	2,464	2,471	0.10%
P1 DENTAL MSO, LLC	First lien senior secured revolving loan	S +	5.00%	8.79%	1/31/2025	1/31/2030	1,522	584	586	0.02%
P1 DENTAL MSO, LLC	First lien senior secured term loan	S +	5.00%	8.84%	1/31/2025	1/31/2030	19,019	18,708	18,730	0.79%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.16%	2/26/2025	3/31/2026	57	57	55	0.00%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	10.84%	7/28/2023	3/31/2026	511	510	498	0.02%
Peak Dental Services, LLC	First lien senior secured revolving loan	S +	6.75%	10.68%	7/28/2023	3/31/2026	133	66	63	0.00%
Peak Dental Services, LLC	First lien senior secured term loan	S +	6.75%	10.72%	10/3/2025	3/31/2026	626	624	611	0.03%
Peak Investment Holdings, LLC	First lien senior secured revolving loan	S +	0.50% + 7.50% PIK	11.93%	7/28/2023	12/31/2026	355	288	283	0.01%
Peak Investment Holdings, LLC	First lien senior secured term loan	S +	7.50% PIK	11.43%	2/26/2025	12/31/2026	1,332	1,331	1,304	0.05%
PharmaForceIQ INC. (6)	First lien senior secured revolving loan	S +	5.25%	9.09%	8/2/2024	8/2/2029	2,093	(30)	(26)	0.00%
PharmaForceIQ INC.	First lien senior secured term loan	S +	5.25%	9.09%	10/31/2025	8/2/2029	14,737	14,523	14,558	0.61%
PRM Management Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.75%	10.69%	1/25/2024	1/25/2029	1,180	(22)	(22)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
PRM Management Company, LLC (6)	First lien senior secured revolving loan	S +	6.75%	10.69%	1/25/2024	1/25/2029	789	(15)	(14)	0.00%
PRM Management Company, LLC	First lien senior secured term loan	S +	6.75%	10.69%	1/25/2024	1/25/2029	4,035	3,950	3,952	0.17%
Purpose Home Health Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.95%	12/23/2024	11/3/2027	9,069	952	961	0.04%
Purpose Home Health Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.74%	3/8/2024	11/3/2027	8,000	7,929	7,943	0.33%
Purpose Home Health Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.41%	7/28/2023	11/3/2027	6,695	6,626	6,648	0.28%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.75%	9.45%	7/28/2023	11/3/2027	1,956	(20)	(14)	0.00%
Purpose Home Health Acquisition, LLC	First lien senior secured term loan	S +	5.75%	9.45%	2/26/2025	11/3/2027	17,333	17,159	17,210	0.72%
RQM Buyer, Inc	First lien senior secured delayed draw term loan	S +	2.00% + 4.75% PIK	10.68%	2/26/2025	8/12/2026	86	85	63	0.00%
RQM Buyer, Inc	First lien senior secured revolving loan	S +	2.00% + 4.75% PIK	10.68%	7/28/2023	8/12/2026	130	128	95	0.00%
RQM Buyer, Inc	First lien senior secured term loan	S +	2.00% + 4.75% PIK	10.68%	7/28/2023	8/12/2026	1,732	1,715	1,270	0.05%
RQM Buyer, Inc	First lien senior secured term loan	S +	2.00% + 4.75% PIK	10.68%	2/26/2025	8/12/2026	52	52	38	0.00%
Sage Dental Management, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.42%	12/15/2025	12/15/2031	11,178	46	49	0.00%
Sage Dental Management, LLC	First lien senior secured revolving loan	S +	4.75%	8.42%	12/15/2025	12/15/2031	8,220	1,337	1,337	0.06%
Sage Dental Management, LLC	First lien senior secured term loan	S +	4.75%	8.42%	12/15/2025	12/15/2031	57,663	56,943	56,943	2.39%
SCP ENT and Allergy Services, LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.93%	7/28/2023	3/25/2027	154	153	154	0.01%
SCP ENT and Allergy Services, LLC	First lien senior secured revolving loan	S +	6.00%	9.93%	7/28/2023	3/25/2027	256	190	191	0.01%
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	S +	6.00%	9.98%	7/16/2025	3/25/2027	922	919	921	0.04%
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	S +	6.00%	9.98%	2/26/2025	3/25/2027	2,698	2,681	2,695	0.11%
SCP OMS Services, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.69%	3/7/2025	3/7/2030	9,961	3,762	3,796	0.16%
SCP OMS Services, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.67%	3/7/2025	3/7/2030	2,645	(33)	(29)	0.00%
SCP OMS Services, LLC	First lien senior secured term loan	S +	5.00%	8.67%	3/7/2025	3/7/2030	5,653	5,581	5,590	0.23%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.58%	7/28/2023	10/29/2026	174	173	173	0.01%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.58%	4/22/2024	10/29/2026	17,129	14,074	14,063	0.59%
Signature Dental Partners LLC	First lien senior secured revolving loan	S +	5.75%	11.09%	7/28/2023	10/29/2026	38	28	28	0.00%
Signature Dental Partners LLC	First lien senior secured term loan	S +	5.75%	9.58%	4/22/2024	10/29/2026	4,220	4,196	4,195	0.18%

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Signature MD, Inc	First lien senior secured delayed draw term loan	S +	5.75%	9.42%	7/15/2024	7/15/2027	6,932	4,892	4,897	0.21%
Signature MD, Inc (6)	First lien senior secured revolving loan	S +	5.75%	9.42%	7/15/2024	7/15/2027	3,297	(21)	(19)	0.00%
Signature MD, Inc	First lien senior secured term loan	S +	5.75%	9.42%	7/15/2024	7/15/2027	18,164	18,032	18,056	0.76%
Silver Falls MSO, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.36%	10/22/2025	12/31/2028	4,305	(37)	(37)	0.00%
Silver Falls MSO, LLC	First lien senior secured revolving loan	S +	5.50%	10.62%	10/22/2025	12/31/2028	1,523	444	444	0.02%
Silver Falls MSO, LLC	First lien senior secured term loan	S +	5.50%	9.36%	10/22/2025	12/31/2028	10,512	10,418	10,422	0.44%
SimiTree Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.25% + 1.75 PIK	11.10%	7/28/2023	5/17/2026	4	4	4	0.00%
SimiTree Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.25% + 1.75 PIK	11.10%	2/26/2025	5/17/2026	886	884	881	0.04%
SimiTree Acquisition, LLC	First lien senior secured revolving loan	S +	7.00%	11.10%	7/28/2023	5/17/2026	178	49	49	0.00%
SimiTree Acquisition, LLC	First lien senior secured term loan	S +	5.25% + 1.75 PIK	11.10%	2/26/2025	5/17/2026	1,239	1,236	1,232	0.05%
SIMKO Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.93%	7/28/2023	4/7/2027	180	178	178	0.01%
SIMKO Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.01%	9/19/2023	4/7/2027	6,735	6,671	6,673	0.28%
SIMKO Merger Sub LLC	First lien senior secured revolving loan	S +	6.00%	10.01%	7/28/2023	4/7/2027	56	28	28	0.00%
SIMKO Merger Sub LLC	First lien senior secured term loan	S +	6.00%	9.93%	7/28/2023	4/7/2027	638	632	632	0.03%
Southeast Primary Care Partners, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.71%	12/16/2025	12/30/2027	508	(4)	(4)	0.00%
Southeast Primary Care Partners, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.71%	12/16/2025	12/30/2027	225	(2)	(2)	0.00%
Southeast Primary Care Partners, LLC	First lien senior secured term loan	S +	5.00%	8.71%	12/16/2025	12/30/2027	838	831	831	0.03%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.92%	7/28/2023	7/27/2026	185	185	185	0.01%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.92%	5/17/2024	7/27/2026	7,112	7,094	7,108	0.30%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.92%	6/26/2025	7/27/2026	8,257	3,548	3,558	0.15%
Southern Orthodontic Partners Management, LLC	First lien senior secured revolving loan	S +	5.25%	8.94%	7/28/2023	7/27/2026	171	21	21	0.00%
Southern Orthodontic Partners Management, LLC	First lien senior secured term loan	S +	5.25%	8.92%	5/17/2024	7/27/2026	2,993	2,986	2,991	0.13%
Southern Sports Medicine Partners, LLC	First lien senior secured revolving loan	S +	8.00% PIK	12.10%	7/28/2023	2/23/2027	63	34	33	0.00%
Southern Sports Medicine Partners, LLC	First lien senior secured term loan	S +	8.00% PIK	12.10%	7/28/2023	2/23/2027	742	728	716	0.03%
Spa Medicca, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.34%	8/8/2025	8/8/2030	5,576	(103)	(94)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Spa Medicca, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.34%	8/8/2025	8/8/2030	1,624	(30)	(27)	0.00%
Spa Medicca, LLC	First lien senior secured term loan	S +	5.50%	9.34%	8/8/2025	8/8/2030	4,820	4,729	4,737	0.20%
Spear Education Holdings, LLC	First lien senior secured revolving loan	S +	5.25%	9.07%	6/26/2024	12/15/2028	7,290	3,439	3,448	0.14%
Spear Education Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.07%	6/26/2024	12/15/2028	46,906	46,473	46,556	1.95%
Star Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.22%	12/22/2023	12/22/2028	10,903	10,720	10,777	0.45%
Star Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.22%	11/8/2024	12/22/2028	12,069	5,984	5,997	0.25%
Star Dental Partners LLC	First lien senior secured revolving loan	S +	5.50%	9.22%	12/22/2023	12/22/2028	1,451	846	854	0.04%
Star Dental Partners LLC	First lien senior secured term loan	S +	5.50%	9.22%	11/8/2024	12/22/2028	15,075	14,828	14,901	0.62%
The Chempetitve Group, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.22%	3/22/2024	3/22/2029	11,983	1,323	1,335	0.06%
The Chempetitve Group, LLC	First lien senior secured revolving loan	S +	5.50%	9.22%	3/22/2024	3/22/2029	3,414	297	301	0.01%
The Chempetitve Group, LLC	First lien senior secured term loan	S +	5.50%	9.22%	2/26/2025	3/22/2029	13,534	13,339	13,356	0.56%
Therapy2000 Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	9/12/2025	9/12/2030	5,232	(31)	(19)	0.00%
Therapy2000 Acquisition, LLC	First lien senior secured revolving loan	S +	5.00%	8.67%	9/12/2025	9/12/2030	2,258	575	580	0.02%
Therapy2000 Acquisition, LLC	First lien senior secured term loan	S +	5.00%	8.67%	9/12/2025	9/12/2030	10,072	9,951	9,971	0.42%
Transitions Intermediate Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	9.72%	10/25/2024	10/25/2027	687	(8)	(5)	0.00%
Transitions Intermediate Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.00%	9.72%	12/19/2025	10/25/2027	2,097	(19)	(15)	0.00%
Transitions Intermediate Holdings, LLC	First lien senior secured term loan	S +	6.00%	9.72%	12/19/2025	10/25/2027	10,483	10,367	10,409	0.44%
US Foot and Ankle Specialists, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.68%	2/26/2025	9/15/2026	13,894	13,846	13,851	0.58%
US Foot and Ankle Specialists, LLC (6)	First lien senior secured revolving loan	S +	5.75%	9.68%	9/15/2022	9/15/2026	2,699	(10)	(9)	0.00%
US Foot and Ankle Specialists, LLC	First lien senior secured term loan	S +	5.75%	9.68%	2/26/2025	9/15/2026	19,274	19,188	19,190	0.80%
Varsity DuvaSawko Operating Corp (24)	First lien senior secured revolving loan	S +	5.00%	8.84%	8/27/2025	5/27/2027	4,568	1,512	1,520	0.06%
Varsity DuvaSawko Operating Corp	First lien senior secured term loan	S +	5.00%	8.84%	8/27/2025	5/27/2027	44,836	44,744	44,819	1.88%
Varsity Rejuvenate Management, LLC	First lien senior secured delayed draw term loan	S +	6.75%	10.57%	12/29/2023	9/1/2028	3,258	3,204	3,206	0.13%
Varsity Rejuvenate Management, LLC (6)	First lien senior secured revolving loan	S +	6.75%	10.57%	12/29/2023	9/1/2028	1,245	(22)	(20)	0.00%
Varsity Rejuvenate Management, LLC	First lien senior secured term loan	S +	6.75%	10.57%	2/26/2025	9/1/2028	5,898	5,790	5,805	0.24%
VersiCare Management LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.99%	11/25/2024	11/25/2029	4,529	623	629	0.03%
VersiCare Management LLC	First lien senior secured revolving loan	S +	5.25%	9.11%	11/25/2024	11/25/2029	1,505	538	541	0.02%
VersiCare Management LLC	First lien senior secured term loan	S +	5.25%	8.92%	11/25/2024	11/25/2029	7,771	7,640	7,652	0.32%
VetEvolve Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.47%	10/12/2023	10/12/2028	11,527	11,355	11,363	0.48%
VetEvolve Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.47%	7/8/2025	10/12/2028	16,520	4,281	4,312	0.18%
VetEvolve Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.75%	9.59%	10/12/2023	10/12/2028	3,067	(46)	(22)	0.00%
VetEvolve Holdings, LLC	First lien senior secured term loan	S +	5.75%	9.59%	7/8/2025	10/12/2028	11,587	11,406	11,505	0.48%

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Vital Geriatrics Group Buyer, Inc (6)	First lien senior secured revolving loan	S +	4.75%	8.59%	8/15/2025	8/15/2031	2,408	(34)	(29)	0.00%
Vital Geriatrics Group Buyer, Inc	First lien senior secured term loan	S +	4.75%	8.59%	8/15/2025	8/15/2031	10,568	10,414	10,437	0.44%
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.92%	7/28/2023	10/29/2027	315	312	312	0.01%
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.92%	2/26/2025	10/29/2027	24,401	24,184	24,217	1.02%
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.95%	11/14/2025	10/29/2027	6,411	1,776	1,787	0.07%
Western Veterinary Partners LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.92%	7/28/2023	10/29/2027	24	—	—	0.00%
Western Veterinary Partners LLC	First lien senior secured term loan	S +	5.25%	8.92%	9/27/2024	10/29/2027	9,300	9,214	9,230	0.39%
								1,071,398	1,072,428	44.98%
Health care technology
AHR Intermediate, Inc	First lien senior secured delayed draw term loan	S +	5.75%	9.42%	7/28/2023	7/29/2027	$5,190	$5,165	$5,172	0.22%
AHR Intermediate, Inc	First lien senior secured delayed draw term loan	S +	5.75%	9.42%	12/16/2024	7/29/2027	7,892	737	759	0.03%
AHR Intermediate, Inc (6)	First lien senior secured delayed draw term loan	S +	5.75%	9.42%	5/19/2025	7/29/2027	871	(3)	(3)	0.00%
AHR Intermediate, Inc	First lien senior secured revolving loan	S +	5.50%	9.19%	5/19/2025	7/29/2027	9,888	1,129	1,152	0.05%
AHR Intermediate, Inc	First lien senior secured term loan	S +	5.75%	9.42%	2/26/2025	7/29/2027	31,694	31,541	31,585	1.32%
ELMC RX Solutions, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	10/1/2025	10/1/2030	4,305	(73)	(65)	0.00%
ELMC RX Solutions, LLC	First lien senior secured revolving loan	S +	5.50%	9.36%	10/1/2025	10/1/2030	914	91	93	0.00%
ELMC RX Solutions, LLC	First lien senior secured term loan	S +	5.50%	9.17%	10/1/2025	10/1/2030	3,584	3,523	3,530	0.15%
Gifthealth, Inc. (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.84%	7/29/2025	7/29/2028	7,994	(34)	(19)	0.00%
Gifthealth, Inc. (6)	First lien senior secured revolving loan	S +	5.00%	8.84%	7/29/2025	7/29/2028	2,841	(24)	(20)	0.00%
Gifthealth, Inc.	First lien senior secured term loan	S +	5.00%	8.84%	7/29/2025	7/29/2028	9,272	9,187	9,206	0.39%
Millennia Patient Services, LLC	First lien senior secured revolving loan	S +	6.00%	9.93%	7/28/2023	9/8/2027	134	53	53	0.00%
Millennia Patient Services, LLC	First lien senior secured term loan	S +	6.00%	9.93%	10/1/2025	9/8/2027	1,677	1,669	1,666	0.07%
								52,961	53,109	2.23%
Household durables
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	9/26/2022	9/26/2027	$2,947	$2,915	$2,940	0.12%
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	10/20/2023	9/26/2027	2,291	2,273	2,286	0.10%
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.22%	9/30/2025	9/26/2027	8,788	4,795	4,811	0.20%
CPS Power Buyer, LLC (25)	First lien senior secured revolving loan	S +	5.50%	9.25%	9/30/2025	9/26/2027	4,406	1,016	1,046	0.04%
CPS Power Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.17%	9/30/2025	9/26/2027	19,664	19,459	19,614	0.82%
Kravet Design LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.67%	11/26/2024	11/26/2030	4,349	(53)	(46)	0.00%
Kravet Design LLC	First lien senior secured term loan	S +	5.00%	8.67%	11/26/2024	11/26/2030	18,636	18,393	18,425	0.77%
Kwalu, LLC	First lien senior secured revolving loan	S +	5.75%	10.13%	9/23/2022	9/23/2027	5,061	1,644	1,661	0.07%

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Kwalu, LLC	First lien senior secured term loan	S +	5.75%	9.77%	12/31/2024	9/23/2027	29,967	29,699	29,815	1.25%
MacKenzie Childs Acquisition, Inc (6)	First lien senior secured revolving loan	S +	5.50%	9.49%	9/2/2022	9/2/2027	3,374	(17)	(15)	0.00%
MacKenzie Childs Acquisition, Inc	First lien senior secured term loan	S +	5.50%	9.32%	9/2/2022	9/2/2027	15,633	15,552	15,560	0.65%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.67%	1/12/2024	1/23/2028	1,972	1,945	1,956	0.08%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.67%	1/23/2023	1/23/2028	5,684	5,593	5,639	0.24%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.67%	7/29/2024	1/23/2028	5,695	5,625	5,650	0.24%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.08%	11/27/2024	1/23/2028	3,559	2,195	2,199	0.09%
Renovation Systems, LLC	First lien senior secured revolving loan	S +	6.00%	9.88%	1/12/2024	1/23/2028	2,633	2,591	2,612	0.11%
Renovation Systems, LLC	First lien senior secured term loan	S +	6.00%	9.67%	11/27/2024	1/23/2028	32,368	31,916	32,112	1.35%
Storm Smart Buyer LLC	First lien senior secured revolving loan	S +	5.00%	8.67%	12/31/2025	10/5/2028	131	64	64	0.00%
Storm Smart Buyer LLC	First lien senior secured term loan	S +	5.00%	8.67%	12/31/2025	10/5/2028	882	874	874	0.04%
Trademark Global, LLC	First lien senior secured revolving loan	S +	8.50%	12.43%	7/28/2023	6/30/2027	113	87	19	0.00%
Trademark Global, LLC	First lien senior secured revolving loan	S +	8.50% PIK	12.43%	7/28/2023	6/30/2027	35	32	11	0.00%
Trademark Global, LLC	First lien senior secured term loan	S +	8.50%	12.43%	7/28/2023	6/30/2027	2,465	2,216	809	0.03%
								148,814	148,042	6.20%
Industrial Conglomerates
Hultec Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	9.46%	7/28/2023	3/31/2029	$3,915	$3,140	$3,142	0.13%
Hultec Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.32%	7/28/2023	3/31/2029	14,126	13,838	13,854	0.58%
								16,978	16,996	0.71%
Insurance
Superior Insurance Partners LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.75%	10/25/2024	10/25/2029	$15,177	$10,877	$10,897	0.46%
Superior Insurance Partners LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.70%	10/25/2024	10/25/2029	1,347	(21)	(19)	0.00%
Superior Insurance Partners LLC	First lien senior secured term loan	S +	5.00%	8.70%	10/25/2024	10/25/2029	9,259	9,107	9,119	0.38%
								19,963	19,997	0.84%
Interactive Media & Services
Duggal Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.42%	9/30/2024	9/30/2030	$5,224	$(41)	$(32)	0.00%
Duggal Acquisition, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.42%	9/30/2024	9/30/2030	7,319	(116)	(106)	0.00%
Duggal Acquisition, LLC	First lien senior secured term loan	S +	4.75%	8.42%	9/30/2024	9/30/2030	20,375	20,033	20,070	0.84%
								19,876	19,932	0.84%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC	First lien senior secured revolving loan	S +	7.00%	10.82%	7/28/2023	2/18/2026	$191	$133	$80	0.00%
Aquatic Sales Solutions, LLC	First lien senior secured term loan	S +	7.00%	10.82%	2/26/2025	2/18/2026	2,669	2,663	1,919	0.08%
DealerOn Holdco, Inc (6)	First lien senior secured revolving loan	S +	6.25%	10.08%	7/28/2023	5/19/2026	314	(1)	(1)	0.00%
DealerOn Holdco, Inc	First lien senior secured term loan	S +	6.25%	10.08%	9/25/2024	5/19/2026	20,388	20,388	20,316	0.85%

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
								23,183	22,314	0.93%
IT services
BSC Top Shelf Blocker LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.97%	6/28/2024	6/28/2029	$2,256	$(28)	$(25)	0.00%
BSC Top Shelf Blocker LLC	First lien senior secured term loan	S +	5.25%	8.97%	6/28/2024	6/28/2029	15,910	15,695	15,721	0.66%
Dynamic Campus Acquisition, Inc. (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.42%	2/14/2025	2/14/2031	10,220	(131)	(114)	0.00%
Dynamic Campus Acquisition, Inc. (6)	First lien senior secured revolving loan	S +	4.75%	8.42%	2/14/2025	2/14/2031	3,044	(39)	(34)	0.00%
Dynamic Campus Acquisition, Inc.	First lien senior secured term loan	S +	4.75%	8.42%	2/14/2025	2/14/2031	11,158	11,011	11,029	0.46%
E-Phoenix Acquisition Co. Inc (6)	First lien senior secured revolving loan	S +	5.25%	8.92%	11/24/2025	6/23/2030	2,984	(22)	(22)	0.00%
E-Phoenix Acquisition Co. Inc	First lien senior secured term loan	S +	5.25%	8.92%	11/24/2025	6/23/2030	18,557	18,421	18,420	0.77%
FreshAddress, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.07%	7/28/2023	4/5/2026	30	—	—	0.00%
FreshAddress, LLC	First lien senior secured term loan	S +	5.25%	9.07%	7/28/2023	4/5/2026	1,630	1,628	1,626	0.07%
Icreon Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.43%	7/28/2023	10/26/2027	1,071	(15)	(16)	0.00%
Icreon Holdings, LLC	First lien senior secured term loan	S +	6.50%	10.43%	12/15/2023	10/26/2027	11,241	11,066	11,073	0.46%
Livefront, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.73%	12/12/2025	12/5/2030	4,188	(62)	(62)	0.00%
Livefront, LLC	First lien senior secured revolving loan	S +	5.00%	8.73%	12/12/2025	12/5/2030	2,991	404	405	0.02%
Livefront, LLC	First lien senior secured term loan	S +	5.00%	8.73%	12/12/2025	12/5/2030	10,863	10,702	10,700	0.45%
Milestone Technologies, Inc (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	8/22/2025	8/22/2031	2,918	(19)	(14)	0.00%
Milestone Technologies, Inc (6)	First lien senior secured revolving loan	S +	5.00%	8.67%	8/22/2025	8/22/2031	2,595	(37)	(32)	0.00%
Milestone Technologies, Inc	First lien senior secured term loan	S +	5.00%	8.67%	8/22/2025	8/22/2031	20,232	19,939	19,980	0.84%
P and R Dental Strategies, LLC	First lien senior secured revolving loan	S +	5.50%	9.43%	7/28/2023	12/22/2026	23	8	8	0.00%
P and R Dental Strategies, LLC	First lien senior secured term loan	S +	5.50%	9.43%	7/28/2023	12/22/2026	614	612	611	0.03%
Palmetto Technology Group, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.72%	1/3/2024	1/3/2029	10,697	10,546	10,600	0.44%
Palmetto Technology Group, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.72%	2/26/2024	1/3/2029	9,353	9,217	9,268	0.39%
Palmetto Technology Group, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.72%	5/20/2025	1/3/2029	11,314	6,774	6,790	0.28%
Palmetto Technology Group, LLC (6)(26)	First lien senior secured revolving loan	S +	5.00%	8.72%	1/3/2024	1/3/2029	2,860	(40)	(26)	0.00%
Palmetto Technology Group, LLC	First lien senior secured term loan	S +	5.00%	8.72%	2/26/2025	1/3/2029	6,245	6,152	6,189	0.26%
								121,782	122,075	5.13%
Leisure equipment and products
MacNeill Pride Group Corp	First lien senior secured delayed draw term loan	S +	6.25%	10.18%	7/28/2023	4/22/2026	$293	$293	$293	0.01%
MacNeill Pride Group Corp	First lien senior secured delayed draw term loan	S +	6.25%	10.18%	2/26/2025	4/22/2026	50	50	50	0.00%
MacNeill Pride Group Corp (6)	First lien senior secured revolving loan	S +	6.25%	10.18%	7/28/2023	4/22/2026	287	—	—	0.00%
MacNeill Pride Group Corp	First lien senior secured term loan	S +	6.25%	10.18%	2/26/2025	4/22/2026	787	786	786	0.03%

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
PHGP MB Purchaser, Inc	First lien senior secured delayed draw term loan	S +	6.00% + 0.50% PIK	10.43%	7/28/2023	5/20/2027		78	77	70	0.00%
PHGP MB Purchaser, Inc (27)	First lien senior secured revolving loan	S +	6.00% + 0.50% PIK	10.43%	7/28/2023	5/20/2027		75	11	5	0.00%
PHGP MB Purchaser, Inc	First lien senior secured term loan	S +	6.00% + 0.50% PIK	10.43%	7/28/2023	5/20/2027		1,051	1,041	949	0.04%
TruBlue LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	8.97%	1/11/2024	1/11/2029		2,331	(28)	(26)	0.00%
TruBlue LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.97%	1/11/2024	1/11/2029		1,430	(17)	(16)	0.00%
TruBlue LLC	First lien senior secured term loan	S +	5.25%	8.97%	1/11/2024	1/11/2029		5,121	5,053	5,058	0.21%
									7,266	7,169	0.29%
Life sciences tools and services
Aptitude Health Holdings, LLC	First lien senior secured revolving loan	S +	5.00%	6.00%	12/10/2025	5/3/2028		$267	$44	$44	0.00%
Aptitude Health Holdings, LLC	First lien senior secured term loan	S +	5.00%	8.67%	12/10/2025	5/3/2028		1,072	1,069	1,069	0.04%
CR Services Intermediate, LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.33%	7/28/2023	7/28/2028		132	129	120	0.01%
CR Services Intermediate, LLC	First lien senior secured revolving loan	S +	6.50%	10.43%	7/28/2023	7/28/2028		39	27	24	0.00%
CR Services Intermediate, LLC	First lien senior secured term loan	S +	6.50%	10.33%	7/28/2023	7/28/2028		242	235	221	0.01%
CR Services Intermediate, LLC (7)	First lien senior secured term loan	S +	6.50%	10.33%	7/28/2023	7/28/2028	C$	242	235	221	0.01%
ERG Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.07%	2/26/2024	8/31/2027		354	352	279	0.01%
ERG Buyer, LLC	First lien senior secured revolving loan	S +	6.25%	10.07%	2/26/2024	8/31/2027		5,406	5,367	4,263	0.18%
ERG Buyer, LLC	First lien senior secured term loan	S +	6.25%	10.07%	6/14/2024	8/31/2027		37,252	37,146	29,375	1.23%
Health and Wellness Partners LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.84%	3/12/2025	3/12/2030		5,808	(84)	(77)	0.00%
Health and Wellness Partners LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.84%	3/12/2025	3/12/2030		2,480	(36)	(33)	0.00%
Health and Wellness Partners LLC	First lien senior secured term loan	S +	5.00%	8.84%	3/12/2025	3/12/2030		21,617	21,287	21,316	0.89%
VIT Nyckel Acquisition AB (6)	First lien senior secured revolving loan	S +	4.50%	8.23%	12/18/2025	12/18/2031		2,719	(34)	(34)	0.00%
VIT Nyckel Acquisition AB	First lien senior secured term loan	S +	4.50%	8.23%	12/18/2025	12/18/2031		8,016	7,916	7,916	0.33%
									73,653	64,704	2.71%
Machinery
Abrasive Technology Intermediate, LLC	First lien senior secured revolving loan	S +	6.25%	10.08%	7/28/2023	10/30/2027		$173	$33	$32	0.00%
Abrasive Technology Intermediate, LLC	First lien senior secured term loan	S +	6.25%	10.08%	10/29/2025	10/30/2027		2,205	2,192	2,176	0.09%

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Baker Manufacturing Company, LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.97%	11/1/2024	11/1/2028	2,898	(34)	(28)	0.00%
Baker Manufacturing Company, LLC	First lien senior secured term loan	S +	5.25%	8.97%	11/1/2024	11/1/2028	17,116	16,919	16,950	0.71%
DNS-IMI Acquisition Corp (6)	First lien senior secured revolving loan	S +	5.25%	9.07%	7/28/2023	11/23/2026	56	—	—	0.00%
DNS-IMI Acquisition Corp	First lien senior secured term loan	S +	5.25%	9.07%	7/28/2023	11/23/2026	1,332	1,328	1,326	0.06%
Double E Company, LLC	First lien senior secured revolving loan	S +	6.25%	10.07%	2/26/2025	6/21/2028	3,110	1,703	1,565	0.07%
Double E Company, LLC	First lien senior secured term loan	S +	4.00% + 2.25% PIK	10.07%	8/11/2025	6/21/2028	793	771	750	0.03%
Double E Company, LLC	First lien senior secured term loan	S +	4.00% + 2.25% PIK	10.07%	2/26/2025	6/21/2028	18,981	18,665	17,970	0.75%
Kittyhawk, Inc (6)	First lien senior secured revolving loan	S +	5.25%	8.92%	5/1/2024	5/1/2029	3,571	(48)	(44)	0.00%
Kittyhawk, Inc	First lien senior secured term loan	S +	5.25%	8.92%	5/1/2024	5/1/2029	14,925	14,710	14,726	0.62%
L&J Holding Company LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.59%	7/29/2024	7/29/2030	9,823	3,427	3,443	0.14%
L&J Holding Company LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.42%	7/29/2024	7/29/2030	2,204	(34)	(31)	0.00%
L&J Holding Company LLC	First lien senior secured term loan	S +	4.75%	8.42%	7/29/2024	7/29/2030	11,640	11,449	11,472	0.48%
My Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	1/26/2024	1/26/2030	3,115	3,073	3,077	0.13%
My Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.17%	1/26/2024	1/26/2030	2,360	(32)	(29)	0.00%
My Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.17%	1/26/2024	1/26/2030	7,791	7,674	7,683	0.32%
SPG Holdco, LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.99%	5/16/2025	12/1/2028	1,776	1,210	1,213	0.05%
SPG Holdco, LLC (28)	First lien senior secured revolving loan	S +	6.00%	9.77%	12/1/2023	12/1/2028	2,070	1,350	1,357	0.06%
SPG Holdco, LLC	First lien senior secured term loan	S +	6.00%	9.82%	2/26/2025	12/1/2028	10,474	10,304	10,358	0.43%
USSC Holding Corp	First lien senior secured delayed draw term loan	S +	5.25%	9.09%	6/21/2024	6/21/2030	10,028	9,879	9,911	0.42%
USSC Holding Corp	First lien senior secured revolving loan	S +	5.25%	8.99%	6/21/2024	6/21/2030	7,177	3,661	3,684	0.15%
USSC Holding Corp	First lien senior secured term loan	S +	5.25%	8.92%	6/21/2024	6/21/2030	34,431	33,876	34,004	1.43%
								142,076	141,565	5.94%
Media
Ansira Partners II, LLC (6)	First lien senior secured revolving loan	P +	5.00%	11.75%	8/15/2025	8/15/2031	$6,142	$(86)	$(75)	0.00%
Ansira Partners II, LLC	First lien senior secured term loan	S +	6.00%	9.84%	8/15/2025	8/15/2031	46,324	45,658	45,752	1.92%
Barkley, LLC (6)	First lien senior secured revolving loan	S +	6.00%	9.99%	9/29/2023	9/29/2028	2,300	(33)	(28)	0.00%
Barkley, LLC	First lien senior secured term loan	S +	6.00%	9.99%	5/1/2024	9/29/2028	43,565	42,935	43,029	1.80%
Best Version Media Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.97%	12/31/2024	12/31/2030	2,897	(42)	(38)	0.00%
Best Version Media Acquisition, LLC	First lien senior secured term loan	S +	5.25%	8.97%	12/31/2024	12/31/2030	28,124	27,701	27,740	1.16%
Creative Outdoor Holding Inc (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	6/26/2025	6/26/2030	8,741	(98)	(83)	0.00%
Creative Outdoor Holding Inc (6)(29)	First lien senior secured revolving loan	S +	5.00%	8.67%	6/26/2025	6/26/2030	4,168	(56)	(39)	0.00%
Creative Outdoor Holding Inc	First lien senior secured term loan	S +	5.00%	8.67%	6/26/2025	6/26/2030	18,265	18,052	18,091	0.76%
Datum Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.67%	6/23/2025	4/30/2030	2,146	(37)	(25)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Datum Acquisition, LLC	First lien senior secured term loan	S +	5.00%	8.67%	6/23/2025	4/30/2030	24,011	23,645	23,720	0.99%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.43%	7/28/2023	12/9/2026	219	217	217	0.01%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.43%	12/22/2023	12/9/2026	2,815	2,793	2,795	0.12%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.43%	8/1/2024	12/9/2026	5,099	1,713	1,722	0.07%
Exclusive Concepts, LLC	First lien senior secured revolving loan	S +	6.50%	10.60%	7/28/2023	12/9/2026	23	22	22	0.00%
Exclusive Concepts, LLC	First lien senior secured term loan	S +	6.50%	10.60%	12/22/2023	12/9/2026	3,463	3,435	3,440	0.14%
GM Services Buyer, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.59%	8/26/2025	8/26/2030	21,538	14,357	14,505	0.61%
GM Services Buyer, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.59%	8/26/2025	8/26/2030	3,070	(43)	(38)	0.00%
GM Services Buyer, LLC	First lien senior secured term loan	S +	4.75%	8.59%	8/26/2025	8/26/2030	5,852	5,770	5,780	0.24%
Infolinks Media Buyco, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.42%	6/6/2024	11/1/2026	2,062	2,051	2,050	0.09%
Infolinks Media Buyco, LLC	First lien senior secured revolving loan	S +	5.75%	9.42%	7/28/2023	11/1/2026	38	26	26	0.00%
Infolinks Media Buyco, LLC	First lien senior secured term loan	S +	5.75%	9.42%	6/6/2024	11/1/2026	19,863	19,748	19,747	0.83%
MediaMint Inc (6)	First lien senior secured revolving loan	S +	4.75%	8.47%	12/15/2025	12/15/2030	2,128	(26)	(26)	0.00%
MediaMint Inc	First lien senior secured term loan	S +	4.75%	8.47%	12/15/2025	12/15/2030	15,391	15,200	15,199	0.64%
Merge USA, Inc (6)	First lien senior secured revolving loan	S +	4.75%	8.42%	2/28/2025	2/28/2030	2,515	(31)	(28)	0.00%
Merge USA, Inc	First lien senior secured term loan	S +	4.75%	8.42%	2/28/2025	2/28/2030	11,178	11,035	11,054	0.46%
North & Warren, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.37%	1/31/2025	1/31/2030	954	(12)	(11)	0.00%
North & Warren, LLC	First lien senior secured term loan	S +	5.50%	9.37%	8/29/2025	1/31/2030	4,474	4,414	4,425	0.19%
Optimized Marketing Acquisition, LLC	First lien senior secured revolving loan	S +	6.25%	10.18%	8/19/2022	8/19/2027	3,383	2,287	2,250	0.09%
Optimized Marketing Acquisition, LLC	First lien senior secured term loan	S +	6.25%	10.18%	2/26/2025	8/19/2027	25,379	25,113	24,872	1.04%
Outerbox, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.72%	6/7/2024	6/7/2028	4,077	3,489	3,494	0.15%
Outerbox, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.72%	6/7/2024	6/7/2028	2,280	(21)	(18)	0.00%
Outerbox, LLC	First lien senior secured term loan	S +	5.00%	8.72%	6/7/2024	6/7/2028	17,617	17,446	17,468	0.73%
Peninsula MMGY Corporation (30)	First lien senior secured revolving loan	S +	5.50%	9.19%	10/26/2023	4/26/2029	3,691	231	254	0.01%
Peninsula MMGY Corporation	First lien senior secured term loan	S +	5.50%	9.17%	4/4/2025	4/26/2029	12,185	12,031	12,048	0.51%
Peninsula MMGY Corporation	First lien senior secured term loan	S +	5.50%	9.17%	2/26/2025	4/26/2029	9,440	9,262	9,334	0.39%
The Channel Company, LLC	First lien senior secured revolving loan	S +	6.75%	10.70%	7/28/2023	11/1/2027	62	35	32	0.00%
The Channel Company, LLC	First lien senior secured term loan	S +	2.50% + 4.25% PIK	10.68%	7/28/2023	11/1/2027	1,990	1,977	1,892	0.08%
The Channel Company, LLC	First lien senior secured term loan	S +	2.50% + 4.25% PIK	10.68%	2/26/2025	11/1/2027	495	492	471	0.02%
Walker Sands, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.67%	10/1/2025	10/1/2030	1,553	(22)	(19)	0.00%
Walker Sands, LLC	First lien senior secured term loan	S +	5.00%	8.67%	10/1/2025	10/1/2030	8,841	8,714	8,731	0.37%
WTWH Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.22%	12/16/2022	6/16/2029	1,638	(23)	(26)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
WTWH Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.22%	2/26/2025	6/16/2029	13,996	13,769	13,773	0.58%
								333,088	333,479	14.00%
Multiline Retail
HEC Purchaser Corp. (6)	First lien senior secured revolving loan	S +	5.00%	8.83%	8/6/2025	6/17/2029	$8,250	$(97)	$(61)	0.00%
HEC Purchaser Corp.	First lien senior secured term loan	S +	5.00%	8.83%	8/6/2025	6/17/2029	57,802	57,062	57,371	2.41%
								56,965	57,310	2.41%
Pharmaceuticals
Formulated Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.75%	10.68%	7/28/2023	9/22/2026	$337	$330	$296	0.01%
Formulated Buyer, LLC	First lien senior secured revolving loan	S +	6.75%	10.81%	7/28/2023	9/22/2029	200	119	97	0.00%
Formulated Buyer, LLC	First lien senior secured term loan	S +	6.75%	10.68%	7/28/2023	9/22/2029	518	508	455	0.02%
								957	848	0.03%
Personal products
Cosmetic Solutions LLC (8)	First lien senior secured term loan	4.00% PIK		4.00%	7/18/2025	10/17/2028	$1,512	$1,483	$663	0.03%
								1,483	663	0.03%
Professional services
CSL Intermediate Acquisition LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	8.97%	7/8/2025	11/8/2029	$3,564	$(47)	$(45)	0.00%
CSL Intermediate Acquisition LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.97%	11/8/2024	11/8/2029	1,688	1,665	1,667	0.07%
CSL Intermediate Acquisition LLC	First lien senior secured revolving loan	S +	5.25%	8.97%	7/8/2025	11/8/2029	1,673	396	398	0.02%
CSL Intermediate Acquisition LLC	First lien senior secured term loan	S +	5.25%	8.97%	7/8/2025	11/8/2029	9,170	9,042	9,053	0.38%
Helpware, Inc	First lien senior secured revolving loan	S +	6.00%	10.30%	9/8/2022	9/8/2026	5,061	3,295	3,266	0.14%
Helpware, Inc	First lien senior secured term loan	S +	5.75% + 0.25% PIK	9.93%	2/26/2025	9/8/2026	14,040	13,997	13,928	0.58%
Keystone Partners, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.60%	10/25/2024	10/25/2028	2,118	690	692	0.03%
Keystone Partners, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.84%	10/25/2024	10/25/2028	1,347	(14)	(13)	0.00%
Keystone Partners, LLC	First lien senior secured term loan	S +	5.00%	8.84%	10/25/2024	10/25/2028	10,889	10,765	10,780	0.45%
								39,789	39,726	1.67%
Real estate management and development
BBG, Inc (31)	First lien senior secured revolving loan	S +	6.75%	10.68%	7/28/2023	1/8/2026	$233	$228	$225	0.01%
BBG, Inc	First lien senior secured term loan	S +	6.00% + 0.25% PIK	10.68%	2/26/2025	1/8/2026	1,964	1,959	1,930	0.08%
MetaSource, LLC	First lien senior secured revolving loan	S +	6.75%	10.58%	7/28/2023	5/17/2027	75	36	36	0.00%
MetaSource, LLC	First lien senior secured term loan	S +	6.25% + 0.50% PIK	10.68%	7/28/2023	5/17/2027	919	913	912	0.04%
								3,136	3,103	0.13%

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Semiconductors and semiconductor equipment
Altamira Material Solutions, LP	First lien senior secured revolving loan	S +	6.00%	10.61%	7/28/2023	3/2/2028	$45	$45	$45	0.00%
Altamira Material Solutions, LP	First lien senior secured term loan	S +	6.00%	9.82%	12/31/2025	3/2/2028	1,245	1,243	1,236	0.05%
								1,288	1,281	0.05%
Software
Affinitiv Inc (6)	First lien senior secured revolving loan	S +	7.00%	10.93%	7/28/2023	7/26/2027	$186	$(1)	$(1)	0.00%
Affinitiv Inc	First lien senior secured term loan	S +	7.00%	10.93%	7/28/2023	7/26/2027	2,178	2,158	2,164	0.09%
DemandTec, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.84%	8/27/2025	8/27/2031	3,855	(55)	(47)	0.00%
DemandTec, LLC	First lien senior secured revolving loan	S +	5.00%	8.71%	8/27/2025	8/27/2031	1,505	355	358	0.02%
DemandTec, LLC	First lien senior secured term loan	S +	5.00%	8.84%	8/27/2025	8/27/2031	7,691	7,578	7,595	0.32%
Genius Bidco LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	8.92%	5/1/2024	5/1/2030	4,661	(34)	(26)	0.00%
Genius Bidco LLC (32)	First lien senior secured revolving loan	S +	5.25%	8.92%	5/1/2024	5/1/2030	3,571	425	429	0.02%
Genuis Bico LLC	First lien senior secured term loan	S +	5.25%	8.92%	5/1/2024	5/1/2030	12,520	12,320	12,343	0.52%
GPSTrackit Holdings, LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.67%	3/29/2024	3/29/2029	1,948	1,916	1,916	0.08%
GPSTrackit Holdings, LLC	First lien senior secured revolving loan	S +	6.00%	9.73%	12/2/2024	3/29/2029	4,429	2,292	2,289	0.10%
GPSTrackit Holdings, LLC	First lien senior secured term loan	S +	6.00%	9.67%	12/2/2024	3/29/2029	32,157	31,614	31,630	1.33%
GS XX Corporation (6)	First lien senior secured revolving loan	S +	4.75%	8.42%	4/19/2024	4/19/2029	2,381	(32)	(29)	0.00%
GS XX Corporation	First lien senior secured term loan	S +	4.75%	8.42%	4/19/2024	4/19/2029	16,694	16,453	16,472	0.69%
Shasta Buyer, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.42%	11/12/2024	11/12/2030	4,307	(51)	(45)	0.00%
Shasta Buyer, LLC	First lien senior secured term loan	S +	4.75%	8.42%	11/12/2024	11/12/2030	20,191	19,933	19,964	0.84%
ShiftKey, LLC (6)	First lien senior secured revolving loan	S +	5.75%	9.68%	7/28/2023	6/21/2027	110	(1)	(3)	0.00%
ShiftKey, LLC	First lien senior secured term loan	S +	5.75% + 0.50% PIK	10.18%	7/28/2023	6/21/2027	3,460	3,442	3,367	0.14%
								98,312	98,376	4.15%
Specialty retail
Dykstras Auto LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	7/28/2023	10/22/2027	$270	$267	$267	0.01%
Dykstras Auto LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.71%	4/14/2025	10/22/2027	5,042	2,823	2,836	0.12%
Dykstras Auto LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.74%	12/23/2025	11/22/2027	20,050	(201)	(201)	(0.01)%
Dykstras Auto LLC	First lien senior secured revolving loan	S +	5.00%	8.69%	4/14/2025	10/22/2027	1,992	440	445	0.02%
Dykstras Auto LLC	First lien senior secured term loan	S +	5.00%	8.74%	11/6/2025	10/22/2027	6,095	6,023	6,034	0.25%
Fastlap, LLC	First lien senior secured revolving loan	S +	2.15% + 3.35% PIK	9.20%	6/20/2024	6/20/2029	2,292	1,908	1,911	0.08%
Fastlap, LLC	First lien senior secured term loan	S +	2.15% + 3.35% PIK	9.17%	6/20/2024	6/20/2029	10,198	9,985	9,998	0.42%

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Kaizen Auto Care, LLC	First lien senior secured revolving loan	5.00%		5.00%	2/26/2025	12/22/2027	152	146	105	0.00%
Kaizen Auto Care, LLC	First lien senior secured term loan	5.00%		5.00%	12/27/2023	12/22/2027	1,342	1,335	980	0.04%
Leonard Group, Inc	First lien senior secured revolving loan	S +	6.75%	10.97%	7/28/2023	2/26/2027	234	232	232	0.01%
Leonard Group, Inc	First lien senior secured term loan	S +	6.75%	10.68%	7/28/2023	2/26/2027	1,305	1,302	1,294	0.05%
Pink Lily Holdings, LLC	First lien senior secured revolving loan	S +	7.00% PIK	10.99%	7/28/2023	11/16/2027	31	16	(8)	0.00%
Pink Lily Holdings, LLC	First lien senior secured term loan	S +	7.00% PIK	10.99%	7/28/2023	11/16/2027	1,404	1,375	290	0.01%
								25,651	24,183	1.00%
Textiles, apparel and luxury goods
Lakeshirts LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.84%	12/30/2024	12/20/2030	$7,989	$(33)	$(17)	0.00%
Lakeshirts LLC	First lien senior secured revolving loan	S +	5.00%	8.77%	12/30/2024	12/30/2030	11,650	3,107	3,128	0.13%
Lakeshirts LLC	First lien senior secured term loan	S +	5.00%	8.84%	12/30/2024	12/30/2030	29,843	29,593	29,645	1.24%
								32,667	32,756	1.37%
Trading companies and distributors
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.00%	8.84%	10/15/2025	10/9/2028	$6,435	$6,427	$6,374	0.27%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	10/15/2025	10/9/2028	10,543	10,542	10,444	0.44%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.00%	8.84%	10/15/2025	10/9/2028	11,428	519	435	0.02%
AFC-Dell Holding Corp (6)	First lien senior secured revolving loan	S +	5.00%	8.67%	10/15/2025	10/9/2028	2,872	(27)	(27)	0.00%
AFC-Dell Holding Corp (33)	First lien senior secured revolving loan	S +	5.00%	8.82%	10/15/2025	10/9/2028	2,525	2,019	1,996	0.08%
AFC-Dell Holding Corp	First lien senior secured term loan	S +	5.00%	8.84%	10/15/2025	10/9/2028	12,818	12,804	12,697	0.53%
Ascent Lifting, Inc (6)	First lien senior secured revolving loan	S +	4.75%	8.69%	4/28/2023	9/9/2027	2,500	(29)	(28)	0.00%
Ascent Lifting, Inc	First lien senior secured term loan	S +	4.75%	8.57%	2/26/2025	9/9/2027	16,605	16,562	16,394	0.69%
AWI Group, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.42%	8/1/2024	8/1/2029	4,444	4,381	4,301	0.18%
AWI Group, LLC	First lien senior secured revolving loan	S +	5.75%	9.52%	8/1/2024	8/1/2029	10,420	7,353	7,164	0.30%
AWI Group, LLC	First lien senior secured term loan	S +	5.75%	9.42%	8/1/2024	8/1/2029	54,645	53,804	52,883	2.22%
Banner Buyer, LLC	First lien senior secured delayed draw term loan	S +	2.75% + 3.50% PIK	10.07%	7/28/2023	5/31/2027	572	569	386	0.02%
Banner Buyer, LLC	First lien senior secured revolving loan	S +	2.75% + 3.50% PIK	10.07%	7/28/2023	5/31/2027	371	111	(8)	0.00%
Banner Buyer, LLC	First lien senior secured term loan	S +	2.75% + 3.50% PIK	10.07%	7/28/2023	5/31/2027	1,379	1,371	931	0.04%
CAP KSI Holdings LLC (34)	First lien senior secured revolving loan	S +	5.25%	9.48%	6/28/2024	6/28/2030	7,145	2,778	2,807	0.12%
CAP KSI Holdings LLC	First lien senior secured term loan	S +	5.25%	8.98%	7/1/2025	6/28/2030	59,730	59,049	59,306	2.49%

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Eastern Communications Solutions, Inc. (6)	First lien senior secured revolving loan	S +	5.00%	8.67%	12/30/2024	12/30/2030	3,240	(41)	(32)	0.00%
Eastern Communications Solutions, Inc.	First lien senior secured term loan	S +	5.00%	8.67%	11/4/2025	12/31/2030	1,701	1,685	1,685	0.07%
Eastern Communications Solutions, Inc.	First lien senior secured term loan	S +	5.00%	8.67%	12/30/2024	12/30/2030	12,486	12,323	12,363	0.52%
Empire Equipment Company, LLC	First lien senior secured revolving loan	S +	6.25%	10.08%	7/28/2023	7/17/2026	439	439	439	0.02%
Empire Equipment Company, LLC	First lien senior secured term loan	S +	6.25%	10.08%	2/26/2025	7/17/2026	1,599	1,598	1,598	0.07%
Jacent Strategic Merchandising, LLC	First lien senior secured revolving loan	S +	6.50%	10.32%	9/19/2025	1/31/2027	2,436	1,096	1,100	0.05%
Jacent Strategic Merchandising, LLC	First lien senior secured term loan	S +	5.75%	9.57%	9/19/2025	1/31/2027	13,537	13,484	13,503	0.57%
Lehman Pipe Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	6/13/2025	8/30/2030	5,432	1,518	1,527	0.06%
Lehman Pipe Buyer, LLC	First lien senior secured revolving loan	S +	5.00%	8.72%	6/13/2025	8/30/2030	6,324	2,011	2,034	0.09%
Lehman Pipe Buyer, LLC	First lien senior secured term loan	S +	5.00%	8.67%	6/13/2025	8/30/2030	37,584	36,988	37,140	1.56%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.78%	2/26/2025	8/5/2028	4,625	4,544	4,587	0.19%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.24%	3/29/2024	8/5/2028	7,118	6,993	7,060	0.30%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.83%	10/31/2024	8/5/2028	4,179	4,140	4,145	0.17%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.63%	2/26/2025	8/5/2028	2,646	2,613	2,625	0.11%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.18%	2/26/2025	8/5/2028	2,667	2,630	2,646	0.11%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.07%	2/26/2025	8/5/2028	3,160	3,130	3,135	0.13%
NEFCO Holding Company, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.84%	10/31/2024	8/5/2028	4,196	4,157	4,162	0.17%
NEFCO Holding Company, LLC	First lien senior secured revolving loan	P +	4.00%	10.75%	2/26/2025	8/5/2028	7,269	2,431	2,457	0.10%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	5.00%	9.02%	2/26/2025	8/5/2028	646	634	641	0.03%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	5.00%	9.06%	8/13/2024	8/5/2028	2,551	2,529	2,531	0.11%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	5.00%	9.06%	2/26/2025	8/5/2028	17,382	17,096	17,241	0.72%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	5.00%	9.20%	10/31/2024	8/5/2028	3,376	3,343	3,349	0.14%
NEFCO Holding Company, LLC	First lien senior secured term loan	S +	5.00%	8.74%	12/10/2025	8/5/2028	3,293	3,261	3,266	0.14%
Rental Equipment Investment Corp	First lien senior secured revolving loan	S +	4.50%	8.15%	10/8/2025	10/8/2030	7,917	2,598	2,632	0.11%
Rental Equipment Investment Corp	First lien senior secured term loan	S +	4.50%	8.17%	10/8/2025	10/8/2030	40,932	40,437	40,625	1.70%
Triad Technologies, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.07%	7/28/2023	6/30/2027	332	(2)	(2)	0.00%
Triad Technologies, LLC	First lien senior secured term loan	S +	5.25%	9.07%	2/26/2025	6/30/2027	1,138	1,135	1,127	0.05%
Value Added Distributors, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.44%	12/19/2024	12/19/2029	3,768	(48)	(40)	0.00%
Value Added Distributors, LLC	First lien senior secured term loan	S +	4.75%	8.44%	11/20/2025	12/19/2029	12,123	11,976	11,987	0.50%
Vintage Parts, Inc (6)	First lien senior secured revolving loan	S +	5.75%	9.42%	3/28/2025	3/28/2029	1,564	(16)	(14)	0.00%
Vintage Parts, Inc	First lien senior secured term loan	S +	5.75%	9.42%	3/28/2025	3/28/2029	16,125	15,952	15,983	0.67%
Wolf Gordon Inc (6)	First lien senior secured revolving loan	S +	5.25%	9.09%	5/1/2024	5/1/2029	3,809	(59)	(55)	0.00%
Wolf Gordon Inc	First lien senior secured term loan	S +	5.25%	9.09%	5/21/2025	5/1/2029	25,504	25,099	25,139	1.05%
Woodson and Bozeman, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.42%	10/1/2025	10/1/2031	6,590	(47)	(33)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Woodson and Bozeman, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.42%	10/1/2025	10/1/2031	2,436	(35)	(30)	0.00%
Woodson and Bozeman, LLC	First lien senior secured term loan	S +	4.75%	8.42%	10/1/2025	10/1/2031	5,919	5,833	5,845	0.25%
								409,658	408,421	17.16%
Water utilities
Diamondback Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.84%	10/15/2024	7/22/2026	$3,634	$3,622	$3,626	0.15%
Diamondback Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.72%	7/28/2023	7/22/2026	75	—	—	0.00%
Diamondback Buyer, LLC	First lien senior secured term loan	S +	5.00%	8.72%	10/15/2024	7/22/2026	1,406	1,402	1,401	0.06%
								5,024	5,027	0.21%
Total non-controlled/non-affiliated senior secured debt								$4,189,885	$4,173,995	175.02%
Non-controlled/non-affiliated sponsor subordinated notes
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK		12.50%	7/28/2023	7/17/2026	$19	$17	$16	0.00%
Cosmetic Solutions LLC (8)	Sponsor subordinated note	11.00%		11.00%	7/18/2025	10/17/2028	—	396	43	0.00%
Total non-controlled/non-affiliated sponsor subordinated notes								413	59	0.00%
Total non-controlled/non-affiliated investments								4,190,298	4,174,054	175.02%
Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (35) (36) (37)	Equity - 17.41% membership interest							$87,326	$103,655	4.35%
Twin Brook Segregated Equity Holdings, LLC (35) (36) (37)	Equity - 2.11% membership interest							19	15	0.00%
Total non-controlled/affiliated investments								87,345	103,670	4.35%
Total investments								$4,277,643	$4,277,724	179.37%

Cash equivalents
Dreyfus Government Cash Management Money Market Fund - Institutional Shares				3.65%				22,000	22,000	0.92%
JPMorgan U.S. Government Money Market Fund - Share Class: Capital				3.66%				7	7	0.00%
Total cash equivalents								$22,007	$22,007	0.92%
Total investments and cash equivalents								4,299,650	4,299,731	180.29%
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
(5)Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“Term SOFR” or “S”), the Canadian Overnight Repo Rate Average (“Term CORRA” or “T”) and/or an alternate base rate (e.g. prime rate (“P”)), which typically resets semiannually,

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)
quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the applicable margin has been provided over Term SOFR based on each respective credit agreement. As of December 31, 2025, the reference rates for the floating rate loans were the Term SOFR of 3.87%, the Prime Rate of 6.75%, and CORRA of 2.30%.
(6)Represents revolvers and delayed draw term loans where the entire balance is unfunded as of December 31, 2025. The negative fair value is a result of the commitment being valued below par. Refer to Note 8 for further information.
(7)Represents investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2025, non-qualifying assets represented approximately 3.04% of the total assets of the Company.
(8)Indicates loan was on non-accrual status as of December 31, 2025.
(9)Principal balance includes reserve for letter of credit of $49,465 on which the borrower pays 5.25%.
(10)Principal balance includes reserve for letter of credit of $3,659 on which the borrower pays 5.75%.
(11)Principal balance includes reserve for letter of credit of $94,608 on which the borrower pays 5.25%.
(12)Principal balance includes reserve for letter of credit of $27,687 on which the borrower pays 5.50%.
(13)Principal balance includes reserve for letter of credit of $49,938 on which the borrower pays 5.25%.
(14)Principal balance includes reserve for letter of credit of $248,440 on which the borrower pays 5.25%.
(15)Principal balance includes reserve for letter of credit of $1,233,299 on which the borrower pays 5.75%.
(16)Principal balance includes reserve for letter of credit of $45,563 on which the borrower pays 5.50%.
(17)Principal balance includes reserve for letter of credit of $30,948 on which the borrower pays 6.00%.
(18)Principal balance includes reserve for letter of credit of $7,896 on which the borrower pays 6.50%.
(19)Principal balance includes reserve for letter of credit of $7,860 on which the borrower pays 6.00%.
(20)Principal balance includes reserve for letter of credit of $116,312 on which the borrower pays 4.50% + 1.75% PIK.
(21)Principal balance includes reserve for letter of credit of $147,760 on which the borrower pays 5.50%.
(22)Principal balance includes reserve for letter of credit of $16,960 on which the borrower pays 4.75%.
(23)Principal balance includes reserve for letter of credit of $168,934 on which the borrower pays 6.00%.
(24)Principal balance includes reserve for letter of credit of $532,875 on which the borrower pays 5.00%.
(25)Principal balance includes reserve for letter of credit of $881,210 on which the borrower pays 5.50%.
(26)Principal balance includes reserve for letter of credit of $400,400 on which the borrower pays 5.00%.
(27)Principal balance includes reserve for letter of credit of $7,875 on which the borrower pays 6.00% + 0.50% PIK.
(28)Principal balance includes reserve for letter of credit of $60,610 on which the borrower pays 6.00%.
(29)Principal balance includes reserve for letter of credit of $927,380 on which the borrower pays 5.00%.
(30)Principal balance includes reserve for letter of credit of $62,209 on which the borrower pays 5.50%.
(31)Principal balance includes reserve for letter of credit of $3,517 on which the borrower pays 6.75%.
(32)Principal balance includes reserve for letter of credit of $238,050 on which the borrower pays 5.25%.
(33)Principal balance includes reserve for letter of credit of $101,000 on which the borrower pays 5.00%.
(34)Principal balance includes reserve for letter of credit of $505,140 on which the borrower pays 5.25%.
(35)As a practical expedient, the Company uses net asset value to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.
(36)Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $103,670 or 4.35% of the Company's net assets. The “restricted securities,” Twin Brook Equity Holdings, LLC and Twin Brook Segregated Equity Holdings, LLC, were purchased on May 19, 2022 and July 28, 2023, respectively.
(37)Non-income producing investment.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation/ (Depreciation)
Wells Fargo Bank, National Association	USD 234	CAD 329	1/26/2026	$(6)
Total				$(6)

Currency Abbreviations:
USD - U.S. Dollar
CAD - Canadian Dollar

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation/(Depreciation)
Morgan Stanley Capital Services, LLC	Series A, Tranche A Notes	7.6900%	S + 3.547%	3/19/2027	$90,000	593	—	593
Morgan Stanley Capital Services, LLC	Series A, Tranche B Notes	7.7800%	S + 3.866%	3/19/2029	150,000	2,312	—	2,312
MUFG Bank, Ltd.	Series B, Tranche A Notes	6.4200%	S + 3.122%	10/15/2028	20,000	(84)	—	(84)
MUFG Bank, Ltd.	Series B, Tranche A Notes	6.4200%	S + 3.116%	10/15/2028	65,000	(261)	—	(261)
Wells Fargo Bank, N.A.	Series B, Tranche C Notes	6.5200%	S + 3.181%	10/15/2029	100,000	(590)	—	(590)
Morgan Stanley Capital Services, LLC	Series B, Tranche C Notes	6.5200%	S + 3.384%	10/15/2029	50,000	(463)	—	(463)
MUFG Bank, Ltd.	Series B, Tranche C Notes	6.5200%	S + 3.243%	10/15/2029	50,000	(430)	—	(430)
MUFG Bank, Ltd.	Series B, Tranche C Notes	6.5200%	S + 3.266%	10/15/2029	90,000	(844)	—	(844)
Regions Bank	Series C, Tranche A Notes	6.0500%	S + 2.507%	5/30/2028	25,000	95	—	95
Regions Bank	Series C, Tranche B Notes	6.4000%	S + 2.860%	3/30/2030	75,000	194	—	194
Total						$522	$—	$522

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)

Interest Rate Options
Counterparty	Instrument	Company Receives	Company Sold	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation/(Depreciation)
Wells Fargo Bank, N.A.	Sold SOFR Floor with Annnuitized Premium	0.08%. Semiannual premium	1.00% 3M SOFR Floor	4/15/2029	$100,000	68	—	68
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annnuitized Premium	0.09% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	50,000	44	—	44
MUFG Bank, Ltd.	Sold SOFR Floor with Annnuitized Premium	0.0604% Quarterly premium	1.00% 3M SOFR Floor	7/15/2028	20,000	8	—	8
MUFG Bank, Ltd.	Sold SOFR Floor with Annnuitized Premium	0.0919% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	50,000	34	—	34
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annnuitized Premium	0.0700% Semiannual premium	1.00% 3M SOFR Floor	12/19/2026	90,000	7	—	7
MUFG Bank, Ltd.	Sold SOFR Floor with Annnuitized Premium	0.0642% Quarterly premium	1.00% 3M SOFR Floor	7/15/2028	65,000	26	—	26
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annnuitized Premium	0.1100% Semiannual premium	1.00% 3M SOFR Floor	9/19/2028	150,000	104	—	104
MUFG Bank, Ltd.	Sold SOFR Floor with Annnuitized Premium	0.0935% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	90,000	61	—	61
Total						$352	$—	$352

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

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread (5)	Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Total non-controlled/non-affiliated investments							3,084,619	3,080,569	199.88%
Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (29) (30) (31)	Equity - 14.34% membership interest						~~$ 74,533~~ 	$80,638	5.23%
Twin Brook Segregated Equity Holdings, LLC (29) (30) (31)	Equity - 2.11% membership interest						19	16	0.00%
Total non-controlled/affiliated investments							74,552	80,654	5.23%
Total investments							$3,159,171	$3,161,223	205.11%

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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements

Note 1.  Organization

TPG Twin Brook Capital Income Fund (“TCAP” or the “Company”) is a Delaware statutory trust which was formed on January 27, 2022 (date of inception). On September 25, 2024, the Company’s name was changed from “AG Twin Brook Capital Income Fund” to “TPG Twin Brook Capital Income Fund”. AGTB Fund Manager, LLC (the “Adviser”), an indirect wholly-owned subsidiary of TPG Inc. (“TPG”) (Nasdaq: TPG), a leading global alternative investment firm, serves as the investment adviser of the Company. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). The Company has elected to be treated for federal income tax purposes and intends to qualify annually as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

TPG Angelo Gordon

On November 1, 2023, TPG completed its previously announced acquisition of Angelo, Gordon & Co., L.P. ("Angelo Gordon") and its subsidiaries, including the Adviser and the Company’s administrator (the “TPG Transaction”).

In connection with the TPG Transaction closing, on November 1, 2023, the Company entered into an amended and restated investment management agreement (the “Investment Management Agreement”) with the Adviser on identical terms to the investment management agreement previously in effect. The Company’s shareholders approved the Investment Management Agreement at a special meeting of shareholders of the Company held on September 26, 2023. The Company’s investment objective remained unchanged following the TPG Transaction.

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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

The Merger with AG Twin Brook BDC, Inc.

On July 28, 2023, the Company completed its previously announced acquisition of AG Twin Brook BDC, Inc., a Delaware corporation (“AGTB” and, together with the Company, the “Parties”) via merger, with the Company continuing as the surviving company (the “AGTB Transaction”). The AGTB Transaction was completed pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated May 19, 2023, by and between the Parties. Prior to the AGTB Transaction closing, AGTB was an affiliated BDC managed by an affiliate of the Adviser. The Company is the accounting survivor of the merger. For further information, see Note 10 “Merger with AG Twin Brook BDC, Inc.”
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
Upon prepayment of investments in debt instruments, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as “Interest” income on the consolidated statements of operations. Interest received in-kind, computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment and reported as “Interest” income on the consolidated statements of operations. The Company records dividend income from private securities pursuant to the terms of the respective investments. Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the earlier of record or payment date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies, as applicable. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Fund will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
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
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s financing facilities and unsecured notes.  Such financing costs are capitalized and amortized over the life of the facility utilizing the straight-line method.  For the year ended December 31, 2025, the Company paid approximately $6.4 million of financing costs and amortized approximately $7.2 million of financing costs which have been included in “Interest” expense on the consolidated statements of operations. For the year ended December 31, 2024, the Company paid approximately $22.5 million of financing costs and amortized approximately $4.3 million of financing costs which have been included in “Interest” expense on the consolidated statements of operations. For the year ended December 31, 2023, the Company paid approximately $3.8 million of financing costs and amortized approximately $1.9 million of financing costs which have been included in “Interest” expense on the consolidated statements of operations.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments. Such fees are deferred when received and recognized as earned over the applicable period. For the year ended December 31, 2025, the Company received approximately $5.4 million respectively of agent fees and approximately $5.0 million respectively of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the year ended December 31, 2024, the Company received approximately $4.2 million of agent fees and approximately $3.2 million of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the year ended December 31, 2023, the Company received approximately $2.2 million of agent fees and approximately $1.5 million of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations.
Income Taxes
The Company has elected to be regulated as a BDC under the 1940 Act. The Company also elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. As a RIC, the Company generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes timely to its shareholders as dividends. To the extent the Company qualifies as a RIC, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax. For the year ended December 31, 2025, the Company did not accrue U.S. federal excise tax.
The Company conducts certain of its activities through its wholly-owned subsidiaries, Twin Brook Equity XVIII Corp., and Twin Brook Equity XXXIII Corp., both of which are Delaware corporations. On December 23, 2024, Twin Brook Equity XVIII Corp. and Twin Brook Equity XXXIII Corp., filed a Certificate of Ownership and Merger, effective immediately, with Twin Brook Equity XXXIII Corp. as the surviving entity. They are treated as corporations for United States federal income tax purposes and are subject to U.S. federal, state or local income tax. For the year ended December 31, 2025, the Company accrued $496,000 current federal tax. For the year ended December 31, 2025, the Company accrued approximately $2.4 million of deferred federal tax related to the corporations, which is included in “deferred federal tax provision” on the consolidated statements of operations. For the year ended December 31, 2024, the Company accrued $870,000 current federal tax. For the year ended December 31, 2024, the Company accrued approximately $205,000 of deferred federal tax related to the corporations, which is included in “deferred federal tax provision” on the consolidated statement of operations. For the year ended December 31, 2023, the Company accrued $982,000 of U.S. federal tax expense related to Twin Brook Equity XXXIII Corp., which was included in “Other” expense on the consolidated statement of operations.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no tax penalties, and no interest associated with income taxes incurred through December 31, 2025.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the year ended December 31, 2025, the Company earned approximately $1.7 million respectively of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations. For the year ended December 31, 2024, the Company earned approximately $3.1 million respectively of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations. For the year ended December 31, 2023, the Company earned approximately $1.4 million respectively of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations.
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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the income tax disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company adopted ASU 2023-09 on December 31, 2025, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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
Investments at fair value and amortized cost consisted of the following as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$4,189,885	$4,173,995	$3,084,605	$3,080,554
Sponsor subordinated note	413	59	14	15
Investment in affiliated funds	87,345	103,670	74,552	80,654
Total investments	$4,277,643	$4,277,724	$3,159,171	$3,161,223

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
The industry composition of investments based on fair value as of December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025(1)	December 31, 2024(1)
Aerospace and defense	2.0%	2.1%
Air freight and logistics	0.5%	0.7%
Auto components	2.7%	3.6%
Building products	0.5%	0.5%
Chemicals	2.3%	1.3%
Commercial services and supplies	3.3%	3.7%
Construction and engineering	4.3%	3.4%
Containers and packaging	2.5%	2.6%
Distributors	—%	0.1%
Diversified consumer services	6.8%	6.0%
Diversified telecommunication services	—%	0.2%
Electrical equipment	1.6%	1.6%
Electronic equipment, instruments and components	1.0%	0.1%
Food and staples retailing	2.1%	1.5%
Food products	2.3%	2.1%
Gas utilities	—%	—%
Health care equipment and supplies	2.7%	2.9%
Health care providers and services	25.2%	24.9%
Health care technology	1.1%	1.2%
Household durables	3.5%	4.3%
Industrial Conglomerates	0.4%	0.5%
Insurance	0.5%	0.3%
Interactive Media & Services	0.5%	0.7%
Internet and direct marketing retail	0.5%	0.7%
IT services	2.9%	1.8%
Leisure equipment and products	0.2%	0.2%
Leisure products	—%	—%
Life sciences tools and services	1.5%	1.4%
Machinery	3.3%	4.1%
Media	7.8%	9.2%
Metals and mining	—%	0.1%
Multiline Retail	1.3%	1.6%
Multisector holdings	2.4%	2.6%
Pharmaceuticals	—%	—%
Personal products	—%	—%
Professional services	0.9%	1.1%
Real estate management and development	0.1%	0.1%
Semiconductors and semiconductor equipment	—%	—%
Software	2.3%	2.8%
Specialty retail	0.6%	0.5%
Textiles, apparel and luxury goods	0.8%	1.1%
Trading companies and distributors	9.5%	8.3%
Water utilities	0.1%	0.1%
Total	100.0%	100.0%
(1) Certain industries round to less than 0.1% as of December 31, 2025 and December 31, 2024.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
As of December 31, 2025, approximately 100.0% of investments held were based in the United States and approximately 0.0% were based in Canada. As of December 31, 2024, approximately 100.0% of investments held were based in the United States and approximately 0.0% were based in Canada.
Note 4.  Fair Value
Fair Value Disclosures
The following table presents the fair value hierarchy of financial instruments as of December 31, 2025 and December 31, 2024:

	Assets at Fair Value as of December 31, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$4,173,995	$4,173,995
Sponsor subordinated note	—	—	59	59
Interest rate swaps/options	—	3,552	—	3,552
Total	$—	$3,552	$4,174,054	$4,177,606
Investments measured at net asset value(1)				$103,670
Total financial instruments, at fair value				$4,281,276
(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	Liabilities at Fair Value as of December 31, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts	$—	$(6)	$—	$(6)
Interest rate swaps/options	—	(2,666)	—	(2,666)
Total	$—	$(2,672)	$—	$(2,672)

	Assets at Fair Value as of December 31, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$3,080,554	$3,080,554
Sponsor subordinated note	—	—	15	15
Foreign currency forward contracts	—	60	—	60
Interest rate swaps/options	—	961	—	961
Total	$—	$1,021	$3,080,569	$3,081,590
Investments measured at net asset value(1)				$80,654
Total financial instruments, at fair value				$3,162,244
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

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2025 and December 31, 2024. There were no transfers into our out of level 3 for the for the year ended December 31, 2025 and December 31, 2024.

	Level 3 Assets at Fair Value for the Year Ended December 31, 2025*
(Amounts in thousands)	Balance 1/1/2025	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 12/31/2025	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 12/31/2025
First lien senior secured debt	$3,080,554	$1,788,965	$(713,289)	$29,421	$183	$(11,839)	$4,173,995	$(15,890)
Sponsor subordinated note	15	396	—	3	—	(355)	59	(354)
Total	$3,080,569	$1,789,361	$(713,289)	$29,424	$183	$(12,194)	$4,174,054	$(16,244)

	Level 3 Assets at Fair Value for the Year Ended December 31, 2024*
(Amounts in thousands)	Balance 1/1/2024	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 12/31/2024	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 12/31/2024
First lien senior secured debt	$1,343,692	$2,243,761	$(522,943)	$19,410	$6	$(3,372)	$3,080,554	$(4,051)
Sponsor subordinated note	13	—	—	1	—	1	15	1
Total	$1,343,705	$2,243,761	$(522,943)	$19,411	$6	$(3,371)	$3,080,569	$(4,050)

* Gains and losses are included in their respective captions in the consolidated statements of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.
Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2025 and December 31, 2024. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Asset Class	Fair Value as of 12/31/25	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
(Amounts in thousands)
First lien senior secured debt	$3,798,639	Discounted cash flow	Yield	8.5% - 37.2%	9.7%	Decrease
	586	Discounted cash flow	Yield	11.2%	11.2%	Decrease
		Market comparable	Forward Revenue multiple	1.3x	1.3x	Increase
	35,225	Market comparable	Forward EBITDA multiple	7.5x - 9.5x	9.5x	Increase
	1,871	Market comparable	Forward EBITDA multiple	5.5x	5.5x	Increase
			Forward Revenue multiple	0.5x	0.5x	Increase
	5,446	Market comparable	Forward EBITDA multiple	10.0x	10x	Increase
			LTM EBITDA multiple	11.0x	11x	Increase
	7,663	Market comparable	Forward Revenue multiple	0.3x - 3.3x	0.4x	Increase
	1,924	Market comparable	Forward Revenue multiple	0.6x - 0.9x	0.7x	Increase
			LTM Revenue multiple	0.6x - 0.9x	0.7x	Increase
	2,283	Market comparable	LTM EBITDA multiple	9.0x - 12.0x	11.8x	Increase
	3,748	Market comparable	LTM Revenue multiple	0.3x - 2.3x	1.4x	Increase
	749	Market comparable	LTM Revenue multiple	1.0x	1.0x	Increase
		Discounted cash flow	Yield	16.0%	16.0%	Decrease
Sponsor subordinated note	16	Market comparable	LTM EBITDA multiple	7.6x	7.6x	Increase
$3,858,150

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Asset Class	Fair Value as of 12/31/24	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$2,379,881	Discounted cash flow	Yield	9.3% -56.3%	10.9%	Decrease
First lien senior secured debt	1,483	Market comparable	Forward Revenue multiple	0.9x - 2.0x	1.3x	Increase
First lien senior secured debt	1,845	Market comparable	LTM EBITDA multiple	14.3x	14.3x	Increase
First lien senior secured debt	1,345	Market comparable	Forward EBITDA multiple	8.4x	8.4x	Increase
First lien senior secured debt	2,048	Market comparable	LTM Revenue multiple	0.6x	0.6x	Increase
Sponsor subordinated note	15	Market comparable	LTM EBITDA multiple	7.6x	7.6x	Increase
	$2,386,617
(1)Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
The Company’s other Level 3 investments, which represented $315.904 million as of December 31, 2025 and $693.952 million as of December 31, 2024, have been valued primarily using recent transactions. The significant unobservable input used in the discounted cash flow is the yield. The yield is used to discount the estimated future cash flows expected to be received from the underlying investment. The Company considers the portfolio company performance since close, the leverage used by the portfolio company relative to its total enterprise value and other risks associated with an investment in determining the yield. The significant unobservable inputs used in the market comparable valuation techniques include the next twelve months forward and latest twelve month (“LTM”) EBITDA (net income before net interest expense, income tax expense, depreciation and amortization) multiple. Forward or LTM EBITDA for comparable portfolio companies are multiplied by the portfolio companies most recent available EBITDA to derive the portfolio company fair value. Pricing models take into account the contractual terms of the financial instrument, as well as relevant inputs, including where applicable, equity prices, interest rate yield curves, credit curves, correlation, and the creditworthiness of the counterparty.
Other Assets and Liabilities
As of December 31, 2025 and December 31, 2024, the carrying amounts of the Company’s other assets and liabilities, other than investments at fair value and debt obligations listed in Note 5, approximate fair value due to their short maturities. These financial instruments, would be categorized as Level 3, with the exception of cash equivalents which would be categorized as Level 1.
Note 5.  Debt
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations.
As of December 31, 2025 and December 31, 2024, the asset coverage ratio was 217.8% and 188.3%, respectively.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
For the year ended December 31, 2025, December 31, 2024 and December 31, 2023 the components of interest expense were as follows:

(Amounts in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Interest expense	$130,103	$93,575	$41,029
Amortization of deferred financing costs	7,159	4,348	1,921
(Gain) loss from interest rate swaps accounted for as hedges and related hedged items
Interest rate swaps	(14,361)	(5,218)	—
Hedged items	12,789	5,301	—
Total interest expense	$135,690	$98,006	$42,950
Average interest rate	6.71%	7.56%	7.71%
Average daily borrowings	$1,786,069	$1,097,167	$464,312
Credit Facilities

On June 17, 2022, Twin Brook Capital Funding XXXIII MSPV, LLC, as borrower (the “MSPV Borrower”), an indirect, wholly-owned subsidiary of the Company, entered into a new loan and servicing agreement (as amended, supplemented or otherwise modified from time to time, the “MSPV Credit Facility”). The MSPV Credit Facility is secured by the MSPV Borrower’s investments. The obligation of the lenders to make revolving commitments under the MSPV Credit Facility will terminate on June 17, 2027 (the “Reinvestment Period”) with a scheduled final maturity date of May 28, 2029. The revolving loans are subject to an interest rate, during the Reinvestment Period, of Term SOFR plus 2.20% per annum and thereafter, Term SOFR plus 2.70% per annum.

On December 13, 2022, Twin Brook Capital Funding XXXIII ASPV, LLC, as borrower (the “ASPV Borrower”), an indirect, wholly-owned subsidiary of the Company, entered into a new Loan, Security and Collateral Management Agreement (as amended, supplemented or otherwise modified from time to time, the “ASPV Credit Facility”). The
ASPV Credit Facility is secured by the ASPV Borrower’s investments. The obligation of the lenders to make revolving commitments under the ASPV Credit Facility will terminate on October 2, 2028 (the “Reinvestment Period”) with a scheduled final maturity date of October 2, 2030. The revolving loans are subject to an interest rate of daily simple SOFR plus 1.90% per annum.

On November 17, 2023, the Company, as borrower, entered into a new Senior Secured Revolving Credit Agreement (as amended, supplemented or otherwise modified from time to time, the “Truist Credit Facility”), with the lenders and issuing banks party thereto and Truist Bank, as administrative agent.The Truist Credit Facility is guaranteed by Twin Brook Capital Funding XXXIII, LLC (the “Guarantor”), a direct and wholly owned subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future. The termination date of the lenders’ obligation to make loans under the Truist Credit Facility is October 1, 2029 and the final scheduled maturity date is October 1, 2030. The revolving loans will be subject to an interest rate of, at the Company’s option, adjusted term SOFR plus 1.875% or the alternate base rate plus 0.875%. The Truist Credit Facility is secured by all assets of the Company and the Guarantor. The Company is subject to meet financial covenants under the Truist Credit Facility agreement.
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

The following table presents information on the secured notes and equity interests in the CLO Transaction:

	As of December 31, 2025
(Amounts in thousands)	Principal Outstanding	Interest Rate	Credit Rating
Class A Senior Secured Floating Rate Notes	$161,000	SOFR + 1.90%	AAA(sf)
Class A-L Senior Secured Floating Rate Loans	$100,000	SOFR + 1.90%	AAA(sf)
Class B Senior Secured Floating Rate Notes	$45,000	SOFR + 2.30%	AA(sf)
Class C Senior Secured Floating Rate Notes	$36,000	SOFR + 2.95%	A(sf)
Class D Senior Secured Floating Rate Notes	$27,000	SOFR + 4.95%	BBB(sf)
Equity Interests[1]	$76,750	None	Not Rated
Total CLO Transaction	$445,750

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
(1) Equity Interests were retained by the Company as of December 31, 2025.

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

As of December 31, 2025 and 2024 the Company did not have borrowings under Short-Term Financing Transactions.

Total debt consisted of the following as of December 31, 2025:

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

	As of December 31, 2025
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value(2)	Assets Pledged as Collateral(3)	Fair Value	Fair Value Hierarchy
ASPV Credit Facility	$500,000	$272,600	$59,321	$272,600	$494,373	$272,600	Level 3
MSPV Credit Facility	500,000	386,400	57,296	386,400	684,938	386,400	Level 3
Truist Credit Facility	975,000	256,500	661,179	256,500	2,550,658	256,500	Level 3
Series A Tranche A Notes	90,000	90,000	—	90,406	—	90,965	Level 3
Series A Tranche B Notes	150,000	150,000	—	151,856	—	153,212	Level 3
Series B Tranche A Notes	85,000	85,000	—	86,045	—	84,981	Level 3
Series B Tranche B Notes	25,000	25,000	—	25,000	—	24,999	Level 3
Series B Tranche C Notes	290,000	290,000	—	293,911	—	289,100	Level 3
Series C Tranche A Notes	$25,000	25,000	—	$25,178	—	25,190	Level 3
Series C Tranche B Notes	$75,000	75,000	—	$75,092	—	75,786	Level 3
CLO Transaction	369,000	369,000	—	369,000	444,085	369,000	Level 3
Total	$3,084,000	$2,024,500	$777,796	$2,031,988	$4,174,054	$2,028,733
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
The carrying values of borrowings outstanding under the debt facilities approximated fair value as of December 31, 2024.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
Average debt outstanding and weighted average interest rates of outstanding debt for the year ended December 31, 2025 were as follows:

	Year Ended December 31, 2025
	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)
ASPV Credit Facility	6.66%	$285,256
MSPV Credit Facility	6.50%	$354,350
Truist Credit Facility	6.44%	$86,778
Series A Tranche A Notes	7.69%	$90,000
Series A Tranche B Notes	7.78%	$150,000
Series B Tranche A Notes	6.42%	$85,000
Series B Tranche B Notes	7.55%	$25,000
Series B Tranche C Notes	6.52%	$290,000
Series C Tranche A Notes	6.05%	$12,671
Series C Tranche B Notes	6.40%	$38,014
CLO Transaction	6.54%	$369,000
Total Weighted Average	6.71%	$1,786,069

Average debt outstanding and weighted average interest rates of outstanding debt for the year ended December 31, 2024 were as follows:

	Year Ended December 31, 2024
	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)
ASPV Credit Facility	7.79%	$222,353
MSPV Credit Facility	7.55%	$246,270
Truist Credit Facility	7.42%	$159,134
Series A Tranche A Notes	7.69%	$70,820
Series A Tranche B Notes	7.78%	$118,033
Series B Tranche A Notes	6.42%	$18,115
Series B Tranche B Notes	8.10%	$5,328
Series B Tranche C Notes	6.52%	$39,344
CLO Transaction	7.57%	$217,770
Total Weighted Average	7.56%	$1,097,167

As of December 31, 2025 and December 31, 2024, the Company and its subsidiaries were in compliance with all financial covenants and other requirements of each the credit facilities, notes and the CLO Transaction.
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

For the year ended December 31, 2025, the Administrator charged approximately $1.4 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the year ended December 31, 2024, the Administrator charged approximately $1.5 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the year ended December 31, 2023, the Administrator charged approximately $1.8 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

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
Unless earlier terminated as described below, the Investment Management Agreement remains in effect until November 1, 2026 and from year to year thereafter if approved annually by the vote of the Board of Trustees of the Company or by the vote of a majority of the outstanding voting securities of the Company, and the vote of a majority of the Company’s Independent Trustees. The Investment Management Agreement will automatically terminate in the event of assignment. The Investment Management Agreement may be terminated by (1) the Company without penalty on 60 days’ written notice, (2) by the vote of a majority of the outstanding voting securities of the Company or by the vote of the Company’s trustees, or (3) the Adviser on 120 days’ written notice.
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

As of December 31, 2025 and December 31, 2024, the Company has approximately $4.0 million and $3.1 million, respectively, payable to the Adviser for organizational, offering and operating costs, which is included in “accrued expenses and other liabilities payable to affiliate” and “due to affiliate” on the statements of assets and liabilities.
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
For the year ended December 31, 2025, the Company accrued approximately $23.7 million of base management fees payable to the Adviser. For the year ended December 31, 2024, the Company accrued approximately $14.8 million of base management fees payable to the Adviser. For the year ended December 31, 2023, the Company accrued approximately $7.7 million of base management fees payable to the Adviser. As of December 31, 2025 and December 31, 2024, base management fees payable by the Company to the Adviser were approximately $6.9 million and $4.6 million, respectively.
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
For the year ended December 31, 2025, the Company accrued approximately $28.0 million of income incentive fees. For the year ended December 31, 2024, the Company accrued approximately $19.4 million of income incentive fees. For the year ended December 31, 2023, the Company accrued approximately $8.6 million of income incentive fees. As of December 31, 2025 and December 31, 2024, the Company had approximately $7.8 million and $5.5 million, respectively, of income incentive fees payable.

As of December 31, 2025, the Company had no accrued capital gains incentive fees, of which none were paid or payable to the Adviser, representing no change in accrued capital gains incentive fees. As of December 31, 2024, the Company had no accrued capital gains incentive fees, of which none were paid or payable to the Adviser, representing a reversal of $496,000 accrued capital gains incentive fees since December 31, 2023.

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

The Adviser voluntarily agreed to pay up to 0.6% of the shareholder servicing and/or distribution fee on Class S shares sold for the one-year period beginning October 1, 2023 and ending October 1, 2024. The Adviser has voluntarily agreed to pay up to 0.25% of the shareholder servicing and/or distribution fee on Class S shares sold for the period between October 1, 2024 through September 30, 2025. The Adviser has voluntarily agreed to pay up to 0.25% of the shareholder servicing and/or distribution fee on Class D shares sold in the Company’s continuous offering of Common Shares for the period between December 1, 2024 and September 30, 2025.
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

For the year ended December 31, 2025, the Company accrued approximately $1.7 million and $6,000, of Class S and Class D shareholder servicing and distribution fees, respectively, of which $328,000 of Class S servicing fees were waived and less than $4,000 of Class D servicing fees were waived. For the year ended December 31, 2024, the Company accrued

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
approximately $560,000 and $3,000, of Class S and Class D shareholder servicing and distribution fees, respectively, of which $316,000 of Class S servicing fees were waived. For the year ended December 31, 2023, the Company accrued approximately $31,000 and less than $1,000 of Class S and Class D shareholder servicing and distribution fees, respectively, of which $22,000 of Class S servicing fees were waived.

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

For the year ended December 31, 2025, December 31, 2024 and December 31, 2023, no such Expense Payments were made by the Adviser.
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

Fair value for the year ended December 31, 2025 and December 31, 2024 and transactions of the Company’s investments in affiliates were as follows:

	Investment in Affiliated Funds at Fair Value for the Year Ended December 31, 2025
(Amounts in thousands)	Fair Value as of January 1, 2025	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2025	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$80,638	$17,557	$(6,243)	$1,479	$10,224	$103,655	$610
Twin Brook Segregated Equity Holdings, LLC	16	—	—	—	(1)	15	—
Total non-controlled/affiliated investments	$80,654	$17,557	$(6,243)	$1,479	$10,223	$103,670	$610

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

	Investment in Affiliated Funds at Fair Value for the Year Ended December 31, 2024
(Amounts in thousands)	Fair Value as of January 1, 2024	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2024	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$54,697	$27,394	$(7,017)	$3,940	$1,624	$80,638	$—
Twin Brook Segregated Equity Holdings, LLC	17	—	—	—	(1)	16	—
Total non-controlled/affiliated investments	$54,714	$27,394	$(7,017)	$3,940	$1,623	$80,654	$—
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
As of December 31, 2025, the Company’s monthly average USD notional exposure to derivatives was approximately $673.7 million. As of December 31, 2024, the Company’s monthly average USD notional exposure to derivatives was approximately $206.5 million.
The tables below present derivatives contracts as of December 31, 2025 and their respective classification on the consolidated statement of assets and liabilities:

Derivative Contracts/Hedged Items	Fair Value (Amounts in Thousands)	Statement of Assets and Liabilities Classification
Foreign currency forward contracts	(6)	Unrealized loss on derivative contracts
Interest rate swaps(1)	3,194	Unrealized gain on derivative contracts
Interest rate swaps(1)	(2,672)	Unrealized loss on derivative contracts
Interest rate options	352	Unrealized gain on derivative contracts
Hedged items(2)	7,488	Debt
(1) The interest rate swaps above are designated in a qualifying hedging relationship with unsecured borrowings.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
(2) The hedged items above represent the carrying value adjustment to unsecured borrowings in a designated hedging relationship as further described in the hedging note below.
The table below presents the impact to the consolidated statements of operations from derivative contracts that were not designated in a qualifying hedging relationship during the year ended December 31, 2025, December 31, 2024 and December 31, 2023:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Net change in unrealized gain (loss) on foreign currency forward contracts	$(52)	$90	$(44)
Net change in unrealized gain (loss) on interest rate swaps and options	(461)	(7,808)	—
Realized (loss) on foreign currency forward contracts	44	21	17
The Company has not applied counterparty netting or collateral netting; as such, the amounts of cash collateral received and posted are not offset against the derivative assets and derivative liabilities in the consolidated statements of assets and liabilities.
The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2025.

(Amounts in thousands)	As of December 31, 2025
Assets	Derivative Assets Subject to Master Netting Agreement	Derivatives available for offset	Non-Cash Collateral Received	Cash Collateral Received	Net Amount of Derivative Assets
Morgan Stanley Capital Services, LLC	$3,060	$(463)	$—	$—	$2,597
MUFG Bank, Ltd.	129	(129)	—	—	—
Wells Fargo Bank, N.A.	68	(68)	—	—	—
Regions Bank	289	—	—	—	289
Total	$3,546	$(660)	$—	$—	$2,886

(Amounts in thousands)	As of December 31, 2025
Liabilities	Derivative Liabilities Subject to Master Netting Agreement	Derivatives available for offset	Non-Cash Collateral Received	Cash Collateral Pledged (1)	Net Amount of Derivative Liabilities
Morgan Stanley Capital Services, LLC	$(463)	$463	$—	$—	$—
MUFG Bank, Ltd.	(1,619)	129	—	1,490	—
Wells Fargo Bank, N.A.	(596)	68	—	528	—
Regions Bank	—	—	—	—	—
Total	$(2,678)	$660	$—	$2,018	$—
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
The table below presents the impact to the consolidated statements of operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the year ended December 31, 2025, December 31, 2024 and December 31, 2023:

(Amounts in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023	Financial Statement Location
Interest rate swaps	$(14,361)	$(5,218)	$—	Interest expense
Hedged items	$12,789	$5,301	$—	Interest expense
The table below presents the carrying value of unsecured borrowings as of December 31, 2025 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

Description	Pricipal Amount (Amounts in thousands)	Carrying Value (Amounts in thousands)	Cumulative Hedging Adjustments (Amounts in thousands)
Series A, Tranche A Notes	$90,000	$90,406	406
Series A, Tranche B Notes	150,000	151,856	1,856
Series B, Tranche A Notes	85,000	86,045	1,045
Series B, Tranche C Notes	290,000	293,911	3,911
Series C, Tranche A Notes	25,000	25,178	178
Series C, Tranche B Notes	75,000	75,092	92
Total	$715,000	$722,488	7,488
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
As of December 31, 2025 and December 31, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	December 31, 2025	December 31, 2024
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
3BC Matrix Acquisition, LLC	$1,564	$—
50Floor, LLC	106	146
626 Holdings Equity, LLC	—	39
A. P. Nonweiler Co. Inc.	1,523	—
A.P.A Industries, LLC	1,979	1,523
Abrasive Technology Intermediate, LLC	138	104
ACES Intermediate, LLC	7,114	7,114
ADC Purchaser Inc	6,013	—
Advanced Lighting Acquisition, LLC	1,215	324
ADVI Health, LLC	1,062	1,062
Advocate RCM Acquisition Corp	2,902	2,902
AEP Passion Intermediate Holdings, Inc.	32	14
AFC Industries, Inc.	14,262	10,258
Affinitiv, Inc.	186	186
Agility Intermediate, Inc.	27	53
AHR Intermediate, Inc	16,679	13,790
AirPro Diagnostics, LLC	4,332	—
AKS Engineering and Forestry, LLC	2,890	—
Alcresta Buyer, Inc	39,224	16,797
Aligned Dental Management Services, LLC	3,997	—
Alliance Environmental Group, LLC	19	—
ALM Media, LLC	—	2,068
AlphaCoin LLC	7,119	7,537
Altamira Material Solutions, LP	—	11
AM Buyer, LLC	851	32
AMCP SAMGI Intermediate, Inc	16,368	—
AMCP Treatment Intermediate, LLC	9,653	—
American Family Care, LLC	17,337	5,756
Ansira Partners II, LLC	6,142	—
Answer Acquisition, LLC	531	759
Aptitude Health Holdings, LLC	223	227

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Portfolio Company	December 31, 2025	December 31, 2024
Aquatic Sales Solutions, LLC	58	70
ARC Health OPCO, LLC	13,138	—
ASC Ortho Management, LLC	7	17
Ascend Plastic Surgery Partners MSO LLC	19,880	24,879
Ascent Lifting, Inc.	2,500	2,500
ASP Global Acquisition, LLC	6,595	9,872
AvCarb, LLC	—	32
AWI Group, LLC	2,918	7,553
Baker Manufacturing Company, LLC	2,898	2,898
Banner Buyer, LLC	259	296
Barkley, LLC	2,300	2,300
BBG Intermediate Holdings, Inc.	4	4
BCI Burke Holding Corp.	9,036	9,036
Beacon Oral Specialists Management LLC	14,407	188
Beghou Consulting, LLC	2,290	1,136
Behavior Frontiers, LLC	—	1,344
Best Version Media Acquisition, LLC	2,897	3,976
Bestop, Inc	12,499	12,615
BPCP EE Intermedco LLC	2,244	3,387
BPCP NSA Intermedco, Inc	14,883	13,497
BPCP WLF Intermedco LLC	9,170	16,844
Brightview, LLC	10	—
BSC ASI BUYER, LLC	3,661	3,661
BSC Top Shelf Blocker LLC	2,256	2,256
Bulk Lift International, LLC	1,543	1,801
Canadian Orthodontic Partners Corp	29	30
CAP KSI Holdings LLC	4,287	5,835
Capital Construction, LLC	9,173	—
Capstone Mechanical LLC	7,563	—
CARDS Acquisition, Inc	—	27,012
Certified Collision Group Acquisition Corp	—	19
Champion Motorsports Group, LLC	—	56
Change Academy at Lake of the Ozarks, LLC	2,870	—
CHS Holdco, LLC	12,775	—
CL Services Acquisition, LLC	27,625	11,529
CNS Purchaser, LLC	15,271	14,280
Community Care Partners, LLC	—	23
Compass Restoration Intermediary Holdings, LLC	2,961	—
Copperweld Group, Inc.	—	200
Cosmetic Solutions, LLC	—	252
CPS Power Buyer, LLC	7,303	3,079
CR Services Intermediate, LLC	11	94
Creative Outdoor Holding Inc	12,909	—
CSL Intermediate Acquisition LLC	4,819	2,553
Custom Agronomics Holdings, LLC	2,232	786

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Portfolio Company	December 31, 2025	December 31, 2024
DASCO HME, LLC	7,891	—
Datum Acquisition, LLC	2,146	1,312
DealerOn Inc.	314	314
DemandTec, LLC	4,984	—
Dermatology Medical Partners OpCo, LLC	9	9
Diamondback Buyer, LLC	75	2,713
DNS IMI Acquisition Corp	56	38
Double E Company, LLC	1,382	265
Duggal Acquisition, LLC	12,543	11,079
Dykstra's Auto, LLC	23,732	88
Dynamic Campus Acquisition, Inc.	13,264	—
Eastern Communications Solutions, Inc.	3,240	3,240
Edko Acquisition, LLC	—	26
EH Management Company, LLC	2,505	38
ELMC RX Solutions, LLC	5,112	—
Empire Equipment Company, LLC	—	251
Endodontic Practice Partners, LLC	12,123	11,438
E-Phoenix Acquisition Co. Inc.	2,984	53
Esquire Deposition Solutions, LLC	7,666	7,666
Ever Fresh Fruit Company, LLC	1,380	3,893
Exclusive Concepts, LLC	3,343	4,833
Fastlap, LLC	338	14,806
First Steps Recovery Acquisition, LLC	22,409	—
Formulated Buyer, LLC	76	2
Franchise Fastlane, LLC	15	15
FreshAddress, LLC	30	30
FYZICAL Buyer, LLC	1,107	1,653
Genius Bidco LLC	7,755	8,231
Geriatric Medical and Surgical Supply, LLC	300	300
Gifthealth, Inc.	10,835	—
GM Services Buyer, LLC	9,997	—
Gold Medal Holdings, Inc.	2,668	3,986
Golden Bear PT Partners, LLC	17	11
GPSTrackit Holdings, LLC	2,067	4,429
Green Monster Acquisition, LLC	23	—
GS XX Corporation	2,381	2,381
Guardian Dentistry Practice Management, LLC	3,351	4,188
H2 Holdco, Inc.	13,098	16,664
Harley Exteriors Acquisition, LLC	2,423	5,251
Health and Wellness Partners LLC	8,288	—
HEC Purchaser Corp.	8,250	7,843
Helpware, Inc.	1,754	2,531
Highland Acquisition, Inc.	1,771	1,771
HLSG Intermediate, LLC	2,496	16
Home Brands Group Holdings, Inc.	48	48

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Portfolio Company	December 31, 2025	December 31, 2024
HTI Intermediate, LLC	2,070	3,770
Hultec Buyer, LLC	705	3,288
Hydromax USA, LLC	1,435	182
Icelandirect, LLC	3,189	6
Icreon Holdings, LLC	1,071	1,071
IMA Group Management Company, LLC	4,105	192
Infolinks Media Buyco, LLC	11	38
Innovate 32 Services, LLC	22,209	—
Innovative Discovery Acquisition, LLC	10,677	—
Innovative FlexPak, LLC	230	232
Inreach Intermediate Holdings II, LLC	6,733	—
IPC Pain Acquisition, LLC	1,140	1,140
Ironhorse Purchaser, LLC	5,813	3,924
ISPN Intermediate, LLC	—	718
ISSA, LLC	92	131
Jacent Strategic Merchandising, LLC	1,330	—
Johns Byrne LLC	1,460	4,039
Juniper Landscaping Holdings LLC	8,360	1,630
K-1 Packaging Group, LLC.	5,483	6,579
Kaizen Auto Care, LLC	6	117
Keystone Partners, LLC	2,753	3,691
Kittyhawk, Inc	3,571	3,571
Kravet Design LLC	4,349	4,349
Kwalu, LLC	3,374	4,049
L&J Holding Company LLC	8,490	12,027
Lakeshirts LLC	16,435	18,474
Lawn Care Holdings Purchaser, Inc	6,696	13,262
Lehman Pipe Buyer, LLC	8,057	5,309
Leonard Group, Inc.	—	156
Livefront, LLC	6,730	—
Load One Purchaser Corporation	3,344	3,201
MacKenzie Childs Acquisition, Inc.	3,374	3,374
MacNeill Pride Group Corp.	287	215
Mad Rose Company, LLC	253	342
Main Street Gourmet, LLC	—	38
Mattco Forge, Inc.	1,230	4,307
MediaMint Inc	2,128	—
Medical Technology Associates, LLC	1,550	1,966
Merge USA, Inc	2,515	—
MetaSource, LLC	38	52
Milestone Technologies, Inc	5,513	—
Millennia Patient Services, LLC	80	53
Montway LLC	—	150
MRC Keeler Acquisition, LLC	150	150
MS Pain, LLC	6,899	6,899

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Portfolio Company	December 31, 2025	December 31, 2024
MWEC Management, LLC	4,168	4,168
My Buyer, LLC	2,360	4,633
Nasco Healthcare Inc.	2,203	1,982
NEFCO Holding Company, LLC	4,753	8,248
Nelson Name Plate Company	56	90
Network Partners Acquisition, LLC	38	38
Nimlok Company, LLC	1,498	320
North & Warren, LLC	954	—
NTM Acquisition Corp	—	995
NutriScience Innovations, LLC	131	131
NWI Merger Sub, Inc	8,933	8,933
OneCare LTC, LLC	2,121	—
Optimized Marketing Acquisition, LLC	1,066	169
Outerbox, LLC	2,830	6,357
P and R Dental Strategies, LLC	14	19
P1 DENTAL MSO, LLC	3,468	—
Palmetto Technology Group, LLC	7,281	9,781
Peak Dental Services, LLC	66	—
Peak Investment Holdings, LLC	65	274
Peninsula MMGY Corporation	3,395	3,691
PharmaForceIQ INC.	2,093	2,093
PHGP MB Purchaser, Inc.	63	58
Pink Lily Holdings, LLC	15	31
Polaris Labs Acquisition, LLC	2,123	2,123
Polycorp Ltd	10,261	18,583
PPW Acquisition, LLC	26	9
PRA Acquisition, LLC	56	56
Precision Point Metrics, Inc	5,093	—
Premier Early Childhood Education Partners LLC	2,813	6,261
Premier Produce One, LLC	14,432	—
PRM Management Company, LLC	1,969	1,969
Purpose Home Health Acquisition, LLC	9,999	11,028
Qin's Buffalo, LLC	2,393	4,515
Quality Liaison Services of North America, Inc	912	1,629
Raneys, LLC	1,964	1,964
Rapid Fire Safety and Security, LLC	1,080	—
Redwood Buyer, LLC	9,499	—
Reliable Medical Supply LLC	—	7
Renovation Systems, LLC	1,331	3,309
Rental Equipment Investment Corp	5,225	—
Revival Animal Health, LLC	—	52
RKD Group, LLC	—	6,872
RMS Health Care Management, LLC	—	1,620
Rose Paving, LLC	3,431	7,943
RTP Acquisition, LLC	—	15

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Portfolio Company	December 31, 2025	December 31, 2024
Sage Dental Management, LLC	17,773	12,772
SAMGI Buyer, Inc.	—	138
SCP Cold Chain Packaging Buyer Corp	10,495	—
SCP ENT and Allergy Services, LLC	64	51
SCP OMS Services, LLC	8,754	—
SENS Intermediate Holdings LLC	6,132	—
Shasta Buyer, LLC	4,307	3,732
ShiftKey, LLC	110	110
Signature Dental Partners LLC	2,974	10,589
Signature MD, Inc	5,292	8,274
Silver Falls MSO, LLC	5,371	12
SimiTree Acquisition LLC	128	128
SIMKO Merger Sub, LLC	27	4,835
Sixarp, LLC	4,432	2,053
Southeast Primary Care Partners, LLC	733	150
Southern Orthodontic Partners Management, LLC	4,843	5,905
Southern Sports Medicine Partners, LLC	27	27
Spa Medicca, LLC	7,199	—
Spear Education Holdings, LLC	3,791	7,290
Spectrum Solutions, LLC	95	107
SPG Holdco, LLC	1,234	2,070
Star Dental Partners LLC	6,513	15,405
Starwest Botanicals Acquisition, LLC	4	87
Stax Holding Company, LLC	—	60
Steel City Wash, LLC	—	12
Storm Smart Buyer LLC	66	26
Sun Orchard, LLC	6,851	11,435
Superior Insurance Partners LLC	5,414	14,403
Superscapes Holdco, LLC	1,888	—
Surplus Solutions, LLC	3,626	6,080
TCG Services, LLC	9,280	—
Teel Plastics, LLC	3,909	324
The Channel Company, LLC	27	43
The Chempetitive Group, LLC	13,578	13,919
Therapy2000 Acquisition, LLC	6,888	—
Third Holdco, LLC	9,713	—
Trademark Global, LLC	18	18
Transitions Intermediate Holdings, LLC	2,784	1,765
Treat Planet Acquisition, LLC	2,422	1,965
Triad Technologies, LLC	332	332
TruBlue LLC	3,761	3,761
TruSource Foods LLC	3,425	—
TSR Concrete Coatings, LLC	19,088	537
U.S. Urology Partners, LLC	—	1,401
United Land Services Opco Parent, LLC	3,779	333

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Portfolio Company	December 31, 2025	December 31, 2024
Universal Pure, LLC	179	2,104
US Anchors Group Inc	6,043	3,275
US Foot and Ankle Specialists, LLC	2,699	2,699
USSC Holding Corp	3,409	7,177
Value Added Distributors, LLC	3,768	3,768
Vanguard Packaging, LLC	2,939	3,821
Varsity DuvaSawko Operating Corp.	3,045	3,459
Varsity Rejuvenate Partners, LLC	1,245	5,078
Vehicle Accessories, Inc.	—	877
VersiCare Management LLC	4,775	6,034
VetEvolve Holdings, LLC	15,217	8,821
Vintage Parts, Inc	1,564	—
VIT Nyckel Acquisition AB	2,719	—
Vital Geriatrics Group Buyer, Inc	2,408	—
Walker Sands, LLC	1,553	—
WCI Volt Purchaser, LLC	2,249	2,249
Western Veterinary Partners, LLC	4,599	20,872
Westminster Cracker Company, Inc.	1,303	1,380
White Label Communications,LLC	—	1,534
Wolf Gordon Inc	3,809	3,809
Woodson and Bozeman, LLC	9,026	—
WTWH Buyer, LLC	1,638	1,638
Yard-Nique, Inc	973	807
Zipline Logistics, LLC	405	574
Total unfunded portfolio company commitments	1,151,840	820,807
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of business. As of December 31, 2025, management was not aware of any material pending or threatened litigation.
Note 9.  Net Assets
Equity Issuances
As of December 31, 2025 and December 31, 2024, the Company had 94,659,223 and 60,925,719 shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares for the year ended December 31, 2025, December 31, 2024 and December 31, 2023:

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

	Year Ended December 31, 2025
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	27,389,033	$691,367
Share transfers between classes	9,900	251
Distributions reinvested	1,769,526	44,913
Repurchased shares, net of early repurchase deduction	(2,759,070)	(69,554)
Net increase (decrease)	26,409,389	$666,977

	Year Ended December 31, 2025
	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	6,952,639	$175,641
Share transfers between classes	(6,911)	(175)
Distributions reinvested	365,137	9,231
Repurchased shares, net of early repurchase deduction	(34,630)	(858)
Net increase (decrease)	7,276,235	$183,839

	Year Ended December 31, 2025
	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	57,006	$1,347
Share transfers between classes	(2,989)	(76)
Distributions reinvested	2,940	73
Repurchased shares, net of early repurchase deduction	(8,700)	(220)
Net increase (decrease)	48,257	$1,124

	Year Ended December 31, 2024
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	25,899,530	$658,537
Share transfers between classes	106,986	2,723
Distributions reinvested	963,461	24,497
Repurchased shares, net of early repurchase reduction	(90,917)	(2,282)
Net increase (decrease)	26,879,060	$683,475

	Year Ended December 31, 2024
	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	2,481,562	$63,094
Share transfers between classes	(91,641)	(2,333)
Distributions reinvested	158,631	4,033
Net increase (decrease)	2,548,552	$64,794

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

	Year Ended December 31, 2024
	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	72,525	$1,842
Share transfers between classes	(15,344)	(390)
Distributions reinvested	2,498	66
Net increase (decrease)	59,679	$1,518

	Year Ended December 31, 2023
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	9,197,698	$236,709
Distributions reinvested	101,791	2,621
Net increase (decrease)	9,299,489	$239,330

	Year Ended December 31, 2023
	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	1,179,452	$30,374
Distributions reinvested	1,758	45
Net increase (decrease)	1,181,210	$30,419

	Year Ended December 31, 2023
	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	12,700	$327
Net increase (decrease)	12,700	$327

Dividends
The following tables reflect dividends declared for each share class for the year ended December 31, 2025.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Year Ended December 31, 2025
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$13,438
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$13,365
March 28, 2025	March 31, 2025	April 28, 2025	$0.2200	$13,788
April 27, 2025	April 30, 2025	May 28, 2025	$0.2200	$14,121
May 28, 2025	May 31, 2025	June 26, 2025	$0.2200	$14,580
June 27, 2025	June 30, 2025	July 29, 2025	$0.2200	$14,969
July 28, 2025	July 31, 2025	August 29, 2025	$0.2200	$15,479
August 28, 2025	August 31, 2025	September 30, 2025	$0.2200	$16,136
September 27, 2025	September 30, 2025	October 31, 2025	$0.2200	$16,525
October 23, 2025	October 31, 2025	November 28, 2025	$0.2200	$16,854
November 26, 2025	November 30, 2025	December 31, 2025	$0.2100	$16,460
December 29, 2025	December 31, 2025	January 30, 2026	$0.2000	$16,933

Year Ended December 31, 2025
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2171	$933
February 25, 2025	February 28, 2025	March 27, 2025	$0.2084	$969
March 28, 2025	March 31, 2025	April 28, 2025	$0.2071	$1,159
April 27, 2025	April 30, 2025	May 28, 2025	$0.2075	$1,307
May 28, 2025	May 31, 2025	June 26, 2025	$0.2071	$1,467
June 27, 2025	June 30, 2025	July 29, 2025	$0.2075	$1,563
July 28, 2025	July 31, 2025	August 29, 2025	$0.2071	$1,691
August 28, 2025	August 31, 2025	September 30, 2025	$0.2071	$1,843
September 27, 2025	September 30, 2025	October 31, 2025	$0.2075	$1,965
October 23, 2025	October 31, 2025	November 28, 2025	$0.2018	$2,020
November 26, 2025	November 30, 2025	December 31, 2025	$0.1924	$2,020
December 29, 2025	December 31, 2025	January 30, 2026	$0.1818	$2,003

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Year Ended December 31, 2025
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$16
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$17
March 28, 2025	March 31, 2025	April 28, 2025	$0.2200	$17
April 27, 2025	April 30, 2025	May 28, 2025	$0.2200	$17
May 28, 2025	May 31, 2025	June 26, 2025	$0.2200	$19
June 27, 2025	June 30, 2025	July 29, 2025	$0.2200	$19
July 28, 2025	July 31, 2025	August 29, 2025	$0.2200	$21
August 28, 2025	August 31, 2025	September 30, 2025	$0.2200	$22
September 27, 2025	September 30, 2025	October 31, 2025	$0.2200	$23
October 23, 2025	October 31, 2025	November 28, 2025	$0.2147	$22
November 26, 2025	November 30, 2025	December 31, 2025	$0.2048	$22
December 29, 2025	December 31, 2025	January 30, 2026	$0.1947	$23

The following table reflects dividends declared on common shares for the year ended December 31, 2024 :

Year Ended December 31, 2024
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2024	January 31, 2024	February 27, 2024	$0.2300	$7,355
February 26, 2024	February 29, 2024	March 27, 2024	$0.2300	$7,809
March 28, 2024	March 31, 2024	April 26, 2024	$0.2300	$9,064
April 27, 2024	April 30, 2024	May 29, 2024	$0.2300	$9,566
May 28, 2024	May 31, 2024	June 26, 2024	$0.2300	$9,937
June 27, 2024	June 30, 2024	July 29, 2024	$0.2300	$10,987
July 28, 2024	July 31, 2024	August 28, 2024	$0.2300	$11,247
August 28, 2024	August 31, 2024	September 26, 2024	$0.2400	$12,183
September 27, 2024	September 30, 2024	October 29, 2024	$0.2400	$12,615
October 28, 2024	October 31, 2024	November 26, 2024	0.2400	$12,899
November 27, 2024	November 30, 2024	December 27, 2024	0.2400	$13,373
December 28, 2024	December 31, 2024	January 29, 2025	0.2400	$13,710

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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Under the share repurchase plan, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers on or around the last business day of that quarter (the “Repurchase Date”) using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

The following table presents the share repurchases completed during the year ended December 31, 2025:

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
January 29, 2025	259,680	0.4%	$25.30	December 31, 2024	$6,564	0
April 25, 2025	1,248,893	1.7%	$25.29	March 31, 2025	$31,530	0
July 28, 2025	249,741	0.3%	$25.31	June 30, 2025	$6,315	0
October 28, 2025	204,639	0.2%	$25.15	September 30, 2025	$5,108	0
December 12, 2025	839,446	0.9%	$25.19	December 31, 2025	$21,115	0

The following table presents the share repurchases completed during the year ended December 31, 2024:

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
January 30, 2024	19,539	0.1%	$25.43	December 31, 2023	$487	0
April 25, 2024	—	—%	$25.40	March 31, 2024	$—	0
July 26, 2024	38,837	0.1%	$25.45	June 30, 2024	$969	0
October 28, 2024	32,540	0.1%	$25.47	September 30, 2024	$827	0

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

During the year ended December 31, 2025, $198.1 million and $3.8 million of the dividends declared were derived from ordinary income and capital gains, respectively, as determined on a tax basis. All of the dividends declared for the year-

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
ended December 31, 2024 and December 31, 2023 were derived from ordinary income, as determined on a tax basis. Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.
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
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or expenses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. There were $7.0 million, $(0.3) million, and $4.2 million of permanent differences primarily related to non-deductible offering costs and net income from wholly-owned subsidiary as of December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

The following reconciles the increase (decrease) in net assets resulting from operations to taxable income for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

(Amounts in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Net increase (decrease) in net assets resulting from operations	$193,544	$130,517	$61,643
Adjustments:
Net change in unrealized (gain)/loss from investments	1,971	1,748	(1,976)
Net change in unrealized (gain)/loss on interest rate swaps and options	461	7,808	—
Deferred organizational costs	(61)	(60)	423
Other nondeductible expenses	2,141	1,604	3,220
Capital loss carryforward	(4)	(7)	12
Net income from consolidated wholly-owned subsidiary	4,874	(1,925)	955
Taxable income(1)	$202,926	$139,685	$64,277
(1) Taxable income is an estimate and is not fully determined until the Company's tax return is filed.

The components of accumulated undistributed (over-distributed) earnings (losses) as calculated on a tax basis for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 were:

(Amounts in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
(Over)/Underdistributed ordinary income	$3,709	$2,821	$1,059
Distributable capital gains	212	—	—
Other temporary book/tax differences	(674)	(739)	(806)
Net unrealized appreciation (depreciation) on investments	80	2,052	3,800
Unrealized appreciation (depreciation) on interest rate swaps and options	(8,269)	(7,808)	—
Total accumulated undistributed (over-distributed) earnings	$(4,942)	$(3,674)	$4,053

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, as of December 31, 2025, December 31, 2024, and December 31, 2023 were as follows:

(Amounts in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Tax cost	$4,299,650	$3,158,625	$1,394,619
Gross unrealized appreciation	41,390	21,230	11,108
Gross unrealized depreciation	(41,310)	(19,178)	(7,308)
Net unrealized appreciation/(depreciation) on investments	$80	$2,052	$3,800

Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized by the Fund may get carried forward indefinitely and retain their character as short-term and/or long-term losses. Any such losses will be deemed to arise on the first day of the next taxable year. Such losses for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 were as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Short-term:	—	—	11,503
Long-term:	—	4,000	—

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
Note 12.  Financial Highlights
The following are financial highlights for a common share outstanding for the year ended December 31, 2025, December 31, 2024, December 31, 2023 and for the period from January 27, 2022 (Inception) to December 31, 2022.

(Amounts in thousands, except share and per share amounts)	Year Ended December 31, 2025
	Class I	Class S*	Class D*
Per share data:
Net asset value, beginning of period	$25.30	$25.30	$25.30
Net investment income (loss)(1)	2.51	2.33	2.50
Net realized and unrealized gain (loss)(2)	0.00	0.01	(0.01)
Total from operations	2.51	2.34	2.49
Dividends declared	(2.62)	(2.45)	(2.60)
Total increase (decrease) in net assets	(0.11)	(0.11)	(0.11)
Net asset value, end of period	$25.19	$25.19	$25.19
Shares outstanding, end of period	83,536,270	11,005,998	116,955
Total return(3)(4)	10.4%	9.7%	10.3%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	10.3%	11.2%	10.4%
Ratio of total net operating expenses to average net assets(4)(5)(7)	0.5%	0.5%	0.5%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(8)	10.4%	10.0%	10.4%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	10.1%	9.6%	10.1%
Net assets, end of period	$2,104,653	$277,290	$2,947
Weighted average shares outstanding	69,969,768	7,779,431	92,618
Portfolio turnover rate(10)	19.7%	19.7%	19.7%
Asset coverage ratio(11)	217.8%	217.8%	217.8%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

(Amounts in thousands, except share and per share amounts)	Year Ended December 31, 2024
	Class I	Class S*	Class D*
Per share data:
Net asset value, beginning of period	$25.41	$25.41	$25.41
Net investment income (loss)(1)	2.78	2.68	2.67
Net realized and unrealized gain (loss)(2)	(0.08)	(0.07)	(0.03)
Total from operations	2.70	2.61	2.64
Dividends declared	(2.81)	(2.72)	(2.75)
Total increase (decrease) in net assets	(0.11)	(0.11)	(0.11)
Net asset value, end of period	$25.30	$25.30	$25.30
Shares outstanding, end of period	57,123,580	3,729,761	72,378
Total return(3)(4)	11.1%	10.8%	10.9%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	11.3%	11.8%	11.7%
Ratio of net operating expenses less interest and tax expense to average net assets(4)(5)(7)	0.6%	0.6%	0.6%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(8)	11.0%	10.6%	10.6%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	10.9%	10.5%	10.5%
Net assets, end of period	$1,445,050	$94,351	$1,831
Weighted average shares outstanding	46,369,379	2,580,010	44,024
Portfolio turnover rate(10)	23.5%	23.5%	23.5%
Asset coverage ratio(11)	188.3%	188.3%	188.3%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

(Amounts in thousands, except share and per share amounts)	Year Ended December 31, 2023
	Class I	Class S*	Class D*
Per share data:
Net asset value, beginning of period	$25.25	$25.80	$25.75
Net investment income (loss)(1)	2.39	0.65	0.23
Net realized and unrealized gain (loss)(2)	0.07	(0.05)	(0.01)
Total from operations	2.46	0.60	0.22
Dividends declared	(2.30)	(0.99)	(0.56)
Total increase (decrease) in net assets	0.16	(0.39)	(0.34)
Net asset value, end of period	$25.41	$25.41	$25.41
Shares outstanding, end of period	30,244,520	1,181,210	12,700
Total return(3)(4)	10.0%	2.4%	0.9%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	11.1%	3.7%	0.9%
Ratio of total net operating expenses to average net assets(4)(5)(7)	1.0%	0.3%	0.1%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(8)	9.6%	3.5%	0.9%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	9.4%	3.4%	0.9%
Net assets, end of period	$768,513	$30,015	$323
Weighted average shares outstanding	24,792,294	571,089	12,700
Portfolio turnover rate(10)	14.6%	14.6%	14.6%
Asset coverage ratio(11)	224.2%	224.2%	224.2%
*Class S commenced operations on 10/2/2023; Class D commenced operations on 12/1/2023.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

(Amounts in thousands, except share and per share amounts)	Period from January 27, 2022 (Inception) to December 31, 2022
Per share data:
Net asset value, beginning of period	$25.00
Net investment income (loss)(1)	1.56
Net realized and unrealized gain (loss)(2)	(0.56)
Total from operations	1.00
Dividends declared	(0.75)
Total increase (decrease) in net assets	0.25
Net asset value, end of period	$25.25
Shares outstanding, end of period	20,943,030
Total return(3)(4)	4.0%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	5.6%
Ratio of net operating expenses less interest and tax expense to average net assets(4)(5)(7)	1.4%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(8)	3.1%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	4.6%
Net assets, end of period	$528,895
Weighted average shares outstanding	8,534,410
Total capital commitments, end of period	$529,300
Ratio of total contributed capital to total committed capital, end of period	100.0%
Portfolio turnover rate(10)	10.7%
Asset coverage ratio(11)	263.6%
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
(6)Ratio of total expenses to average net assets is computed using total expenses net of waivers from the Administrator, if applicable. Included in total expenses are incentive fees of 1.4%, 1.5%, and 1.5% respectively, as a percent of average net assets for the year ended December 31, 2025 for Class I, Class S, and Class D, respectively. Additionally, included in total expenses For the year ended December 31, 2024 are incentive fees of 1.5%, 1.5%, and 1.5%, and included in total expenses for the year ended December 31, 2023 are incentive fees of 1.4%, 0.5%, and 0.1%. The impact of the waiver included in total expenses net of waivers was 0.2%, —%, and not applicable, respectively, for the years ended December 31, 2025 for Class S, Class D, and Class I shares, respectively. Additionally, the impact of

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued
the waiver included in total expenses of net waivers for the year ended December 31, 2024, was —% for Class S shares and not applicable for Class D or Class I shares There were no waivers for the year ended December 31, 2023.
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

Note 13. Senior Securities

Information about our senior securities is shown in the following tables.

Class and Period - December 31, 2025	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
ASPV Credit Facility	$272,600	2,178.0	N/A	N/A
MSPV Credit Facility	$386,400	2,178.0	N/A	N/A
Truist Credit Facility	$256,500	2,178.0	N/A	N/A
Series A Tranche A Notes	$90,000	2,178.0	N/A	N/A
Series A Tranche B Notes	$150,000	2,178.0	N/A	N/A
Series B Tranche A Notes	$85,000	2,178.0	N/A	N/A
Series B Tranche B Notes	$25,000	2,178.0	N/A	N/A
Series B Tranche C Notes	$290,000	2,178.0	N/A	N/A
Series C Tranche A Notes	$25,000	2,178.0	N/A	N/A
Series C Tranche B Notes	$75,000	2,178.0	N/A	N/A
CLO Transaction	$369,000	2,178.0	N/A	N/A

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Class and Period - December 31, 2024	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
ASPV Credit Facility	$251,300	1,882.7	N/A	N/A
MSPV Credit Facility	$191,400	1,882.7	N/A	N/A
Truist Credit Facility	$299,600	1,882.7	N/A	N/A
Series A Tranche A Notes	$90,000	1,882.7	N/A	N/A
Series A Tranche B Notes	$150,000	1,882.7	N/A	N/A
Series B Tranche A Notes	$85,000	1,882.7	N/A	N/A
Series B Tranche B Notes	$25,000	1,882.7	N/A	N/A
Series B Tranche C Notes	$290,000	1,882.7	N/A	N/A
CLO Transaction	$369,000	1,882.7	N/A	N/A

Class and Period - December 31, 2023	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Morgan Stanley Asset Funding, Inc., Credit Facility	$350,300	2,242.4	N/A	N/A
Ally Bank Credit Facility	$150,000	2,242.4	N/A	N/A
Truist Credit Facility	$142,700	2,242.4	N/A	N/A

Class and Period - December 31, 2022	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Morgan Stanley Asset Funding, Inc., Credit Facility	$303,200	2,636.4	N/A	N/A
Ally Bank Credit Facility	$20,000	2,636.4	N/A	N/A

(1) Total amount of each class of senior securities outstanding at the end of the period presented.

(2) Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities represented indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.

(3) The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it.

(4) Not applicable since the senior securities are not registered for public trading.

As of December 31, 2025, December 31, 2024, December 31, 2023 and December 31, 2022, the aggregate principal amount of indebtedness outstanding was $2,024.5, $1,751.3, $643.0 and $323.2 million, respectively. As of December 31, 2025, December 31, 2024, December 31, 2023 and December 31, 2022, the asset coverage ratio was 217.8%, 188.3%, 224.2% and 263.6%, respectively.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements - Continued

Note 14.  Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, these consolidated financial statements, except as discussed below:

Capital inflows from January 1, 2026 through March 16, 2026 were approximately $187 million, not including March dividend reinvestments. First quarter 2026 repurchase requests were approximately 1.3% of shares outstanding as of December 31, 2025. The Company will honor all tenders for the latest quarterly repurchase period, which ended March 5, 2026. The foregoing capital inflow and repurchase request amounts are estimates based on information provided by the Company’s transfer agent. The Company will disclose the final dollar value of first quarter repurchases in April (after striking March 31, 2026 NAV) as part of the Company’s ordinary course filings.

On February 19, 2026, the Company entered into an Agency Transfer Agreement with Truist Bank and Sumitomo Mitsui Banking Corporation (“SMBC”), where SMBC replaced Truist as Administrative Agent and Collateral Agent.

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025. It should be noted that any system of controls, regardless of design and execution, can provide only reasonable assurance of achieving the desired control objectives.
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

Management of the Company (with participation of the Chief Executive Officer and Chief Financial Officer) conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company's fiscal year ended December 31, 2025.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company’s fiscal year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company’s fiscal year ended December 31, 2025.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company’s fiscal year ended December 31, 2025.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after the Company’s fiscal year ended December 31, 2025.

PART IV
Item 15. Exhibits.

Exhibit No.	Description
3.1
Fifth Amended and Restated Agreement and Declaration of Trust, dated March 17, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 18, 2025)

3.2
Fourth Amended and Restated Bylaws, dated March 17, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 18, 2025)

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

10.4*	Distribution and Servicing Plan, dated March 10, 2026
10.5
Global Custody Agreement, dated December 15, 2022, by and between the Company and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023)

10.6
Amended and Restated Administration Agreement, dated September 6, 2023, by and between the Company and the Adviser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2023)

10.7
Services Agreement, dated October 24, 2022, by and between the Company and DST Systems, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023)

10.8
Expense Support and Conditional Reimbursement Agreement, dated October 25, 2022, by and between the Company and the Adviser (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023)

10.9
Loan and Servicing Agreement, dated as of June 17, 2022, by and among Twin Brook Capital Funding XXXIII MSPV, LLC, Twin Brook Capital Funding XXXIII, LLC. AGTB Fund Manager, LLC, the Lenders (defined therein) party thereto, Morgan Stanley Asset Funding, Inc. and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023)

10.10
Amendment No.1 to Loan and Servicing Agreement, dated as of October 28, 2022, by and among Twin Brook Capital Funding XXXIII MSPV, LLC, Twin Brook Capital Funding XXXIII, LLC. AGTB Fund Manager, LLC, the Lenders (defined therein) party thereto, Morgan Stanley Asset Funding, Inc. and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023)

10.11
Amendment No. 3 to Loan and Servicing Agreement, dated as of May 28, 2024, by and among Twin Brook Capital Funding XXXIII MSPV, LLC, AGTB Fund Manager, LLC, the Lenders (defined therein) party thereto, Morgan Stanley Asset Funding, Inc. and the Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2024)

10.12
Loan, Security and Collateral Management Agreement, dated as of December 13, 2022, by and among Twin Brook Capital Funding XXXIII ASPV, LLC, Twin Brook Capital Funding XXXIII, LLC, AGTB Fund Manager, LLC, the Lenders (defined therein) party thereto, Ally Bank and Computershare Trust Company, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023)

10.13
First Amendment to Loan, Security and Collateral Management Agreement, dated as of August 9, 2024, by and among Twin Brook Capital Funding XXXIII ASPV, LLC, as the Borrower, AGTB Fund Manager, LLC, as the Collateral Manager, Ally Bank, as the Administrative Agent and as the Swingline Lender, the Required Lenders party thereto and Western Alliance Trust Company, N.A., as the Collateral Custodian (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2024)

10.14
Second Amendment to Loan, Security and Collateral Management Agreement, dated as of October 2, 2025, by and among Twin Brook Capital Income Funding XXXIII ASPV, LLC, as the Borrower, AGTB Fund Manager, LLC, as the Collateral Manager, Ally Bank, as the Administrative Agent and as the Swingline Lender, the Lenders party thereto and Western Alliance Trust Company, N.A., as the Collateral Custodian (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 7, 2025)

10.15
Senior Secured Revolving Credit Agreement, dated as of November 17, 2023, by and among the Company, the Lenders and Issuing Banks (as defined therein) party thereto and Truist Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2023)

10.16
First Amendment to Senior Secured Revolving Credit Agreement, dated as of August 16, 2024, by and among the Company, the Lenders and Issuing Banks (as defined therein) party thereto and Truist Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 16, 2024)

10.17
Second Amendment to Senior Secured Revolving Credit Agreement, dated as of October 1, 2025, by and among TPG Twin Brook Capital Income Fund, the Lenders, and Issuing Banks (as defined therein) party thereto and Truist Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 7, 2025)

10.18
Note Purchase Agreement, dated as of March 19, 2024, by and among TPG Twin Brook Capital Income Fund and the purchasers party thereto (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 18, 2025)

10.19
First Supplement to Master Note Purchase Agreement, dated October 15, 2024, by and among TPG Twin Brook Capital Income Fund and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2024)

10.20
Second Supplement to Master Note Purchase Agreement, dated June 30, 2025, by and among TPG Twin Brook Capital Income Fund and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2025)

10.21
Purchase and Placement Agency Agreement, dated as of May 30, 2024, by and among Twin Brook CLO 2024-1 LLC, Twin Brook Capital Funding XXXIII, LLC, Morgan Stanley & Co. LLC and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2024)

10.22
Indenture, dated as of May 30, 2024, by and between Twin Brook CLO 2024-1 LLC, as Issuer and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2024)

10.23
Credit Agreement, dated as of May 30, 2024, by and between Twin Brook CLO 2024-1 LLC, as Borrower, Various Financial Institutions and Other Persons, as Lenders, Computershare Trust Company, N.A., as Loan Agent, and Computershare Trust Company, N.A., as Collateral Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2024)

10.24
Collateral Management Agreement, dated as of May 30, 2024, by and between Twin Brook CLO 2024-1 LLC and AGTB Fund Manager, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2024)

10.25
Loan Sale Agreement, dated as of May 30, 2024, by and between Twin Brook Capital Funding XXXIII, LLC, as the Seller, and Twin Brook CLO 2024-1 LLC, as the Issuer (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2024)

10.26
TPG Twin Brook Capital Income Fund Multiple Class Plan, dated October 25, 2022 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023)

10.27
Distribution Reinvestment Plan, dated October 25, 2022 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023)

14.1
Joint Code of Ethics of TPG Twin Brook Capital Income Fund and AGTB Fund Manager, LLC (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 18, 2025)

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

TPG TWIN BROOK CAPITAL INCOME FUND

March 16, 2026	By:	/s/ Trevor Clark
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

March 16, 2026	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer, Chairman of the Board of Trustees, and Trustee
(Principal Executive Officer)

March 16, 2026	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

March 16, 2026	By:	/s/ James E. Bowers
James E. Bowers
Independent Trustee

March 16, 2026	By:	/s/ James N. Hallene
James N. Hallene
Independent Trustee

March 16, 2026	By:	/s/ Lance A. Ludwick
Lance A. Ludwick
Independent Trustee