Form 10-Q
period 2026-03-31
TPG Twin Brook Capital Income Fund
filed 2026-05-12
CIK 1913724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐ No ☒
The number of shares of the Registrant’s common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding as of May 12, 2026 was 90,354,872, 11,928,729 and 126,596 of Class I, Class S and Class D Common Shares, respectively. Common Shares outstanding exclude May 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TPG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $4,393,198 and $4,190,298, respectively)	$4,382,413	$4,174,054
Non-controlled/affiliated investments at fair value (amortized cost of $86,501 and $87,345, respectively)	98,605	103,670
Cash (restricted cash of $51,705 and $85,873, respectively)	125,263	162,795
Cash equivalents	7,006	22,007
Deferred financing costs	26,991	27,232
Interest receivable	17,220	17,997
Unrealized gain on derivative contracts	2,167	3,552
Other assets	1,094	781
Deferred offering costs	1,188	402
Prepaid expenses	113	278
Total assets	$4,662,060	$4,512,768
Liabilities
Debt (Note 5)	$2,008,483	$2,031,988
Payable for share repurchase	30,864	21,115
Interest payable	21,827	27,830
Dividend payable	20,245	18,959
Income incentive fee payable	8,227	7,758
Management fees payable	7,549	6,880
Unrealized loss on derivative contracts	5,416	2,672
Accrued expenses and other liabilities payable to affiliate	3,563	4,029
Deferred tax liability	3,013	3,937
Deferred income	2,967	2,710
Capital gains incentive fee payable	344	—
Total liabilities	$2,112,498	$2,127,878
Commitments and contingencies (Note 8)
Net assets
Common shares $0.001 par value, unlimited shares authorized; 101,100,349 and 94,659,223 shares issued and outstanding, respectively	$101	$95
Additional paid-in-capital	2,538,420	2,389,737
Total distributable earnings (loss)	11,041	(4,942)
Total net assets	2,549,562	2,384,890
Total liabilities and net assets	$4,662,060	$4,512,768
Net asset value per share	$25.22	$25.19

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
Net Asset Value per Share
Class I Shares:
Net assets	$2,250,167	$2,104,653
Common shares $0.001 par value, unlimited shares authorized	89,225,755	83,536,270
Net asset value per share	$25.22	$25.19
Class S Shares:
Net assets	$296,270	$277,290
Common shares $0.001 par value, unlimited shares authorized	11,748,271	11,005,998
Net asset value per share	$25.22	$25.19
Class D Shares:
Net assets	$3,186	$2,947
Common shares $0.001 par value, unlimited shares authorized	126,323	116,955
Net asset value per share	$25.22	$25.19
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$106,023	$86,544
Payment-in-kind interest	1,448	967
Other	1,728	1,344
Total investment income from non-controlled, non-affiliated investments:	109,199	88,855
Investment income from non-controlled, affiliated investments:
Dividends	440	—
Total investment income from non-controlled, affiliated investments	440	—
Total investment income	109,639	88,855
Expenses
Interest	$32,491	$31,953
Income incentive fees(1)	8,227	6,086
Capital gains incentive fees(1)	344	—
Management fees(1)	7,549	4,922
Other	1,666	995
Professional fees	675	526
Administrative fees(1)	508	376
Offering costs	419	612
Accounting fees	180	173
Insurance fees	172	188
Trustees' fees	58	58
Distribution and shareholder servicing fees:
Class S	610	257
Class D	2	1
Total expenses	52,901	46,147
Distribution and shareholder servicing fees waived
Class S	—	(74)
Class D	—	(1)
Net expenses	52,901	46,072
Net investment income (loss) before taxes	$56,738	$42,783
Deferred federal tax provision(2)	(924)	280
Current federal tax(2)	1,023	87
Net investment income (loss) after taxes	$56,639	$42,416
Net realized and change in unrealized gain (loss) on investment transactions
Net realized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	(1,305)	48
Non-controlled, affiliated investments	4,797	345
Foreign currency forward contracts	(6)	47
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	5,459	(1,413)
Non-controlled, affiliated investments	(4,221)	1,599
Interest rate swaps and options	262	436
Foreign currency forward contracts	9	(45)
The accompanying notes are an integral part of these consolidated financial statements.

Total net realized and change in unrealized gain (loss) on investment transactions	4,995	1,017
Net increase (decrease) in net assets resulting from operations	$61,634	$43,433

(1)Refer to Note 6 - Agreements and Related Party Transactions
(2)Related to the Company’s wholly-owned, consolidated subsidiaries, Twin Brook Equity XVIII Corp. and Twin Brook Equity XXXIII Corp., which are treated as corporations for United States federal income tax purposes
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$56,639	$42,416
Net realized gain (loss)	3,486	440
Net change in unrealized gain (loss)	1,509	577
Net increase (decrease) in net assets resulting from operations	61,634	43,433
Dividends
Class I	(52,850)	(40,652)
Class S	(6,314)	(3,061)
Class D	(72)	(50)
Net increase (decrease) in net assets resulting from dividends	(59,236)	(43,763)
Capital share transactions
Class I
Proceeds from shares sold	157,878	137,433
Share transfers between classes	513	76
Distributions reinvested	14,502	9,272
Repurchased shares, net of early repurchase deduction	(29,556)	(6,464)
Class S
Proceeds from shares sold	17,614	45,531
Share transfers between classes	(513)	—
Distributions reinvested	2,908	1,646
Repurchased shares, net of early repurchase deduction	(1,308)	(55)
Class D
Proceeds from shares sold	216	292
Share transfers between classes	—	(76)
Distributions reinvested	20	15
Repurchased shares, net of early repurchase deduction	—	(50)
Net increase (decrease) in net assets resulting from capital share transactions	162,274	187,620
Total increase (decreases) in net assets	164,672	187,290
Net assets, at beginning of period	2,384,890	1,541,232
Net assets, at end of period	$2,549,562	$1,728,522
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$61,634	$43,433
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(3,492)	(393)
Net realized (gain) loss on foreign currency forward contracts	6	(47)
Net change in unrealized (appreciation) depreciation on investments	(1,238)	(186)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(9)	45
Net change in unrealized (appreciation) depreciation on interest rate swaps and options, inclusive of hedging effects	(873)	(892)
Net accretion on debt instruments	(4,898)	(4,511)
Net paydown gain on debt instruments	(2,102)	(536)
Interest received in-kind	(1,448)	(967)
Purchases and drawdowns of investments	(417,470)	(318,737)
Proceeds from sales and paydowns of investments	227,354	102,082
Amortization of deferred financing costs	1,799	1,783
Amortization of deferred offering costs	419	612
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	777	189
(Increase) decrease in other assets	(313)	545
(Increase) decrease in prepaid expenses	165	483
Increase (decrease) in interest payable	(6,003)	(14,909)
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	(466)	(230)
Increase (decrease) in income incentive fees payable	469	621
Increase (decrease) in management fees payable	669	344
Increase (decrease) in deferred tax liability	(924)	280
Increase (decrease) in deferred income	257	(102)
Increase (decrease) in capital gains incentive fees payable	344	—
Net cash used in operating activities	(145,343)	(191,093)
Cash flows from financing activities
Dividends paid	(40,520)	(32,468)
Payments for repurchase of common shares	(21,115)	(6,564)
Proceeds from issuance of common shares	175,708	183,251
Borrowings on debt	235,500	363,700
Payments on debt	(254,000)	(398,000)
Payments for deferred financing costs	(1,558)	(502)
Payments for deferred offering costs	(1,205)	(550)
Net cash provided by financing activities	92,810	108,867
Net change in cash	(52,533)	(82,226)
Cash, cash equivalents and restricted cash
The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash, cash equivalents and restricted cash, beginning of period	184,802	161,064
Cash, cash equivalents and restricted cash, end of period	$132,269	$78,838

Supplemental and non-cash information
Distributions reinvested	$17,430	$10,933
Cash paid during the period for interest	$37,314	$45,535
Dividends payable	$20,245	$14,964
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities:
Cash and cash equivalents	$80,564	$27,703
Restricted cash	51,705	51,135
Total cash, cash equivalents and restricted cash	$132,269	$78,838

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt
Aerospace and defense
AlphaCoin LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	5/6/2025	7/29/2030	$2,610	$(16)	$(11)	0.00%
AlphaCoin LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	7/29/2024	7/29/2030	3,005	2,959	2,992	0.12%
AlphaCoin LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.67%	7/29/2024	7/29/2030	4,509	(65)	(50)	0.00%
AlphaCoin LLC	First lien senior secured term loan	S +	5.00%	8.67%	7/29/2024	7/29/2030	18,469	18,181	18,265	0.72%
AlphaCoin LLC	First lien senior secured term loan	S +	5.00%	8.67%	5/6/2025	7/29/2030	1,900	1,875	1,879	0.07%
Mattco Forge, Inc	First lien senior secured revolving loan	S +	5.25%	8.95%	12/19/2024	12/19/2030	3,691	2,417	2,423	0.10%
Mattco Forge, Inc	First lien senior secured term loan	S +	5.25%	8.95%	12/19/2024	12/19/2030	37,761	37,294	37,353	1.47%
Third Holdco, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.42%	6/13/2025	6/13/2031	3,624	(47)	(41)	0.00%
Third Holdco, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.42%	6/13/2025	6/13/2031	6,089	(79)	(69)	0.00%
Third Holdco, LLC	First lien senior secured term loan	S +	4.75%	8.42%	6/13/2025	6/13/2031	24,453	24,127	24,172	0.95%
								86,646	86,913	3.43%
Air freight and logistics
Load One Purchaser Corporation	First lien senior secured revolving loan	S +	7.25%	11.19%	6/21/2022	6/21/2028	$3,557	$353	$350	0.01%
Load One Purchaser Corporation	First lien senior secured term loan	S +	0.25% + 7.00% PIK	11.21%	10/23/2024	6/21/2028	1,017	998	1,001	0.04%
Load One Purchaser Corporation	First lien senior secured term loan	S +	0.25% + 7.00% PIK	11.21%	6/21/2022	6/21/2028	14,529	14,277	14,288	0.55%
Load One Purchaser Corporation	First lien senior secured term loan	12.00%		12.00%	11/21/2025	6/21/2027	49	49	48	0.00%
Zipline Logistics, LLC	First lien senior secured revolving loan	S +	3.00% + 3.00% PIK	9.78%	9/19/2022	9/19/2027	1,739	1,308	890	0.03%
Zipline Logistics, LLC	First lien senior secured term loan	S +	3.00% + 3.00% PIK	9.78%	9/19/2022	9/19/2027	6,993	6,881	5,215	0.20%
								23,866	21,792	0.83%
Auto components
A.P.A. Industries, LLC (9)	First lien senior secured revolving loan	S +	5.25%	8.92%	1/10/2023	1/10/2028	$1,979	$272	$282	0.01%
A.P.A. Industries, LLC	First lien senior secured term loan	S +	5.25%	8.92%	1/10/2023	1/10/2028	14,169	13,997	14,063	0.55%
AirPro Diagnostics, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.92%	2/21/2025	2/21/2030	3,163	8	13	0.00%
AirPro Diagnostics, LLC	First lien senior secured revolving loan	S +	5.25%	8.92%	2/21/2025	2/21/2030	1,822	1,072	1,074	0.04%
AirPro Diagnostics, LLC	First lien senior secured term loan	S +	5.25%	8.92%	2/21/2025	2/21/2030	8,456	8,356	8,365	0.33%
AvCarb, LLC	First lien senior secured delayed draw term loan	S +	2.00% + 5.00% PIK	10.96%	7/28/2023	11/12/2026	258	255	208	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
AvCarb, LLC	First lien senior secured revolving loan	S +	7.00%	10.95%	7/28/2023	11/12/2026	38	37	30	0.00%
AvCarb, LLC	First lien senior secured term loan	S +	2.00% + 5.00% PIK	10.96%	7/28/2023	11/12/2026	550	546	444	0.02%
Bestop, Inc (6)	First lien senior secured revolving loan	S +	5.50%	9.20%	3/29/2024	3/29/2029	7,081	(92)	(82)	0.00%
Bestop, Inc	First lien senior secured term loan	S +	5.50%	9.20%	3/29/2024	3/29/2029	43,471	42,851	42,970	1.68%
BSC ASI Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.70%	12/31/2024	12/31/2027	3,661	(21)	(18)	0.00%
BSC ASI Buyer, LLC	First lien senior secured term loan	S +	5.00%	8.70%	12/31/2024	12/31/2027	29,452	29,280	29,308	1.15%
Raneys, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.20%	2/17/2023	6/7/2027	4,774	4,739	4,744	0.19%
Raneys, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.20%	6/7/2022	6/7/2027	1,964	(13)	(11)	0.00%
Raneys, LLC	First lien senior secured term loan	S +	5.50%	9.20%	6/7/2022	6/7/2027	13,282	13,179	13,199	0.52%
								114,466	114,589	4.50%
Building products
US Anchors Group Inc	First lien senior secured delayed draw term loan	S +	5.25%	8.95%	12/31/2025	12/31/2026	$2,139	$2,118	$2,115	0.08%
US Anchors Group Inc	First lien senior secured revolving loan	S +	5.25%	8.93%	7/15/2024	7/15/2029	4,338	1,230	1,254	0.05%
US Anchors Group Inc	First lien senior secured term loan	S +	5.25%	8.95%	7/15/2024	7/15/2029	20,745	20,379	20,513	0.80%
								23,727	23,882	0.93%
Chemicals
A. P. Nonweiler Co. Inc (6)	First lien senior secured revolving loan	S +	5.00%	8.70%	9/30/2025	9/30/2030	$1,523	$(21)	(18)	0.00%
A. P. Nonweiler Co. Inc	First lien senior secured term loan	S +	5.00%	8.70%	9/30/2025	9/30/2030	13,013	12,836	12,860	0.50%
AM Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.17%	3/6/2025	5/1/2027	851	(3)	$(2)	0.00%
AM Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.17%	3/6/2025	5/1/2027	4,280	4,263	4,267	0.17%
Answer Acquisition, LLC	First lien senior secured revolving loan	S +	6.00%	9.85%	7/28/2023	6/30/2028	759	297	297	0.01%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	9.85%	7/28/2023	6/30/2028	1,643	1,635	1,629	0.06%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	9.85%	1/16/2024	6/30/2028	841	835	833	0.03%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	9.85%	6/7/2024	6/30/2028	9,798	9,708	9,713	0.38%
Custom Agronomics Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.28%	8/30/2022	8/30/2027	2,976	1,466	1,476	0.06%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	10.46%	9/25/2025	8/30/2027	488	486	486	0.02%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	10.46%	3/25/2024	8/30/2027	2,485	2,466	2,475	0.10%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	10.46%	8/30/2022	8/30/2027	4,030	3,998	4,013	0.16%
Fralock Buyer LLC	First lien senior secured term loan	S +	6.00%	9.70%	3/25/2026	9/30/2026	333	331	332	0.01%
Polycorp Ltd	First lien senior secured delayed draw term loan	S +	4.75%	8.42%	1/24/2024	1/24/2030	10,063	9,922	9,957	0.39%
Polycorp Ltd (6)	First lien senior secured revolving loan	S +	4.75%	8.42%	1/24/2024	1/24/2030	3,723	(55)	(39)	0.00%
Polycorp Ltd	First lien senior secured term loan	S +	4.75%	8.42%	1/24/2024	1/24/2030	17,827	17,585	17,639	0.69%
Polycorp Ltd	First lien senior secured term loan	S +	4.75%	8.42%	2/28/2025	1/24/2030	5,324	5,259	5,268	0.21%
Teel Plastics, LLC	First lien senior secured revolving loan	S +	3.75%	10.50%	4/22/2025	4/22/2030	3,909	750	757	0.03%
Teel Plastics, LLC	First lien senior secured term loan	S +	4.75%	8.45%	4/22/2025	4/22/2030	31,503	31,228	31,289	1.23%
								102,986	103,232	4.05%
Commercial services and supplies
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Alliance Environmental Group, LLC	First lien senior secured delayed draw term loan	S +	7.00%	10.96%	7/28/2023	12/30/2027	$62	$59	$24	0.00%
Alliance Environmental Group, LLC	First lien senior secured revolving loan	S +	7.00%	10.96%	6/17/2025	12/30/2027	8	—	—	0.00%
Alliance Environmental Group, LLC	First lien senior secured revolving loan	S +	7.00%	10.96%	7/28/2023	12/30/2027	41	36	11	0.00%
Alliance Environmental Group, LLC	First lien senior secured term loan	S +	7.00%	10.96%	7/28/2023	12/30/2027	2,468	2,357	946	0.04%
Capstone Mechanical LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.70%	11/20/2025	11/20/2030	6,161	(72)	(60)	0.00%
Capstone Mechanical LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.70%	11/20/2025	11/20/2030	1,492	(17)	(15)	0.00%
Capstone Mechanical LLC	First lien senior secured term loan	S +	5.00%	8.70%	11/20/2025	11/20/2030	2,494	2,465	2,470	0.10%
Franchise Fastlane, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.28%	7/28/2023	5/2/2027	15	—	—	0.00%
Franchise Fastlane, LLC	First lien senior secured term loan	S +	5.50%	9.28%	7/28/2023	5/2/2027	7,194	7,122	7,122	0.28%
Gold Medal Holdings, Inc	First lien senior secured delayed draw term loan	S +	5.75%	9.45%	6/14/2024	3/17/2027	2,825	965	967	0.04%
Gold Medal Holdings, Inc (10)	First lien senior secured revolving loan	S +	5.75%	9.45%	7/28/2023	3/17/2027	1,444	476	477	0.02%
Gold Medal Holdings, Inc	First lien senior secured term loan	S +	5.75%	9.45%	7/28/2023	3/17/2027	11,932	11,885	11,891	0.47%
Green Monster Acquisition, LLC	First lien senior secured revolving loan	S +	6.00%	10.43%	7/28/2023	12/28/2026	38	20	20	0.00%
Green Monster Acquisition, LLC	First lien senior secured term loan	S +	6.00%	9.93%	7/28/2023	12/28/2026	1,131	1,128	1,127	0.04%
Innovative Discovery Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	12/31/2025	12/31/2030	8,901	(63)	(33)	0.00%
Innovative Discovery Acquisition, LLC (6)(11)	First lien senior secured revolving loan	S +	5.50%	9.17%	12/31/2025	12/31/2030	389	(6)	(3)	0.00%
Innovative Discovery Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.17%	12/31/2025	12/31/2030	16,876	16,639	16,750	0.66%
Nimlok Company, LLC (6)(12)	First lien senior secured revolving loan	S +	5.25%	8.92%	11/3/2025	11/27/2028	1,498	(10)	(7)	0.00%
Nimlok Company, LLC	First lien senior secured term loan	S +	5.25%	8.92%	11/3/2025	11/27/2028	30,351	30,178	30,213	1.19%
Polaris Labs Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.70%	9/17/2024	9/17/2029	2,123	(30)	(27)	0.00%
Polaris Labs Acquisition, LLC	First lien senior secured term loan	S +	5.00%	8.70%	9/17/2024	9/17/2029	6,361	6,268	6,278	0.25%
PRA Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.35%	7/28/2023	5/12/2028	56	(1)	(1)	0.00%
PRA Acquisition, LLC	First lien senior secured term loan	S +	6.50%	10.35%	7/28/2023	5/12/2028	557	551	550	0.02%
Precision Point Metrics, Inc	First lien senior secured delayed draw term loan	S +	5.00%	8.70%	7/1/2025	7/1/2031	7,240	4,100	4,114	0.16%
Precision Point Metrics, Inc	First lien senior secured revolving loan	S +	4.00%	10.75%	7/1/2025	7/1/2031	2,030	379	383	0.02%
Precision Point Metrics, Inc	First lien senior secured term loan	S +	5.00%	8.70%	7/1/2025	7/1/2031	8,095	7,987	8,001	0.31%
Quality Liaison Services of North America, Inc	First lien senior secured revolving loan	S +	6.00%	9.82%	5/2/2023	5/2/2028	1,629	696	697	0.03%
Quality Liaison Services of North America, Inc	First lien senior secured term loan	S +	6.00%	9.82%	5/2/2023	5/2/2028	12,167	12,016	12,018	0.47%
Rapid Fire Safety and Security, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.68%	1/2/2025	1/2/2030	5,437	4,587	4,594	0.18%
Rapid Fire Safety and Security, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.69%	2/27/2026	1/2/2030	10,576	(129)	(129)	(0.01)%
Rapid Fire Safety and Security, LLC	First lien senior secured revolving loan	S +	5.00%	8.70%	1/2/2025	1/2/2030	1,885	1,106	1,108	0.04%
Rapid Fire Safety and Security, LLC	First lien senior secured term loan	S +	5.00%	8.69%	1/2/2025	1/2/2030	4,554	4,492	4,498	0.18%
Superscapes Holdco, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.20%	4/7/2025	4/7/2030	2,166	(26)	(23)	0.00%
Superscapes Holdco, LLC	First lien senior secured term loan	S +	5.50%	9.20%	4/7/2025	4/7/2030	17,773	17,550	17,579	0.69%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
TCG Services, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	7/31/2025	7/31/2031	7,250	(48)	(34)	0.00%
TCG Services, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.17%	7/31/2025	7/31/2031	2,030	(27)	(24)	0.00%
TCG Services, LLC	First lien senior secured term loan	S +	5.50%	9.17%	7/31/2025	7/31/2031	7,394	7,295	7,310	0.29%
								139,928	138,792	5.47%
Construction and engineering
AKS Engineering and Forestry, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.42%	1/7/2025	1/7/2031	$2,890	$(34)	$(30)	0.00%
AKS Engineering and Forestry, LLC	First lien senior secured term loan	S +	4.75%	8.42%	1/7/2025	1/7/2031	19,777	19,536	19,568	0.77%
AKS Engineering and Forestry, LLC	First lien senior secured term loan	S +	4.75%	8.42%	10/2/2025	1/7/2031	4,268	4,210	4,223	0.17%
BCI Burke Holding Corp	First lien senior secured delayed draw term loan	S +	5.75%	9.45%	7/28/2023	12/14/2027	1,426	1,416	1,419	0.06%
BCI Burke Holding Corp (6)	First lien senior secured delayed draw term loan	S +	5.75%	9.45%	10/10/2024	12/14/2027	6,588	(35)	(30)	0.00%
BCI Burke Holding Corp	First lien senior secured revolving loan	S +	5.75%	9.42%	7/28/2023	12/14/2027	2,447	255	258	0.01%
BCI Burke Holding Corp	First lien senior secured term loan	S +	5.75%	9.45%	7/28/2023	12/14/2027	5,855	5,817	5,828	0.23%
BCI Burke Holding Corp	First lien senior secured term loan	S +	5.75%	9.45%	10/10/2024	12/14/2027	10,845	10,786	10,795	0.42%
Capital Construction, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.56%	6/30/2025	10/22/2026	3,161	3,140	3,140	0.12%
Capital Construction, LLC	First lien senior secured term loan	S +	5.75%	9.56%	6/30/2025	10/22/2026	5,974	5,934	5,931	0.23%
CHS Holdco, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.60%	5/27/2025	5/27/2031	18,061	7,656	7,687	0.30%
CHS Holdco, LLC (13)	First lien senior secured revolving loan	S +	5.00%	8.62%	5/27/2025	5/27/2031	6,089	5,705	5,716	0.22%
CHS Holdco, LLC	First lien senior secured term loan	S +	5.00%	8.60%	5/27/2025	5/27/2031	17,984	17,736	17,776	0.70%
Compass Restoration Intermediary Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.92%	1/31/2025	1/31/2030	2,489	707	710	0.03%
Compass Restoration Intermediary Holdings, LLC	First lien senior secured revolving loan	S +	5.25%	8.92%	1/31/2025	1/31/2030	1,218	514	515	0.02%
Compass Restoration Intermediary Holdings, LLC	First lien senior secured term loan	S +	5.25%	8.92%	1/31/2025	1/31/2030	6,905	6,801	6,807	0.27%
Highland Acquisition, Inc	First lien senior secured revolving loan	S +	5.75%	10.11%	7/28/2023	3/9/2027	2,213	978	977	0.04%
Highland Acquisition, Inc	First lien senior secured term loan	S +	5.75%	9.42%	7/28/2023	3/9/2027	10,712	10,625	10,621	0.42%
Ironhorse Purchaser, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.95%	9/30/2022	9/30/2027	8,186	8,138	8,141	0.32%
Ironhorse Purchaser, LLC (6)(14)	First lien senior secured revolving loan	S +	5.25%	8.95%	9/30/2022	9/30/2027	5,813	(42)	(33)	0.00%
Ironhorse Purchaser, LLC	First lien senior secured term loan	S +	5.25%	8.95%	9/30/2022	9/30/2027	29,251	29,048	29,068	1.14%
Redwood Buyer, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.45%	1/3/2025	1/3/2030	7,615	(115)	(105)	0.00%
Redwood Buyer, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.45%	1/3/2025	1/3/2030	1,884	(28)	(26)	0.00%
Redwood Buyer, LLC	First lien senior secured term loan	S +	4.75%	8.45%	1/3/2025	1/3/2030	9,009	8,869	8,879	0.35%
Rose Paving, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	11/27/2024	11/7/2029	3,705	3,663	3,654	0.14%
Rose Paving, LLC	First lien senior secured revolving loan	S +	5.00%	8.67%	11/7/2022	11/7/2029	8,626	2,180	2,205	0.09%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	8.67%	5/1/2024	11/7/2029	1,763	1,736	1,746	0.07%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	8.67%	11/27/2024	11/7/2029	12,991	12,849	12,863	0.50%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	8.67%	11/7/2022	11/7/2029	17,031	16,765	16,863	0.66%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	8.67%	3/10/2026	11/7/2029	2,005	1,986	1,985	0.08%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
								186,796	187,151	7.36%
Containers and packaging
Bulk Lift International, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	9.42%	3/2/2026	11/15/2029	$9,278	$(68)	$(68)	0.00%
Bulk Lift International, LLC	First lien senior secured revolving loan	S +	5.75%	9.42%	3/2/2026	11/15/2029	2,529	234	234	0.01%
Bulk Lift International, LLC	First lien senior secured term loan	S +	5.75%	9.45%	3/2/2026	11/15/2029	16,061	15,942	15,941	0.63%
Innovative FlexPak, LLC	First lien senior secured delayed draw term loan	20.00% PIK		20.00%	7/31/2025	1/23/2027	475	331	88	0.00%
Innovative FlexPak, LLC	First lien senior secured revolving loan	S +	7.00%	10.78%	7/28/2023	1/23/2027	627	496	217	0.01%
Innovative FlexPak, LLC	First lien senior secured term loan	S +	7.00%	10.78%	7/28/2023	1/23/2027	2,616	2,274	1,108	0.04%
Innovative FlexPak, LLC	First lien senior secured term loan	20.00% PIK		20.00%	7/28/2023	1/23/2027	941	511	399	0.02%
Johns Byrne LLC	First lien senior secured delayed draw term loan	S +	6.25%	9.95%	8/31/2023	8/31/2029	2,568	2,532	2,534	0.10%
Johns Byrne LLC (6)	First lien senior secured revolving loan	S +	6.25%	9.95%	8/31/2023	8/31/2029	1,460	(21)	(20)	0.00%
Johns Byrne LLC	First lien senior secured term loan	S +	6.25%	9.95%	8/31/2023	8/31/2029	9,252	9,107	9,113	0.36%
K-1 Packaging Group LLC	First lien senior secured revolving loan	S +	6.25%	10.21%	10/6/2022	10/6/2027	6,748	877	879	0.03%
K-1 Packaging Group LLC	First lien senior secured term loan	S +	6.25%	10.21%	10/6/2022	10/6/2027	30,686	30,411	30,433	1.19%
MRC Keeler Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.85%	7/28/2023	6/4/2027	4	4	4	0.00%
MRC Keeler Acquisition LLC (6)	First lien senior secured revolving loan	S +	6.00%	9.85%	7/28/2023	6/4/2027	150	—	(1)	0.00%
MRC Keeler Acquisition LLC	First lien senior secured term loan	S +	6.00%	9.85%	7/28/2023	6/4/2027	908	908	899	0.04%
SCP Cold Chain Packaging Buyer Corp (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.70%	6/27/2025	6/27/2031	7,248	(40)	(24)	0.00%
SCP Cold Chain Packaging Buyer Corp (6)	First lien senior secured revolving loan	S +	5.00%	8.70%	6/27/2025	6/27/2031	3,247	(36)	(30)	0.00%
SCP Cold Chain Packaging Buyer Corp	First lien senior secured term loan	S +	5.00%	8.70%	6/27/2025	6/27/2031	19,063	18,851	18,886	0.74%
Sixarp, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	8.95%	9/22/2025	8/5/2029	1,722	(15)	(12)	0.00%
Sixarp, LLC	First lien senior secured revolving loan	S +	5.25%	8.95%	9/22/2025	8/5/2029	3,045	308	314	0.01%
Sixarp, LLC	First lien senior secured term loan	S +	5.25%	8.95%	9/22/2025	8/5/2029	20,357	20,184	20,222	0.79%
Vanguard Packaging, LLC	First lien senior secured revolving loan	S +	5.25%	9.04%	3/29/2024	8/9/2026	4,408	3,592	3,593	0.14%
Vanguard Packaging, LLC	First lien senior secured term loan	S +	5.25%	9.03%	3/29/2024	8/9/2026	10,032	10,013	10,015	0.39%
								116,395	114,724	4.50%
Distributors
RTP Acquisition, LLC	First lien senior secured revolving loan	S +	6.50% + 2.25% PIK	12.53%	7/28/2023	8/17/2027	$39	$38	$30	0.00%
RTP Acquisition, LLC	First lien senior secured term loan	S +	6.50% + 2.25% PIK	12.68%	7/28/2023	8/17/2027	2,779	2,765	2,146	0.08%
								2,803	2,176	0.08%
Diversified consumer services
50Floor, LLC	First lien senior secured revolving loan	S +	3.00%	6.85%	7/28/2023	3/31/2028	$216	$107	$96	0.00%
50Floor, LLC	First lien senior secured term loan	S +	3.00%	6.85%	7/28/2023	3/31/2028	1,156	1,140	1,084	0.04%
ACES Intermediate, Inc (6)	First lien senior secured revolving loan	S +	5.00%	8.78%	7/27/2022	7/27/2027	7,114	(53)	(36)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
ACES Intermediate, Inc	First lien senior secured term loan	S +	5.00%	8.78%	7/27/2022	7/27/2027	37,299	37,012	37,112	1.46%
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.70%	4/25/2023	4/25/2028	7,118	7,006	7,039	0.28%
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.69%	5/7/2024	4/25/2028	8,432	8,310	8,338	0.33%
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	9/19/2025	4/25/2028	32,263	15,256	15,286	0.60%
CL Services Acquisition, LLC	First lien senior secured revolving loan	S +	5.00%	8.69%	4/25/2023	4/25/2028	5,435	2,909	2,921	0.11%
CL Services Acquisition, LLC	First lien senior secured term loan	S +	5.00%	8.67%	4/25/2023	4/25/2028	13,554	13,329	13,404	0.53%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.95%	12/30/2022	12/30/2028	6,878	6,796	6,820	0.27%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.95%	9/20/2023	12/30/2028	6,656	6,585	6,600	0.26%
Esquire Deposition Solutions, LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.95%	12/30/2022	12/30/2028	7,666	(84)	(65)	0.00%
Esquire Deposition Solutions, LLC	First lien senior secured term loan	S +	5.25%	8.95%	12/30/2022	12/30/2028	47,628	47,035	47,226	1.85%
Foundation Repair Purchaser, INC. (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.45%	1/20/2026	1/20/2032	15,220	(93)	(93)	0.00%
Foundation Repair Purchaser, INC. (6)	First lien senior secured revolving loan	S +	4.75%	8.45%	1/20/2026	1/20/2032	1,809	(22)	(22)	0.00%
Foundation Repair Purchaser, INC.	First lien senior secured term loan	S +	4.75%	8.45%	1/20/2026	1/20/2032	4,711	4,654	4,654	0.18%
Harley Exteriors Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	8/2/2024	8/1/2029	3,922	2,761	2,765	0.11%
Harley Exteriors Acquisition, LLC	First lien senior secured revolving loan	S +	5.50%	9.21%	8/2/2024	8/2/2029	1,322	420	422	0.02%
Harley Exteriors Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.17%	8/2/2024	8/2/2029	8,417	8,287	8,295	0.33%
Home Brands Group Holdings, Inc (6)	First lien senior secured revolving loan	S +	5.00%	8.67%	7/28/2023	1/8/2028	48	—	—	0.00%
Home Brands Group Holdings, Inc	First lien senior secured term loan	S +	5.00%	8.67%	7/28/2023	1/8/2028	11,996	11,923	11,930	0.47%
HTI Intermediate, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.66%	3/1/2024	3/1/2030	2,342	2,308	2,314	0.09%
HTI Intermediate, LLC	First lien senior secured revolving loan	S +	5.00%	10.06%	3/1/2024	3/1/2030	2,588	484	487	0.02%
HTI Intermediate, LLC	First lien senior secured term loan	S +	5.00%	8.66%	7/2/2025	3/1/2030	1,769	1,746	1,747	0.07%
HTI Intermediate, LLC	First lien senior secured term loan	S +	5.00%	8.67%	1/16/2026	3/1/2030	1,499	1,477	1,481	0.06%
HTI Intermediate, LLC	First lien senior secured term loan	S +	5.00%	8.67%	3/1/2024	3/1/2030	4,996	4,924	4,936	0.19%
ISSA, LLC	First lien senior secured revolving loan	S +	6.50%	10.17%	7/28/2023	3/1/2028	131	64	64	0.00%
ISSA, LLC	First lien senior secured term loan	S +	6.50%	10.20%	7/28/2023	3/1/2028	1,815	1,801	1,795	0.07%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.45%	11/13/2023	12/29/2026	5,822	5,780	5,782	0.23%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.42%	5/23/2025	12/29/2026	8,009	2,551	2,542	0.10%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.45%	7/28/2023	12/29/2026	85	85	85	0.00%
Juniper Landscaping Holdings LLC (15)	First lien senior secured revolving loan	S +	5.75%	9.43%	7/28/2023	12/29/2027	3,103	775	786	0.03%
Juniper Landscaping Holdings LLC	First lien senior secured term loan	S +	5.75%	9.45%	7/28/2023	12/29/2027	3,955	3,912	3,928	0.15%
Lawn Care Holdings Purchaser, Inc	First lien senior secured delayed draw term loan	S +	5.50%	9.20%	10/24/2023	10/24/2028	4,509	4,432	4,478	0.18%
Lawn Care Holdings Purchaser, Inc	First lien senior secured delayed draw term loan	S +	5.50%	9.20%	11/22/2024	10/24/2028	13,878	9,924	9,942	0.39%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Lawn Care Holdings Purchaser, Inc (16)	First lien senior secured revolving loan	S +	4.50%	11.25%	10/24/2023	10/24/2028	2,698	105	116	0.00%
Lawn Care Holdings Purchaser, Inc	First lien senior secured term loan	S +	5.50%	9.20%	10/24/2023	10/24/2028	7,102	7,009	7,053	0.28%
PPW Acquisition, LLC	First lien senior secured revolving loan	S +	6.75%	10.70%	7/28/2023	9/30/2027	38	28	26	0.00%
PPW Acquisition, LLC	First lien senior secured term loan	S +	4.25% + 2.50% PIK	10.71%	7/28/2023	9/30/2027	625	615	596	0.02%
Premier Early Childhood Education Partners LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.21%	11/22/2023	11/22/2028	10,782	10,629	10,697	0.42%
Premier Early Childhood Education Partners LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.21%	9/25/2024	11/22/2028	8,950	8,842	8,880	0.35%
Premier Early Childhood Education Partners LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.21%	3/27/2025	11/22/2028	8,387	6,943	6,954	0.27%
Premier Early Childhood Education Partners LLC	First lien senior secured revolving loan	S +	6.25%	9.92%	11/22/2023	11/22/2028	1,380	1,084	1,093	0.04%
Premier Early Childhood Education Partners LLC	First lien senior secured term loan	S +	6.25%	10.21%	11/22/2023	11/22/2028	8,125	8,001	8,062	0.32%
Therapy Spot Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	4.50%	8.16%	2/20/2026	2/20/2031	7,422	(46)	(46)	0.00%
Therapy Spot Acquisition, LLC	First lien senior secured revolving loan	S +	4.50%	8.20%	2/20/2026	2/20/2031	1,214	289	289	0.01%
Therapy Spot Acquisition, LLC	First lien senior secured term loan	S +	4.50%	8.16%	2/20/2026	2/20/2031	4,378	4,325	4,324	0.17%
TSR Concrete Intermediate, LLC	First lien senior secured delayed draw term loan	S +	4.50%	8.13%	12/31/2025	12/31/2031	12,868	212	212	0.01%
TSR Concrete Intermediate, LLC	First lien senior secured revolving loan	S +	4.50%	8.57%	12/31/2025	12/31/2031	6,220	2,839	2,839	0.11%
TSR Concrete Intermediate, LLC	First lien senior secured term loan	S +	4.50%	8.20%	12/31/2025	12/31/2031	25,186	24,950	24,947	0.98%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.91%	7/28/2023	3/23/2027	370	369	369	0.01%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.78%	12/11/2025	3/23/2027	8,020	4,365	4,381	0.17%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.93%	7/28/2023	3/23/2027	1,218	1,214	1,216	0.05%
United Land Services Opco Parent, LLC (6)(17)	First lien senior secured revolving loan	S +	6.00%	9.93%	7/28/2023	3/23/2027	150	(1)	—	0.00%
United Land Services Opco Parent, LLC	First lien senior secured term loan	S +	6.00%	9.93%	7/28/2023	3/23/2027	347	347	347	0.01%
								295,660	296,498	11.64%
Diversified financial services
Allied Credit Acquisition Corp (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.44%	3/23/2026	3/23/2032	$7,544	$(47)	$(47)	0.00%
Allied Credit Acquisition Corp	First lien senior secured revolving loan	S +	4.75%	8.42%	3/23/2026	3/23/2032	2,428	698	698	0.03%
Allied Credit Acquisition Corp	First lien senior secured term loan	S +	4.75%	8.44%	3/23/2026	3/23/2032	14,807	14,622	14,622	0.57%
								15,273	15,273	0.60%
Electrical equipment
AEP Passion Intermediate Holdings, Inc	First lien senior secured delayed draw term loan	S +	1.75% + 4.75% PIK	10.35%	7/28/2023	10/5/2027	$73	$72	$72	0.00%
AEP Passion Intermediate Holdings, Inc	First lien senior secured revolving loan	S +	1.75%	5.57%	7/28/2023	10/5/2027	48	15	15	0.00%
AEP Passion Intermediate Holdings, Inc	First lien senior secured revolving loan	S +	1.75% + 4.75% PIK	10.35%	7/28/2023	10/5/2027	1	1	1	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
AEP Passion Intermediate Holdings, Inc	First lien senior secured term loan	S +	1.75% + 4.75% PIK	10.32%	7/28/2023	10/5/2027	1,303	1,290	1,287	0.05%
BPCP NSA Intermedco, Inc	First lien senior secured delayed draw term loan	S +	4.75%	8.46%	12/15/2025	5/17/2030	8,953	3,952	3,988	0.16%
BPCP NSA Intermedco, Inc	First lien senior secured delayed draw term loan	S +	4.75%	8.42%	5/17/2024	5/17/2030	12,174	12,034	12,113	0.48%
BPCP NSA Intermedco, Inc (6)	First lien senior secured revolving loan	S +	4.75%	8.42%	5/17/2024	5/17/2030	5,930	(62)	(30)	0.00%
BPCP NSA Intermedco, Inc	First lien senior secured term loan	S +	4.75%	8.42%	5/17/2024	5/17/2030	36,524	36,129	36,341	1.43%
SENS Intermediate Holdings LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.45%	3/10/2025	3/10/2031	3,468	(21)	(15)	0.00%
SENS Intermediate Holdings LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.45%	3/10/2025	3/10/2031	2,664	(33)	(29)	0.00%
SENS Intermediate Holdings LLC	First lien senior secured term loan	S +	4.75%	8.45%	3/10/2025	3/10/2031	9,728	9,604	9,621	0.37%
Raffel Systems, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.18%	3/24/2026	3/24/2032	9,408	(71)	(71)	0.00%
Raffel Systems, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.18%	3/24/2026	3/24/2032	2,384	(36)	(36)	0.00%
Raffel Systems, LLC	First lien senior secured term loan	S +	5.50%	9.18%	3/24/2026	3/24/2032	11,414	11,243	11,242	0.44%
WCI Volt Purchaser, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.79%	9/15/2022	9/15/2028	2,249	(24)	(17)	0.00%
WCI Volt Purchaser, LLC	First lien senior secured term loan	S +	5.00%	8.79%	9/15/2022	9/15/2028	14,758	14,614	14,647	0.57%
								88,707	89,129	3.50%
Electronic equipment, instruments and components
ADC Purchaser Inc	First lien senior secured revolving loan	S +	4.50%	8.16%	7/16/2025	7/16/2031	6,013	$685	$696	0.03%
ADC Purchaser Inc	First lien senior secured term loan	S +	4.50%	8.20%	7/16/2025	7/16/2031	30,725	30,378	30,443	1.19%
Advanced Lighting Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.17%	2/27/2025	11/22/2027	$1,215	(7)	(6)	0.00%
Advanced Lighting Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.17%	2/27/2025	11/22/2027	8,614	8,555	8,570	0.34%
Nelson Name Plate Company	First lien senior secured delayed draw term loan	S +	5.75%	9.71%	7/28/2023	10/18/2026	115	115	115	0.00%
Nelson Name Plate Company	First lien senior secured revolving loan	S +	5.75%	9.71%	7/28/2023	10/18/2026	90	33	33	0.00%
Nelson Name Plate Company	First lien senior secured term loan	S +	5.75%	9.71%	7/28/2023	10/18/2026	3,413	3,395	3,398	0.13%
								43,154	43,249	1.69%
Food and staples retailing
Ever Fresh Fruit Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.27%	6/5/2024	11/17/2028	$1,347	$1,332	$1,333	0.05%
Ever Fresh Fruit Company, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.27%	11/17/2023	11/17/2028	1,380	(19)	(15)	0.00%
Ever Fresh Fruit Company, LLC	First lien senior secured term loan	S +	6.50%	10.27%	11/17/2023	11/17/2028	7,197	7,087	7,118	0.28%
Mad Rose Company, LLC (18)	First lien senior secured revolving loan	S +	6.50%	10.45%	7/28/2023	11/7/2026	395	128	128	0.01%
Mad Rose Company, LLC	First lien senior secured term loan	S +	6.50%	10.43%	7/28/2023	11/7/2026	2,861	2,859	2,859	0.11%
NutriScience Innovations, LLC (6)(19)	First lien senior secured revolving loan	S +	6.00%	9.70%	7/28/2023	6/30/2027	131	(1)	(1)	0.00%
NutriScience Innovations, LLC	First lien senior secured term loan	S +	6.00%	9.70%	7/28/2023	6/30/2027	1,332	1,331	1,325	0.05%
Premier Produce One, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.70%	11/24/2025	9/21/2030	10,460	(61)	(38)	0.00%
Premier Produce One, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.70%	3/21/2025	3/21/2030	4,261	4,196	4,246	0.17%
Premier Produce One, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.70%	3/21/2025	3/21/2030	3,972	(53)	(39)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Premier Produce One, LLC	First lien senior secured term loan	S +	5.00%	8.70%	3/21/2025	3/21/2030	5,639	5,555	5,583	0.22%
Premier Produce One, LLC	First lien senior secured term loan	S +	5.00%	8.67%	11/24/2025	9/21/2030	13,680	13,522	13,545	0.53%
Qin's Buffalo, LLC	First lien senior secured delayed draw term loan	S +	2.00% + 4.00% PIK	9.67%	7/28/2023	5/5/2027	74	73	73	0.00%
Qin's Buffalo, LLC	First lien senior secured delayed draw term loan	S +	2.00% + 4.00% PIK	9.67%	5/24/2024	5/5/2027	7,889	5,439	5,443	0.21%
Qin's Buffalo, LLC	First lien senior secured revolving loan	S +	2.00% + 4.00% PIK	9.67%	7/28/2023	5/5/2027	38	37	37	0.00%
Qin's Buffalo, LLC	First lien senior secured term loan	S +	2.00% + 4.00% PIK	9.67%	7/28/2023	5/5/2027	519	515	515	0.02%
SCP Beverage Buyer, LLC	First lien senior secured revolving loan	S +	6.00%	9.93%	7/28/2023	5/24/2028	38	37	37	0.00%
SCP Beverage Buyer, LLC	First lien senior secured term loan	S +	6.00%	9.93%	7/28/2023	5/24/2028	8,223	8,164	8,186	0.32%
TruSource Foods LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.70%	12/5/2025	8/1/2031	2,510	(36)	(32)	0.00%
TruSource Foods LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.70%	8/1/2025	8/1/2031	3,325	3,276	3,282	0.13%
TruSource Foods LLC	First lien senior secured revolving loan	S +	5.00%	8.70%	8/1/2025	8/1/2031	1,926	886	890	0.03%
TruSource Foods LLC	First lien senior secured term loan	S +	5.00%	8.70%	8/1/2025	8/1/2031	9,578	9,440	9,455	0.37%
Universal Pure, LLC	First lien senior secured delayed draw term loan	S +	6.00% + 2.00% PIK	11.85%	10/31/2022	10/31/2028	368	363	363	0.01%
Universal Pure, LLC (20)	First lien senior secured revolving loan	S +	6.00% + 2.00% PIK	11.85%	10/31/2022	10/31/2028	7,262	6,985	6,989	0.27%
Universal Pure, LLC	First lien senior secured term loan	S +	6.25% + 1.75% PIK	11.85%	10/31/2022	10/31/2028	17,674	17,403	17,404	0.68%
								88,458	88,686	3.46%
Food products
BPCP WLF Intermedco LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.09%	8/19/2022	8/19/2028	$5,812	$5,729	$5,769	0.23%
BPCP WLF Intermedco LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.10%	12/20/2024	8/19/2028	7,610	3,585	3,594	0.14%
BPCP WLF Intermedco LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.10%	8/19/2022	8/19/2028	3,383	(37)	(25)	0.00%
BPCP WLF Intermedco LLC	First lien senior secured term loan	S +	6.25%	10.10%	8/19/2022	8/19/2028	24,069	23,758	23,889	0.94%
Icelandirect, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.91%	12/31/2025	7/31/2029	2,858	1,749	1,749	0.07%
Icelandirect, LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.95%	12/31/2025	7/31/2029	331	(3)	(3)	0.00%
Icelandirect, LLC	First lien senior secured term loan	S +	5.25%	8.95%	12/31/2025	7/31/2029	1,929	1,912	1,911	0.07%
Starwest Botanicals Acquisition, LLC	First lien senior secured revolving loan	S +	5.25%	9.03%	7/28/2023	4/30/2028	174	170	150	0.01%
Starwest Botanicals Acquisition, LLC	First lien senior secured term loan	S +	5.25%	9.03%	7/28/2023	4/30/2028	781	761	673	0.03%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Sun Orchard, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	8/2/2024	7/8/2028	6,078	5,996	6,033	0.24%
Sun Orchard, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.17%	7/8/2022	7/8/2028	6,851	(78)	(50)	0.00%
Sun Orchard, LLC	First lien senior secured term loan	S +	5.50%	9.17%	7/8/2022	7/8/2028	34,448	33,997	34,196	1.34%
Treat Planet Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.75%	9.45%	1/11/2023	1/11/2028	2,422	(29)	(13)	0.00%
Treat Planet Acquisition, LLC	First lien senior secured term loan	S +	5.75%	9.45%	3/7/2025	1/11/2028	5,485	5,450	5,457	0.21%
Treat Planet Acquisition, LLC	First lien senior secured term loan	S +	5.75%	9.45%	1/11/2023	1/11/2028	8,252	8,142	8,209	0.32%
Westminster Cracker Company, Inc	First lien senior secured revolving loan	S +	6.25%	10.07%	8/30/2023	8/30/2026	1,534	226	227	0.01%
Westminster Cracker Company, Inc	First lien senior secured term loan	S +	6.25%	10.07%	8/30/2023	8/30/2026	9,440	9,416	9,414	0.37%
								100,744	101,180	3.98%
Gas utilities
Hydromax USA, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.82%	7/28/2023	12/30/2027	$108	$107	$108	0.00%
Hydromax USA, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.80%	6/3/2025	6/3/2027	1,298	998	999	0.04%
Hydromax USA, LLC	First lien senior secured revolving loan	S +	5.00%	8.82%	7/28/2023	12/30/2027	228	88	90	0.00%
Hydromax USA, LLC	First lien senior secured term loan	S +	5.00%	8.82%	7/28/2023	12/30/2027	1,175	1,154	1,169	0.05%
								2,347	2,366	0.09%
Health care equipment and supplies
3BC Matrix Acquisition, LLC (6)(21)	First lien senior secured revolving loan	S +	5.50%	9.17%	5/13/2025	5/13/2030	$1,564	$(26)	$(24)	0.00%
3BC Matrix Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.17%	5/13/2025	5/13/2030	4,753	4,672	4,679	0.18%
626 Holdings Equity LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.93%	7/28/2023	2/14/2028	219	217	217	0.01%
626 Holdings Equity LLC	First lien senior secured revolving loan	S +	6.00%	10.16%	7/28/2023	2/14/2028	75	74	74	0.00%
626 Holdings Equity LLC	First lien senior secured term loan	S +	6.00%	9.93%	7/28/2023	2/14/2028	855	848	846	0.03%
Alcresta Buyer, Inc (6)	First lien senior secured delayed draw term loan	S +	5.25%	8.92%	12/4/2025	3/12/2031	36,279	(341)	(268)	(0.01)%
Alcresta Buyer, Inc	First lien senior secured revolving loan	S +	5.25%	8.92%	3/12/2024	3/12/2031	3,155	686	713	0.03%
Alcresta Buyer, Inc	First lien senior secured term loan	S +	5.25%	8.92%	3/12/2024	3/12/2031	28,034	27,632	27,825	1.09%
EMSAR Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.50% PIK	10.46%	7/28/2023	9/30/2027	230	227	211	0.00%
EMSAR Acquisition LLC	First lien senior secured revolving loan	S +	6.50% PIK	11.97%	7/28/2023	9/30/2027	144	62	52	0.00%
EMSAR Acquisition LLC	First lien senior secured term loan	S +	6.50% PIK	10.46%	7/28/2023	9/30/2027	1,117	1,115	1,023	0.04%
EMSAR Acquisition LLC	First lien senior secured term loan	20.00% PIK		20.00%	3/4/2026	9/30/2027	164	164	151	0.01%
Medical Technology Associates, LLC	First lien senior secured revolving loan	S +	5.50%	9.20%	7/25/2022	7/25/2028	2,981	1,401	1,414	0.06%
Medical Technology Associates, LLC	First lien senior secured term loan	S +	5.50%	9.20%	7/25/2022	7/25/2028	28,207	27,892	28,044	1.10%
Nasco Healthcare Inc.	First lien senior secured revolving loan	S +	5.75%	9.42%	12/13/2024	6/30/2028	2,937	1,743	1,747	0.07%
Nasco Healthcare Inc.	First lien senior secured term loan	S +	5.75%	9.42%	12/13/2024	6/30/2028	11,645	11,574	11,585	0.45%
NWI Merger Sub, Inc (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	12/4/2024	12/4/2029	6,438	(95)	(87)	0.00%
NWI Merger Sub, Inc (6)	First lien senior secured revolving loan	S +	5.00%	8.67%	12/4/2024	12/4/2029	2,495	(37)	(34)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
NWI Merger Sub, Inc	First lien senior secured term loan	S +	5.00%	8.67%	12/4/2024	12/4/2029	16,741	16,503	16,516	0.65%
SCA Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.43%	7/28/2023	1/20/2027	275	270	249	0.01%
SCA Buyer, LLC	First lien senior secured revolving loan	S +	6.50%	10.43%	7/28/2023	1/20/2027	134	132	121	0.00%
SCA Buyer, LLC	First lien senior secured term loan	S +	6.50%	10.43%	7/28/2023	1/20/2027	2,808	2,768	2,543	0.10%
SCA Buyer, LLC	First lien senior secured term loan	S +	6.50%	10.43%	12/16/2024	1/20/2027	737	727	667	0.03%
Spectrum Solutions, LLC (8)	First lien senior secured delayed draw term loan	18.00%		18.00%	4/10/2025	4/30/2026	140	127	140	0.01%
Spectrum Solutions, LLC (8)	First lien senior secured delayed draw term loan	18.00% PIK		18.00%	5/3/2024	4/30/2026	281	258	280	0.01%
Spectrum Solutions, LLC (8)	First lien senior secured delayed draw term loan	18.00% PIK		18.00%	4/10/2025	4/30/2026	40	36	40	0.00%
Spectrum Solutions, LLC (8)	First lien senior secured delayed draw term loan	15.00% PIK		15.00%	7/28/2023	4/30/2026	140	120	—	0.00%
Spectrum Solutions, LLC (8)	First lien senior secured revolving loan	S +	6.25%	10.50%	7/28/2023	4/30/2026	310	236	(3)	0.00%
Spectrum Solutions, LLC (8)	First lien senior secured term loan	S +	6.25%	10.21%	7/28/2023	4/30/2026	661	579	96	0.00%
Surplus Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.21%	9/30/2024	11/30/2027	4,640	3,201	3,193	0.13%
Surplus Solutions, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.21%	11/30/2022	11/30/2027	2,227	(27)	(22)	0.00%
Surplus Solutions, LLC	First lien senior secured term loan	S +	5.25%	9.21%	11/30/2022	11/30/2027	17,167	16,963	16,992	0.67%
								119,701	118,980	4.67%
Health care providers and services
ADVI Health, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.28%	11/29/2022	11/29/2027	$1,062	$(9)	$(8)	0.00%
ADVI Health, LLC	First lien senior secured term loan	S +	6.50%	10.28%	11/29/2022	11/29/2027	6,039	5,982	5,983	0.23%
Advocate RCM Acquisition Corp (6)	First lien senior secured revolving loan	S +	6.25%	10.05%	12/22/2023	12/22/2026	2,902	(12)	(12)	0.00%
Advocate RCM Acquisition Corp	First lien senior secured term loan	S +	6.25%	10.05%	12/22/2023	12/22/2026	18,226	18,134	18,138	0.71%
Agility Intermediate, Inc	First lien senior secured delayed draw term loan	S +	7.00% PIK	10.96%	7/28/2023	4/15/2026	110	110	107	0.00%
Agility Intermediate, Inc	First lien senior secured revolving loan	S +	7.00% PIK	10.96%	7/28/2023	4/15/2026	136	109	106	0.00%
Agility Intermediate, Inc	First lien senior secured term loan	S +	7.00% PIK	10.96%	7/28/2023	4/15/2026	240	240	233	0.01%
Aligned Dental Management Services, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.95%	2/7/2025	2/7/2030	4,974	4,026	4,032	0.16%
Aligned Dental Management Services, LLC	First lien senior secured revolving loan	S +	5.25%	9.21%	2/7/2025	2/7/2030	1,523	890	892	0.03%
Aligned Dental Management Services, LLC	First lien senior secured term loan	S +	5.25%	9.21%	2/7/2025	2/7/2030	7,872	7,746	7,757	0.30%
AMCP SAMGI Intermediate, Inc (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.70%	12/12/2025	12/12/2031	12,910	(77)	(47)	0.00%
AMCP SAMGI Intermediate, Inc (6)	First lien senior secured revolving loan	S +	5.00%	8.70%	12/12/2025	12/12/2031	3,458	(41)	(34)	0.00%
AMCP SAMGI Intermediate, Inc	First lien senior secured term loan	S +	5.00%	8.70%	12/12/2025	12/12/2031	25,671	25,363	25,414	1.00%
AMCP Treatment Intermediate, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.70%	8/29/2025	8/29/2031	6,608	(60)	(47)	0.00%
AMCP Treatment Intermediate, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.70%	8/29/2025	8/29/2031	3,045	(55)	(50)	0.00%
AMCP Treatment Intermediate, LLC	First lien senior secured term loan	S +	5.00%	8.70%	8/29/2025	8/29/2031	17,751	17,427	17,460	0.68%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)	Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
American Family Care, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.45%	9/10/2025	2/28/2029	7,325	(31)	(49)	0.00%
American Family Care, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.42%	2/29/2024	2/28/2029	3,393	3,341	3,370	0.13%
American Family Care, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.45%	2/29/2024	2/28/2029	4,912	(46)	(33)	0.00%
American Family Care, LLC	First lien senior secured term loan	S +	4.75%	8.45%	2/29/2024	2/28/2029	23,055	22,777	22,895	0.90%
ARC Health OPCO, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.45%	10/10/2025	10/10/2030	13,699	2,966	2,992	0.12%
ARC Health OPCO, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.45%	10/10/2025	10/10/2030	2,560	(29)	(24)	0.00%
ARC Health OPCO, LLC	First lien senior secured term loan	S +	4.75%	8.45%	10/10/2025	10/10/2030	9,371	9,265	9,283	0.36%
ASC Ortho Management Company, LLC (8)	First lien senior secured delayed draw term loan	S +	9.00%	12.96%	7/28/2023	12/31/2026	327	323	42	0.00%
ASC Ortho Management Company, LLC (8)	First lien senior secured revolving loan	S +	9.00%	12.67%	9/19/2025	12/31/2026	16	16	16	0.00%
ASC Ortho Management Company, LLC (8)	First lien senior secured revolving loan	S +	9.00%	12.96%	7/28/2023	12/31/2026	38	37	5	0.00%
ASC Ortho Management Company, LLC (8)	First lien senior secured term loan	S +	9.00%	12.96%	7/28/2023	12/31/2026	517	512	67	0.00%
Ascend Plastic Surgery Partners MSO LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	5/3/2024	5/3/2029	20,645	4,655	4,662	0.18%
Ascend Plastic Surgery Partners MSO LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.20%	5/3/2024	5/3/2029	4,197	(62)	(58)	0.00%
Ascend Plastic Surgery Partners MSO LLC	First lien senior secured term loan	S +	5.50%	9.20%	5/3/2024	5/3/2029	6,773	6,669	6,676	0.26%
ASP Global Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.92%	7/31/2024	7/31/2029	19,033	13,269	13,296	0.52%
ASP Global Holdings, LLC	First lien senior secured revolving loan	S +	5.25%	8.92%	7/31/2024	7/31/2029	6,555	6,464	6,474	0.25%
ASP Global Holdings, LLC	First lien senior secured term loan	S +	5.25%	8.92%	7/31/2024	7/31/2029	40,455	39,882	39,949	1.57%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.20%	7/28/2023	12/14/2026	810	808	810	0.03%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.20%	6/27/2025	12/14/2026	10,333	10,294	10,325	0.40%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	9/12/2025	12/14/2026	13,666	2,805	2,822	0.11%
Beacon Oral Specialists Management LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.20%	7/28/2023	12/14/2026	188	(1)	—	0.00%
Beacon Oral Specialists Management LLC	First lien senior secured term loan	S +	5.50%	9.20%	7/28/2023	12/14/2026	894	890	894	0.04%
Beghou Consulting, LLC (6)(22)	First lien senior secured revolving loan	S +	4.75%	8.45%	5/1/2023	5/1/2028	2,714	(35)	(34)	0.00%
Beghou Consulting, LLC	First lien senior secured term loan	S +	4.75%	8.45%	5/1/2023	5/1/2028	15,041	14,825	14,829	0.58%
BPCP EE Intermedco LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.10%	4/3/2023	4/3/2028	2,013	1,989	1,990	0.08%
BPCP EE Intermedco LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.10%	4/3/2023	4/3/2028	2,244	(28)	(27)	0.00%
BPCP EE Intermedco LLC	First lien senior secured term loan	S +	6.25%	10.10%	4/3/2023	4/3/2028	6,347	6,261	6,263	0.25%
Brightview, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.45%	3/30/2026	12/14/2029	21,140	(64)	(64)	0.00%
Brightview, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.45%	3/30/2026	12/14/2029	1,658	(17)	(17)	0.00%
Brightview, LLC	First lien senior secured term loan	S +	4.75%	8.45%	3/30/2026	12/14/2029	17,438	17,264	17,264	0.68%
Canadian Orthodontic Partners Corp (7)(8)	First lien senior secured delayed draw term loan	17.00%	17.00%	4/5/2024	12/31/2026	C$	36	17	17	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
Canadian Orthodontic Partners Corp (7)(8)	First lien senior secured delayed draw term loan	T +	9.00%	11.64%	7/28/2023	12/31/2026	C$	29	—	(18)	0.00%
Canadian Orthodontic Partners Corp (7)(8)	First lien senior secured delayed draw term loan	T +	9.00% PIK	11.64%	7/28/2023	12/31/2026	C$	383	258	32	0.00%
Canadian Orthodontic Partners Corp (7)(8)	First lien senior secured revolving loan	T +	9.00%	11.64%	7/28/2023	12/31/2026	C$	264	178	22	0.00%
Canadian Orthodontic Partners Corp (7)(8)	First lien senior secured revolving loan	T +	9.00%	11.64%	3/19/2021	12/31/2026	C$	111	139	9	0.00%
Canadian Orthodontic Partners Corp (8)	First lien senior secured revolving loan	T +	9.00%	12.96%	7/28/2023	12/31/2026	C$	107	94	13	0.00%
Canadian Orthodontic Partners Corp (8)	First lien senior secured revolving loan	T +	9.00% PIK	12.96%	3/19/2021	12/31/2026	C$	49	43	6	0.00%
Canadian Orthodontic Partners Corp (7)(8)	First lien senior secured term loan	T +	9.00%	11.64%	7/28/2023	12/31/2026	C$	315	208	27	0.00%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured revolving loan	S +	5.25%	9.10%	8/2/2022	2/2/2029	5,898		2,178	2,198	0.09%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S +	5.25%	9.10%	5/16/2025	2/2/2029	3,537		3,503	3,511	0.14%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S +	5.25%	9.10%	8/2/2022	2/2/2029	31,320		30,891	31,090	1.22%
CNS Purchaser, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.20%	1/13/2026	12/30/2029	17,376		(103)	(102)	0.00%
CNS Purchaser, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.20%	12/30/2024	12/30/2029	11,025		10,885	10,904	0.43%
CNS Purchaser, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.20%	12/30/2024	12/30/2029	4,246		(48)	(42)	0.00%
CNS Purchaser, LLC	First lien senior secured term loan	S +	5.50%	9.20%	12/30/2024	12/30/2029	42,217		41,711	41,778	1.64%
Community Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.78%	7/28/2023	6/10/2026	162		162	161	0.01%
Community Care Partners, LLC	First lien senior secured revolving loan	S +	6.00%	9.78%	7/28/2023	6/10/2026	75		75	75	0.00%
Community Care Partners, LLC	First lien senior secured term loan	S +	6.00%	9.78%	7/28/2023	6/10/2026	922		922	920	0.04%
DASCO HME, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.93%	6/6/2025	6/6/2030	5,342		1,094	1,102	0.04%
DASCO HME, LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.95%	6/6/2025	6/6/2030	3,044		(45)	(40)	0.00%
DASCO HME, LLC	First lien senior secured term loan	S +	5.25%	8.95%	6/6/2025	6/6/2030	17,686		17,421	17,449	0.68%
Dermatology Medical Partners OpCo LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.46%	7/28/2023	10/29/2026	64		64	64	0.00%
Dermatology Medical Partners OpCo LLC	First lien senior secured revolving loan	S +	6.50%	10.46%	7/28/2023	10/29/2026	38		29	29	0.00%
Dermatology Medical Partners OpCo LLC	First lien senior secured term loan	S +	6.50%	10.46%	7/28/2023	10/29/2026	257		256	256	0.01%
EH Management Company, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.45%	12/30/2025	7/15/2028	2,505		(13)	(10)	0.00%
EH Management Company, LLC	First lien senior secured term loan	S +	4.75%	8.45%	12/30/2025	7/15/2028	23,665		23,542	23,570	0.92%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.20%	11/2/2022	11/2/2027	16,574		16,439	16,449	0.65%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.20%	4/9/2024	11/2/2027	13,708		6,763	6,784	0.27%
Endodontic Practice Partners, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.20%	2/14/2025	11/2/2027	4,130		(30)	(31)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Endodontic Practice Partners, LLC	First lien senior secured revolving loan	S +	5.50%	9.20%	11/2/2022	11/2/2027	1,956	765	767	0.03%
Endodontic Practice Partners, LLC	First lien senior secured term loan	S +	5.50%	9.20%	11/2/2022	11/2/2027	15,081	14,944	14,968	0.59%
First Steps Recovery Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.45%	11/18/2025	11/18/2030	18,828	(110)	(68)	0.00%
First Steps Recovery Acquisition, LLC	First lien senior secured revolving loan	S +	4.75%	8.45%	11/18/2025	11/18/2030	4,476	843	852	0.03%
First Steps Recovery Acquisition, LLC	First lien senior secured term loan	S +	4.75%	8.45%	11/18/2025	11/18/2030	15,202	15,028	15,055	0.59%
FYZICAL Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	9.17%	6/26/2024	6/26/2028	2,710	1,578	1,579	0.06%
FYZICAL Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.17%	6/26/2024	6/26/2028	18,671	18,491	18,512	0.73%
Geriatric Medical and Surgical Supply, LLC (6)	First lien senior secured revolving loan	S +	6.00%	9.70%	7/28/2023	6/21/2027	300	—	(2)	0.00%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured term loan	S +	6.00%	9.70%	7/28/2023	6/21/2027	19,672	19,537	19,542	0.77%
Golden Bear PT Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.96%	7/28/2023	10/22/2026	172	171	170	0.01%
Golden Bear PT Partners, LLC	First lien senior secured revolving loan	S +	6.00%	9.93%	7/28/2023	10/22/2026	38	9	9	0.00%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S +	6.00%	9.96%	7/28/2023	10/22/2026	1,472	1,465	1,462	0.06%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.28%	7/28/2023	8/20/2026	364	363	362	0.01%
Guardian Dentistry Practice Management, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.28%	2/27/2026	8/20/2027	10,617	(100)	(48)	0.00%
Guardian Dentistry Practice Management, LLC	First lien senior secured revolving loan	S +	4.50%	11.25%	7/28/2023	8/20/2027	4,574	705	711	0.03%
Guardian Dentistry Practice Management, LLC	First lien senior secured term loan	S +	5.50%	9.28%	7/28/2023	8/20/2027	379	379	378	0.01%
H2 Holdco, Inc	First lien senior secured delayed draw term loan	S +	6.00%	9.94%	6/25/2024	5/5/2028	18,847	16,968	16,996	0.67%
H2 Holdco, Inc	First lien senior secured delayed draw term loan	S +	6.00%	10.17%	5/5/2023	5/5/2028	7,127	7,010	7,066	0.28%
H2 Holdco, Inc (6)	First lien senior secured delayed draw term loan	S +	6.00%	9.93%	12/20/2024	5/5/2028	7,560	(79)	(65)	0.00%
H2 Holdco, Inc (23)	First lien senior secured revolving loan	S +	6.00%	10.08%	5/5/2023	5/5/2028	2,544	1,821	1,841	0.07%
H2 Holdco, Inc	First lien senior secured term loan	S +	6.00%	9.93%	12/20/2024	5/5/2028	896	887	888	0.03%
H2 Holdco, Inc	First lien senior secured term loan	S +	6.00%	10.17%	5/5/2023	5/5/2028	17,746	17,417	17,594	0.69%
IMA Group Management Company, LLC	First lien senior secured delayed draw term loan	S +	6.75%	10.42%	7/28/2023	6/30/2028	10	10	10	0.00%
IMA Group Management Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.75%	10.42%	9/25/2025	6/30/2028	4,088	(28)	(22)	0.00%
IMA Group Management Company, LLC	First lien senior secured revolving loan	S +	6.75%	10.42%	7/28/2023	6/30/2028	35	31	31	0.00%
IMA Group Management Company, LLC	First lien senior secured term loan	S +	6.75%	10.42%	7/28/2023	6/30/2028	1,538	1,522	1,530	0.06%
Innovate 32 Services, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.42%	10/29/2025	10/29/2031	19,773	(115)	(71)	0.00%
Innovate 32 Services, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.42%	10/29/2025	10/29/2031	2,436	(28)	(24)	0.00%
Innovate 32 Services, LLC	First lien senior secured term loan	S +	4.75%	8.42%	10/29/2025	10/29/2031	6,523	6,446	6,460	0.25%
Inreach Intermediate Holdings II, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.70%	12/11/2025	12/11/2030	5,033	(35)	(25)	0.00%
Inreach Intermediate Holdings II, LLC	First lien senior secured revolving loan	S +	5.00%	8.67%	12/11/2025	12/11/2030	1,700	197	200	0.01%
Inreach Intermediate Holdings II, LLC	First lien senior secured term loan	S +	5.00%	8.70%	12/11/2025	12/11/2030	9,995	9,853	9,870	0.39%
IPC Pain Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	5/19/2022	5/19/2027	9,731	9,702	9,707	0.38%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
IPC Pain Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.17%	5/19/2022	5/19/2027	1,140	(5)	(3)	0.00%
IPC Pain Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.17%	12/22/2025	5/19/2027	2,628	2,616	2,621	0.10%
IPC Pain Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.17%	5/19/2022	5/19/2027	2,865	2,850	2,858	0.11%
MS Pain, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.20%	12/4/2024	12/4/2029	6,038	4,015	4,022	0.16%
MS Pain, LLC	First lien senior secured revolving loan	S +	5.50%	9.19%	12/4/2024	12/4/2029	861	188	189	0.01%
MS Pain, LLC	First lien senior secured term loan	S +	5.50%	9.20%	12/4/2024	12/4/2029	3,339	3,287	3,291	0.13%
MWEC Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	2/14/2023	2/14/2028	1,420	741	746	0.03%
MWEC Management, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	7/3/2024	2/14/2028	2,532	(20)	(18)	0.00%
MWEC Management, LLC	First lien senior secured revolving loan	S +	5.50%	9.17%	2/14/2023	2/14/2028	1,924	1,371	1,381	0.05%
MWEC Management, LLC	First lien senior secured term loan	S +	5.50%	9.17%	2/14/2023	2/14/2028	14,696	14,509	14,593	0.57%
Network Partners Acquisitions, LLC (6)	First lien senior secured revolving loan	S +	6.00%	9.96%	7/28/2023	12/30/2026	38	—	—	0.00%
Network Partners Acquisitions, LLC	First lien senior secured term loan	S +	6.00%	9.96%	7/28/2023	12/30/2026	158	158	158	0.01%
New SEES Holdings, LLC	First lien senior secured term loan	S +	7.25%	10.95%	10/31/2025	6/30/2028	5,894	4,645	5,351	0.21%
OneCare LTC, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.17%	11/14/2025	11/14/2028	2,121	(23)	(20)	0.00%
OneCare LTC, LLC	First lien senior secured term loan	S +	5.50%	9.17%	11/14/2025	11/14/2028	18,224	18,026	18,051	0.71%
P1 DENTAL MSO, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.95%	1/31/2025	1/31/2030	5,096	3,510	3,516	0.14%
P1 DENTAL MSO, LLC	First lien senior secured revolving loan	S +	5.00%	8.92%	1/31/2025	1/31/2030	1,522	281	283	0.01%
P1 DENTAL MSO, LLC	First lien senior secured term loan	S +	5.25%	8.92%	1/31/2025	1/31/2030	18,971	18,687	18,706	0.73%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75% + 6.75% PIK	21.42%	7/28/2023	4/30/2026	618	617	557	0.02%
Peak Dental Services, LLC	First lien senior secured revolving loan	S +	6.75% + 6.75% PIK	21.42%	7/28/2023	4/30/2026	141	101	87	0.00%
Peak Dental Services, LLC	First lien senior secured term loan	S +	6.75% + 6.75% PIK	21.42%	7/28/2023	4/30/2026	678	675	610	0.02%
Peak Investment Holdings, LLC	First lien senior secured revolving loan	S +	7.50%	11.46%	7/28/2023	12/31/2026	363	297	293	0.00%
Peak Investment Holdings, LLC	First lien senior secured term loan	S +	7.50%	11.46%	7/28/2023	12/31/2026	1,367	1,361	1,345	0.05%
PharmaForceIQ INC. (6)	First lien senior secured revolving loan	S +	5.25%	8.92%	8/2/2024	8/2/2029	2,093	(28)	(20)	0.00%
PharmaForceIQ INC.	First lien senior secured term loan	S +	5.25%	8.92%	8/2/2024	8/2/2029	14,700	14,507	14,562	0.57%
PRM Management Company, LLC (6)	First lien senior secured revolving loan	S +	6.00%	9.75%	1/25/2024	1/25/2029	789	(15)	(8)	0.00%
PRM Management Company, LLC	First lien senior secured term loan	S +	6.00%	9.75%	1/25/2024	1/25/2029	6,005	5,903	5,946	0.23%
Purpose Home Health Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.38%	12/23/2024	11/3/2027	9,067	959	967	0.04%
Purpose Home Health Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.37%	3/8/2024	11/3/2027	7,980	7,918	7,931	0.31%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Purpose Home Health Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.35%	11/3/2022	11/3/2027	6,678	6,619	6,637	0.26%
Purpose Home Health Acquisition, LLC	First lien senior secured revolving loan	S +	5.75%	9.35%	11/3/2022	11/3/2027	1,956	765	770	0.03%
Purpose Home Health Acquisition, LLC	First lien senior secured term loan	S +	5.75%	9.40%	11/3/2022	11/3/2027	17,289	17,138	17,183	0.67%
RQM Buyer, Inc	First lien senior secured delayed draw term loan	S +	7.25% PIK	11.21%	7/28/2023	8/12/2029	92	88	60	0.00%
RQM Buyer, Inc	First lien senior secured revolving loan	S +	7.25% PIK	11.21%	7/28/2023	8/12/2029	138	133	91	0.00%
RQM Buyer, Inc	First lien senior secured term loan	S +	7.25% PIK	11.21%	7/28/2023	8/12/2029	1,899	1,848	1,251	0.05%
Sage Dental Management, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.45%	12/15/2025	12/15/2031	11,178	119	142	0.01%
Sage Dental Management, LLC	First lien senior secured revolving loan	S +	4.75%	8.45%	12/15/2025	12/15/2031	8,220	2,574	2,589	0.10%
Sage Dental Management, LLC	First lien senior secured term loan	S +	4.75%	8.45%	12/15/2025	12/15/2031	57,519	56,828	56,944	2.23%
SCP ENT and Allergy Services, LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.96%	7/28/2023	9/25/2026	154	153	153	0.01%
SCP ENT and Allergy Services, LLC	First lien senior secured revolving loan	S +	6.00%	9.96%	7/28/2023	3/25/2027	256	190	191	0.01%
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	S +	6.00%	9.96%	7/28/2023	3/25/2027	2,691	2,681	2,688	0.11%
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	S +	6.00%	9.96%	7/16/2025	3/25/2027	919	917	918	0.04%
SCP OMS Services, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.70%	3/7/2025	3/7/2030	9,951	3,758	3,776	0.15%
SCP OMS Services, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.70%	3/7/2025	3/7/2030	2,645	(31)	(27)	0.00%
SCP OMS Services, LLC	First lien senior secured term loan	S +	5.00%	8.70%	3/7/2025	3/7/2030	5,639	5,570	5,579	0.22%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.79%	3/16/2026	10/29/2028	10,395	241	260	0.01%
Signature Dental Partners LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.79%	3/16/2026	10/29/2028	38	—	—	0.00%
Signature Dental Partners LLC	First lien senior secured term loan	S +	5.00%	8.79%	3/16/2026	10/29/2028	21,140	20,944	20,981	0.82%
Silver Falls MSO, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	8.92%	10/22/2025	12/31/2028	4,305	(34)	(26)	0.00%
Silver Falls MSO, LLC	First lien senior secured revolving loan	S +	5.25%	8.94%	10/22/2025	12/31/2028	1,523	825	828	0.03%
Silver Falls MSO, LLC	First lien senior secured term loan	S +	5.25%	8.92%	10/22/2025	12/31/2028	10,485	10,400	10,422	0.41%
SimiTree Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.25% + 1.75% PIK	10.93%	7/28/2023	5/17/2026	893	892	889	0.03%
SimiTree Acquisition, LLC	First lien senior secured revolving loan	S +	7.00%	10.93%	7/28/2023	5/17/2026	178	50	49	0.00%
SimiTree Acquisition, LLC	First lien senior secured term loan	S +	5.25% + 1.75% PIK	10.93%	7/28/2023	5/17/2026	1,242	1,241	1,237	0.05%
SIMKO Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.96%	7/28/2023	4/7/2027	179	178	178	0.01%
SIMKO Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.95%	9/19/2023	4/7/2027	6,718	6,667	6,668	0.26%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
SIMKO Merger Sub LLC	First lien senior secured revolving loan	S +	6.00%	9.95%	7/28/2023	4/7/2027	56	32	32	0.00%
SIMKO Merger Sub LLC	First lien senior secured term loan	S +	6.00%	9.96%	7/28/2023	4/7/2027	636	632	631	0.02%
Solace Healthcare Holdco, Inc (6)	First lien senior secured revolving loan	S +	4.75%	8.41%	2/2/2026	2/2/2032	2,412	(29)	(29)	0.00%
Solace Healthcare Holdco, Inc	First lien senior secured term loan	S +	4.75%	8.41%	2/2/2026	2/2/2032	14,269	14,099	14,097	0.55%
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.92%	12/16/2025	12/30/2027	508	51	51	0.00%
Southeast Primary Care Partners, LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.95%	12/16/2025	12/30/2027	225	(2)	(1)	0.00%
Southeast Primary Care Partners, LLC	First lien senior secured term loan	S +	5.25%	8.95%	12/16/2025	12/30/2027	836	830	831	0.03%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.43%	3/4/2026	7/27/2029	4,887	1,404	1,404	0.06%
Southern Orthodontic Partners Management, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.41%	3/4/2026	7/27/2029	2,467	(21)	(21)	0.00%
Southern Orthodontic Partners Management, LLC	First lien senior secured term loan	S +	4.75%	8.41%	3/4/2026	7/27/2029	29,529	29,277	29,271	1.15%
Southern Sports Medicine Partners, LLC	First lien senior secured revolving loan	S +	8.00% PIK	11.93%	7/28/2023	2/23/2027	63	35	34	0.00%
Southern Sports Medicine Partners, LLC	First lien senior secured term loan	S +	8.00% PIK	11.93%	7/28/2023	2/23/2027	755	744	735	0.03%
Spa Medicca, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	8/8/2025	8/8/2030	5,576	(97)	(89)	0.00%
Spa Medicca, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.17%	8/8/2025	8/8/2030	1,624	(28)	(26)	0.00%
Spa Medicca, LLC	First lien senior secured term loan	S +	5.50%	9.17%	8/8/2025	8/8/2030	4,808	4,724	4,731	0.19%
Spear Education Holdings, LLC	First lien senior secured revolving loan	S +	5.25%	9.02%	6/26/2024	12/15/2028	7,290	3,444	3,451	0.14%
Spear Education Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.02%	6/26/2024	12/15/2028	46,787	46,403	46,475	1.82%
Star Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	12/22/2023	12/22/2028	10,875	10,693	10,744	0.42%
Star Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	11/8/2024	12/22/2028	12,053	8,742	8,753	0.34%
Star Dental Partners LLC	First lien senior secured revolving loan	S +	5.50%	9.17%	12/22/2023	12/22/2028	1,451	846	853	0.03%
Star Dental Partners LLC	First lien senior secured term loan	S +	5.50%	9.17%	12/22/2023	12/22/2028	15,036	14,794	14,854	0.58%
The Chempetitive Group, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	3/22/2024	3/22/2029	11,980	1,325	1,342	0.05%
The Chempetitive Group, LLC	First lien senior secured revolving loan	S +	5.50%	9.17%	3/22/2024	3/22/2029	3,414	299	304	0.01%
The Chempetitive Group, LLC	First lien senior secured term loan	S +	5.50%	9.17%	3/22/2024	3/22/2029	13,499	13,313	13,337	0.52%
Therapy2000 Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.70%	9/12/2025	9/12/2030	5,232	(29)	(18)	0.00%
Therapy2000 Acquisition, LLC	First lien senior secured revolving loan	S +	5.00%	8.70%	9/12/2025	9/12/2030	2,258	577	581	0.02%
Therapy2000 Acquisition, LLC	First lien senior secured term loan	S +	5.00%	8.70%	9/12/2025	9/12/2030	10,021	9,906	9,925	0.39%
Transitions Intermediate Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	10/25/2024	10/25/2027	687	(7)	(6)	0.00%
Transitions Intermediate Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.17%	10/25/2024	10/25/2027	2,097	(17)	(9)	0.00%
Transitions Intermediate Holdings, LLC	First lien senior secured term loan	S +	5.50%	9.17%	10/25/2024	10/25/2027	10,456	10,358	10,409	0.41%
U.S. BioTek Laboratories, LLC	First lien senior secured revolving loan	S +	4.50%	11.25%	2/20/2026	2/20/2029	1,214	110	110	0.00%
U.S. BioTek Laboratories, LLC	First lien senior secured term loan	S +	5.50%	9.09%	2/20/2026	2/20/2029	12,345	12,225	12,224	0.48%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
US Foot and Ankle Specialists, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.71%	9/15/2022	9/15/2026	13,859	13,827	13,830	0.54%
US Foot and Ankle Specialists, LLC (6)	First lien senior secured revolving loan	S +	5.75%	9.71%	9/15/2022	9/15/2026	2,699	(7)	(6)	0.00%
US Foot and Ankle Specialists, LLC	First lien senior secured term loan	S +	5.75%	9.71%	9/15/2022	9/15/2026	19,224	19,165	19,166	0.75%
Varsity DuvaSawko Operating Corp	First lien senior secured revolving loan	S +	5.50%	9.17%	8/27/2025	5/27/2027	4,568	1,514	1,520	0.06%
Varsity DuvaSawko Operating Corp	First lien senior secured term loan	S +	5.50%	9.17%	8/27/2025	5/27/2027	44,724	44,710	44,705	1.75%
Varsity Rejuvenate Management, LLC	First lien senior secured delayed draw term loan	S +	6.75%	10.60%	12/29/2023	9/1/2028	3,249	3,201	3,203	0.13%
Varsity Rejuvenate Management, LLC (6)	First lien senior secured revolving loan	S +	6.75%	10.60%	9/1/2023	9/1/2028	1,245	(20)	(18)	0.00%
Varsity Rejuvenate Management, LLC	First lien senior secured term loan	S +	6.75%	10.60%	9/1/2023	9/1/2028	5,883	5,783	5,799	0.23%
VersiCare Management LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.92%	11/25/2024	11/25/2029	4,527	626	632	0.02%
VersiCare Management LLC	First lien senior secured revolving loan	S +	5.25%	8.92%	11/25/2024	11/25/2029	1,505	540	543	0.02%
VersiCare Management LLC	First lien senior secured term loan	S +	5.25%	8.95%	11/25/2024	11/25/2029	7,751	7,632	7,642	0.30%
VetEvolve Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.42%	10/12/2023	10/12/2028	11,497	11,341	11,349	0.45%
VetEvolve Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.42%	7/8/2025	10/12/2028	16,509	7,383	7,416	0.29%
VetEvolve Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.75%	9.42%	10/12/2023	10/12/2028	3,067	(42)	(19)	0.00%
VetEvolve Holdings, LLC	First lien senior secured term loan	S +	5.75%	9.42%	10/12/2023	10/12/2028	11,558	11,395	11,487	0.45%
Vital Geriatrics Group Buyer, Inc	First lien senior secured revolving loan	S +	4.75%	8.42%	8/15/2025	8/15/2031	2,408	720	724	0.03%
Vital Geriatrics Group Buyer, Inc	First lien senior secured term loan	S +	4.75%	8.42%	8/15/2025	8/15/2031	10,541	10,397	10,420	0.41%
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.95%	7/28/2023	10/29/2027	491	488	488	0.02%
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.95%	9/27/2024	10/29/2027	24,162	23,976	24,004	0.94%
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.94%	11/14/2025	10/29/2027	6,406	4,179	4,189	0.16%
Western Veterinary Partners LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.95%	7/28/2023	10/29/2027	24	—	—	0.00%
Western Veterinary Partners LLC	First lien senior secured term loan	S +	5.25%	8.95%	7/28/2023	10/29/2027	9,277	9,204	9,216	0.36%
								1,155,582	1,156,696	45.34%
Health care technology
AHR Intermediate, Inc	First lien senior secured delayed draw term loan	S +	5.75%	9.45%	12/16/2024	7/29/2027	$7,892	$745	$763	0.03%
AHR Intermediate, Inc	First lien senior secured delayed draw term loan	S +	5.75%	9.45%	7/29/2022	7/29/2027	5,177	5,156	5,162	0.20%
AHR Intermediate, Inc (6)	First lien senior secured delayed draw term loan	S +	5.75%	9.45%	5/19/2025	7/29/2027	871	(3)	(3)	0.00%
AHR Intermediate, Inc	First lien senior secured revolving loan	S +	5.50%	9.22%	7/29/2022	7/29/2027	9,888	3,313	3,333	0.13%
AHR Intermediate, Inc	First lien senior secured term loan	S +	5.75%	9.45%	7/29/2022	7/29/2027	31,613	31,489	31,521	1.24%
Assembly Holdco, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.21%	3/26/2026	3/26/2032	5,555	(35)	(35)	0.00%
Assembly Holdco, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.21%	3/26/2026	3/26/2032	1,669	(21)	(21)	0.00%
Assembly Holdco, LLC	First lien senior secured term loan	S +	5.50%	9.21%	3/26/2026	3/26/2032	4,954	4,892	4,892	0.19%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
ELMC RX Solutions, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.20%	10/1/2025	10/1/2030	4,305	(70)	(61)	0.00%
ELMC RX Solutions, LLC	First lien senior secured revolving loan	S +	5.50%	9.20%	10/1/2025	10/1/2030	914	92	94	0.00%
ELMC RX Solutions, LLC	First lien senior secured term loan	S +	5.50%	9.20%	10/1/2025	10/1/2030	3,575	3,518	3,524	0.14%
Gifthealth, Inc. (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	7/29/2025	7/29/2028	7,994	(31)	(17)	0.00%
Gifthealth, Inc. (6)	First lien senior secured revolving loan	S +	5.00%	8.67%	7/29/2025	7/29/2028	2,841	(22)	(18)	0.00%
Gifthealth, Inc.	First lien senior secured term loan	S +	5.00%	8.67%	7/29/2025	7/29/2028	9,249	9,173	9,191	0.36%
Millennia Patient Services, LLC	First lien senior secured revolving loan	S +	6.50%	10.46%	7/28/2023	9/8/2027	134	53	53	0.00%
Millennia Patient Services, LLC	First lien senior secured term loan	S +	6.50%	10.46%	7/28/2023	9/8/2027	1,672	1,669	1,667	0.07%
								59,918	60,045	2.36%
Household durables
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.20%	9/26/2022	9/26/2027	$2,940	$2,912	$2,933	0.12%
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.20%	10/20/2023	9/26/2027	2,286	2,273	2,280	0.09%
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.20%	9/30/2025	9/26/2027	8,776	4,788	4,801	0.19%
CPS Power Buyer, LLC (24)	First lien senior secured revolving loan	S +	5.50%	9.20%	9/26/2022	9/26/2027	4,406	2,432	2,457	0.10%
CPS Power Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.20%	9/26/2022	9/26/2027	19,614	19,434	19,568	0.77%
Kravet Design LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.70%	11/26/2024	11/26/2030	4,349	(51)	(44)	0.00%
Kravet Design LLC	First lien senior secured term loan	S +	5.00%	8.70%	11/26/2024	11/26/2030	18,584	18,360	18,389	0.72%
Kwalu, LLC (6)	First lien senior secured revolving loan	S +	5.75%	9.88%	9/23/2022	9/23/2027	5,061	(50)	(23)	0.00%
Kwalu, LLC	First lien senior secured term loan	S +	5.75%	9.77%	9/23/2022	9/23/2027	29,887	29,577	29,752	1.17%
MacKenzie Childs Acquisition, Inc	First lien senior secured revolving loan	S +	5.50%	9.17%	9/2/2022	9/2/2027	3,374	548	550	0.02%
MacKenzie Childs Acquisition, Inc	First lien senior secured term loan	S +	5.50%	9.35%	9/2/2022	9/2/2027	15,633	15,561	15,569	0.60%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.70%	1/12/2024	1/23/2028	1,967	1,944	1,953	0.08%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.70%	7/29/2024	1/23/2028	5,680	5,619	5,641	0.21%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.64%	11/27/2024	1/23/2028	3,553	2,194	2,197	0.09%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.70%	1/23/2023	1/23/2028	5,670	5,590	5,630	0.22%
Renovation Systems, LLC	First lien senior secured revolving loan	S +	6.00%	9.67%	1/23/2023	1/23/2028	2,633	2,596	2,615	0.10%
Renovation Systems, LLC	First lien senior secured term loan	S +	6.00%	9.70%	1/23/2023	1/23/2028	32,286	31,895	32,061	1.26%
Storm Smart Buyer LLC	First lien senior secured revolving loan	S +	5.00%	8.68%	12/31/2025	10/5/2028	131	104	104	0.00%
Storm Smart Buyer LLC	First lien senior secured term loan	S +	5.00%	8.70%	12/31/2025	10/5/2028	880	872	872	0.03%
Trademark Global, LLC (8)	First lien senior secured revolving loan	S +	8.50%	12.46%	7/28/2023	6/30/2027	113	86	18	0.00%
Trademark Global, LLC (8)	First lien senior secured revolving loan	S +	8.50% PIK	12.46%	7/30/2021	6/30/2027	39	36	13	0.00%
Trademark Global, LLC (8)	First lien senior secured term loan	S +	8.50%	12.46%	7/28/2023	6/30/2027	2,541	2,271	815	0.03%
								148,991	148,151	5.80%
Industrial conglomerates
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Hultec Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	9.32%	3/31/2023	3/31/2029	$3,915	$3,145	$3,147	0.12%
Hultec Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.30%	3/31/2023	3/31/2029	14,089	13,825	13,838	0.54%
								16,970	16,985	0.66%
Insurance
Superior Insurance Partners LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.43%	10/25/2024	10/25/2029	$15,149	$14,913	$15,007	0.59%
Superior Insurance Partners LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.40%	1/6/2026	10/25/2029	30,623	1,713	1,714	0.07%
Superior Insurance Partners LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.45%	10/25/2024	10/25/2029	1,347	(21)	(13)	0.00%
Superior Insurance Partners LLC	First lien senior secured term loan	S +	4.75%	8.45%	10/25/2024	10/25/2029	9,235	9,082	9,149	0.36%
								25,687	25,857	1.02%
Interactive media and services
Duggal Acquisition, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.39%	9/30/2024	9/30/2030	$5,224	$2,547	$2,556	0.10%
Duggal Acquisition, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.45%	9/30/2024	9/30/2030	7,319	(110)	(100)	0.00%
Duggal Acquisition, LLC	First lien senior secured term loan	S +	4.75%	8.45%	9/30/2024	9/30/2030	20,324	20,003	20,037	0.79%
								22,440	22,493	0.89%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC	First lien senior secured revolving loan	S +	7.00%	10.85%	7/28/2023	4/17/2026	$191	$133	$82	0.00%
Aquatic Sales Solutions, LLC	First lien senior secured term loan	S +	7.00%	10.85%	7/28/2023	4/17/2026	2,669	2,669	1,948	0.08%
DealerOn Holdco, Inc (6)	First lien senior secured revolving loan	S +	6.00%	9.78%	7/28/2023	5/19/2026	314	—	—	0.00%
DealerOn Holdco, Inc	First lien senior secured term loan	S +	6.00%	9.78%	7/28/2023	5/19/2026	20,335	20,318	20,306	0.80%
								23,120	22,336	0.88%
IT services
Brite Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.42%	1/5/2026	1/5/2032	$6,125	$(37)	$(37)	0.00%
Brite Acquisition, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.42%	1/5/2026	1/5/2032	1,469	(18)	(18)	0.00%
Brite Acquisition, LLC	First lien senior secured term loan	S +	4.75%	8.42%	1/5/2026	1/5/2032	5,945	5,874	5,874	0.23%
BSC Top Shelf Blocker LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.92%	6/28/2024	6/28/2029	2,256	(26)	(24)	0.00%
BSC Top Shelf Blocker LLC	First lien senior secured term loan	S +	5.25%	8.92%	6/28/2024	6/28/2029	15,869	15,672	15,692	0.62%
Dynamic Campus Acquisition, Inc. (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.70%	2/18/2026	2/14/2031	9,698	(71)	(103)	0.00%
Dynamic Campus Acquisition, Inc.	First lien senior secured delayed draw term loan	S +	5.00%	8.70%	2/14/2025	2/14/2031	10,220	10,095	10,112	0.40%
Dynamic Campus Acquisition, Inc. (6)	First lien senior secured revolving loan	S +	5.00%	8.70%	2/14/2025	2/14/2031	3,044	(37)	(32)	0.00%
Dynamic Campus Acquisition, Inc.	First lien senior secured term loan	S +	5.00%	8.70%	2/14/2025	2/14/2031	16,890	16,668	16,704	0.66%
E-Phoenix Acquisition Co. Inc	First lien senior secured revolving loan	S +	5.25%	8.92%	11/24/2025	6/23/2030	2,984	1,024	1,030	0.04%
E-Phoenix Acquisition Co. Inc	First lien senior secured term loan	S +	5.25%	8.95%	11/24/2025	6/23/2030	18,506	18,377	18,414	0.72%
Icreon Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.46%	10/26/2022	10/26/2027	1,071	(13)	(14)	0.00%
Icreon Holdings, LLC	First lien senior secured term loan	S +	6.50%	10.46%	10/26/2022	10/26/2027	11,241	11,092	11,097	0.44%
Livefront, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	12/12/2025	12/5/2030	4,188	(59)	(52)	0.00%
Livefront, LLC	First lien senior secured revolving loan	S +	5.00%	8.67%	12/12/2025	12/5/2030	2,991	406	412	0.02%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
Livefront, LLC	First lien senior secured term loan	S +	5.00%	8.67%	12/12/2025	12/5/2030		10,836	10,684	10,701	0.42%
Milestone Technologies, Inc (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.70%	8/22/2025	8/22/2031		2,918	(16)	(12)	0.00%
Milestone Technologies, Inc (6)	First lien senior secured revolving loan	S +	5.00%	8.70%	8/22/2025	8/22/2031		2,595	(35)	(31)	0.00%
Milestone Technologies, Inc	First lien senior secured term loan	S +	5.00%	8.70%	8/22/2025	8/22/2031		19,598	19,335	19,371	0.76%
P and R Dental Strategies, LLC	First lien senior secured revolving loan	S +	5.75%	9.71%	7/28/2023	12/22/2027		23	8	8	0.00%
P and R Dental Strategies, LLC	First lien senior secured term loan	S +	5.75%	9.71%	7/28/2023	12/22/2027		613	609	610	0.02%
Palmetto Technology Group, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	1/3/2024	1/3/2029		10,670	10,531	10,581	0.42%
Palmetto Technology Group, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	2/26/2024	1/3/2029		9,329	9,205	9,252	0.36%
Palmetto Technology Group, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	5/20/2025	1/3/2029		11,297	9,159	9,173	0.36%
Palmetto Technology Group, LLC (6)(25)	First lien senior secured revolving loan	S +	5.00%	8.67%	1/3/2024	1/3/2029		2,860	(37)	(24)	0.00%
Palmetto Technology Group, LLC	First lien senior secured term loan	S +	5.00%	8.67%	1/3/2024	1/3/2029		6,229	6,144	6,177	0.24%
									144,534	144,861	5.71%
Leisure equipment and products
MacNeill Pride Group Corp	First lien senior secured delayed draw term loan	S +	6.00%	9.78%	7/28/2023	4/22/2026		$342	$342	$342	0.01%
MacNeill Pride Group Corp (6)	First lien senior secured revolving loan	S +	6.00%	9.78%	7/28/2023	4/22/2026		287	—	—	0.00%
MacNeill Pride Group Corp	First lien senior secured term loan	S +	6.00%	9.78%	7/28/2023	4/22/2026		785	785	785	0.03%
TruBlue LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.92%	1/11/2024	1/11/2029		1,430	(16)	(15)	0.00%
TruBlue LLC	First lien senior secured term loan	S +	5.25%	8.92%	1/11/2024	1/11/2029		5,108	5,047	5,051	0.20%
									6,158	6,163	0.24%
Leisure products
PHGP MB Purchaser, Inc	First lien senior secured delayed draw term loan	S +	6.00%+ 0.50% PIK	10.46%	7/28/2023	5/20/2027		$78	$77	$59	0.00%
PHGP MB Purchaser, Inc (26)	First lien senior secured revolving loan	S +	6.00% +0.50% PIK	10.46%	7/28/2023	5/20/2027		75	23	5	0.00%
PHGP MB Purchaser, Inc	First lien senior secured term loan	S +	6.00% + 0.50% PIK	10.46%	7/28/2023	5/20/2027		1,052	1,044	794	0.03%
									1,144	858	0.03%
Life sciences tools and services
Aptitude Health Holdings, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.45%	12/10/2025	5/3/2028		$267	$(1)	$—	0.00%
Aptitude Health Holdings, LLC	First lien senior secured term loan	S +	4.75%	8.45%	12/10/2025	5/3/2028		1,070	1,067	1,069	0.04%
CR Services Intermediate, LLC	First lien senior secured delayed draw term loan	S +	7.00%	10.96%	7/28/2023	7/28/2028		135	132	120	0.00%
CR Services Intermediate, LLC	First lien senior secured revolving loan	S +	7.00%	10.96%	7/28/2023	7/28/2028		39	8	5	0.00%
CR Services Intermediate, LLC	First lien senior secured term loan	S +	7.00%	10.96%	7/28/2023	7/28/2028		248	241	220	0.01%
CR Services Intermediate, LLC (7)	First lien senior secured term loan	S +	7.00%	10.96%	7/28/2023	7/28/2028	C$	248	241	220	0.01%
ERG Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.25%	9.92%	2/26/2024	8/31/2027		353	351	332	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
ERG Buyer, LLC	First lien senior secured revolving loan	S +	6.25%	9.92%	2/26/2024	8/31/2027	5,406	5,373	5,072	0.20%
ERG Buyer, LLC	First lien senior secured term loan	S +	6.25%	9.92%	2/26/2024	8/31/2027	37,161	36,855	34,874	1.37%
Health and Wellness Partners LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.59%	3/12/2025	3/12/2030	5,808	4,568	4,574	0.18%
Health and Wellness Partners LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.63%	3/12/2025	3/12/2030	2,480	(34)	(31)	0.00%
Health and Wellness Partners LLC	First lien senior secured term loan	S +	5.00%	8.63%	3/12/2025	3/12/2030	21,562	21,251	21,280	0.83%
VIT Nyckel Acquisition AB (6)	First lien senior secured revolving loan	S +	4.50%	8.20%	12/18/2025	12/18/2031	2,719	(33)	(27)	0.00%
VIT Nyckel Acquisition AB	First lien senior secured term loan	S +	4.50%	8.20%	12/18/2025	12/18/2031	7,996	7,900	7,916	0.31%
								77,919	75,624	2.96%
Machinery
Abrasive Technology Intermediate, LLC	First lien senior secured revolving loan	S +	5.75%	9.53%	7/28/2023	10/30/2027	$173	$72	$71	0.00%
Abrasive Technology Intermediate, LLC	First lien senior secured term loan	S +	5.75%	9.53%	7/28/2023	10/30/2027	2,199	2,196	2,175	0.09%
Baker Manufacturing Company, LLC	First lien senior secured revolving loan	S +	5.00%	8.66%	11/1/2024	11/1/2028	2,898	1,186	1,191	0.05%
Baker Manufacturing Company, LLC	First lien senior secured term loan	S +	5.00%	8.67%	11/1/2024	11/1/2028	17,072	16,896	16,924	0.66%
DNS-IMI Acquisition Corp	First lien senior secured revolving loan	S +	4.25%	11.00%	7/28/2023	11/23/2026	56	17	17	0.00%
DNS-IMI Acquisition Corp	First lien senior secured term loan	S +	4.25%	11.00%	7/28/2023	11/23/2026	1,328	1,326	1,324	0.05%
Double E Company, LLC	First lien senior secured revolving loan	S +	6.25%	10.10%	6/21/2022	6/21/2028	3,110	1,936	1,780	0.07%
Double E Company, LLC	First lien senior secured term loan	S +	4.00% + 2.25% PIK	10.10%	8/11/2025	6/21/2028	795	775	749	0.03%
Double E Company, LLC	First lien senior secured term loan	S +	4.00% + 2.25% PIK	10.10%	6/21/2022	6/21/2028	19,041	18,846	17,935	0.70%
Kittyhawk, Inc (6)	First lien senior secured revolving loan	S +	5.25%	6.25%	5/1/2024	5/1/2029	3,571	(44)	(41)	0.00%
Kittyhawk, Inc	First lien senior secured term loan	S +	5.25%	6.25%	5/1/2024	5/1/2029	14,925	14,731	14,744	0.58%
L&J Holding Company LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.42%	7/29/2024	7/29/2030	9,814	3,424	3,440	0.13%
L&J Holding Company LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.45%	7/29/2024	7/29/2030	2,204	(32)	(29)	0.00%
L&J Holding Company LLC	First lien senior secured term loan	S +	4.75%	8.45%	7/29/2024	7/29/2030	11,610	11,432	11,452	0.45%
My Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.45%	1/26/2024	1/26/2030	3,108	3,068	3,071	0.12%
My Buyer, LLC	First lien senior secured revolving loan	S +	5.75%	9.42%	1/26/2024	1/26/2030	2,360	1,386	1,388	0.05%
My Buyer, LLC	First lien senior secured term loan	S +	5.75%	9.45%	1/26/2024	1/26/2030	7,771	7,663	7,671	0.30%
Spartaco Buyer, Inc	First lien senior secured revolving loan	S +	4.75%	8.43%	3/27/2026	3/27/2032	1,788	1,265	1,265	0.05%
Spartaco Buyer, Inc	First lien senior secured term loan	S +	4.75%	8.43%	3/27/2026	3/27/2032	9,022	8,910	8,909	0.35%
SPG Holdco, LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.07%	5/16/2025	12/1/2028	1,773	1,209	1,211	0.05%
SPG Holdco, LLC (27)	First lien senior secured revolving loan	S +	6.25%	9.92%	12/1/2023	12/1/2028	2,070	1,352	1,359	0.05%
SPG Holdco, LLC	First lien senior secured term loan	S +	6.25%	10.10%	12/1/2023	12/1/2028	10,447	10,295	10,341	0.41%
USSC Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	6/21/2024	6/21/2030	10,003	9,850	9,880	0.39%
USSC Holding Corp	First lien senior secured revolving loan	S +	5.50%	9.19%	6/21/2024	6/21/2030	7,177	3,658	3,680	0.14%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
USSC Holding Corp	First lien senior secured term loan	S +	5.50%	9.20%	6/21/2024	6/21/2030	34,343	33,765	33,893	1.33%
USSC Holding Corp	First lien senior secured term loan	S +	5.50%	9.20%	3/9/2026	6/21/2030	2,408	2,360	2,376	0.09%
								157,542	156,776	6.14%
Media
Ansira Partners II, LLC	First lien senior secured revolving loan	S +	6.00%	9.67%	8/15/2025	8/15/2031	$6,142	$1,760	$1,771	0.07%
Ansira Partners II, LLC	First lien senior secured term loan	S +	6.00%	9.67%	8/15/2025	8/15/2031	46,208	45,593	45,676	1.79%
Barkley, LLC (6)	First lien senior secured revolving loan	S +	6.00%	9.82%	9/29/2023	9/29/2028	2,300	(33)	(26)	0.00%
Barkley, LLC	First lien senior secured term loan	S +	6.00%	9.82%	9/29/2023	9/29/2028	43,565	42,935	43,078	1.69%
Best Version Media Acquisition, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.42%	12/31/2024	12/31/2030	2,897	(44)	(36)	0.00%
Best Version Media Acquisition, LLC	First lien senior secured term loan	S +	4.75%	8.42%	12/31/2024	12/31/2030	26,518	26,110	26,176	1.03%
Creative Outdoor Holding Inc (6)	First lien senior secured delayed draw term loan	S +	5.00%	6.00%	6/26/2025	6/26/2030	8,741	(93)	(78)	0.00%
Creative Outdoor Holding Inc (6)(28)	First lien senior secured revolving loan	S +	5.00%	6.00%	6/26/2025	6/26/2030	4,168	(53)	(37)	0.00%
Creative Outdoor Holding Inc	First lien senior secured term loan	S +	5.00%	6.00%	6/26/2025	6/26/2030	18,219	18,016	18,053	0.71%
Datum Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.70%	10/30/2024	4/30/2030	2,146	(34)	(24)	0.00%
Datum Acquisition, LLC	First lien senior secured term loan	S +	5.00%	8.70%	10/30/2024	4/30/2030	23,950	23,613	23,682	0.93%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	3.75% + 3.00% PIK	10.71%	7/28/2023	12/9/2026	221	219	219	0.01%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	3.75% + 3.00% PIK	10.71%	12/22/2023	12/9/2026	2,843	2,822	2,824	0.11%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	3.75% + 3.00% PIK	10.71%	8/1/2024	12/9/2026	1,775	1,754	1,762	0.07%
Exclusive Concepts, LLC	First lien senior secured revolving loan	S +	3.75% + 3.00% PIK	10.71%	7/28/2023	12/9/2026	23	11	11	0.00%
Exclusive Concepts, LLC	First lien senior secured term loan	S +	3.75% + 3.00% PIK	10.71%	7/28/2023	12/9/2026	3,498	3,470	3,474	0.14%
GM Services Buyer, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.42%	8/26/2025	8/26/2030	21,501	14,334	14,474	0.57%
GM Services Buyer, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.42%	8/26/2025	8/26/2030	3,070	(41)	(36)	0.00%
GM Services Buyer, LLC	First lien senior secured term loan	S +	4.75%	8.42%	8/26/2025	8/26/2030	5,837	5,761	5,771	0.23%
Infolinks Media Buyco, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.45%	7/28/2023	5/1/2028	2,057	2,043	2,035	0.08%
Infolinks Media Buyco, LLC	First lien senior secured revolving loan	S +	5.75%	9.45%	7/28/2023	5/1/2028	38	26	26	0.00%
Infolinks Media Buyco, LLC	First lien senior secured term loan	S +	5.75%	9.45%	7/28/2023	5/1/2028	19,863	19,650	19,654	0.77%
MediaMint Inc (6)	First lien senior secured revolving loan	S +	4.75%	8.45%	12/15/2025	12/15/2030	2,128	(25)	(21)	0.00%
MediaMint Inc	First lien senior secured term loan	S +	4.75%	8.45%	12/15/2025	12/15/2030	15,352	15,171	15,199	0.60%
Merge USA, Inc	First lien senior secured revolving loan	S +	4.75%	8.45%	2/28/2025	2/28/2030	2,515	976	980	0.04%
Merge USA, Inc	First lien senior secured term loan	S +	4.75%	8.45%	2/28/2025	2/28/2030	11,150	11,013	11,032	0.43%
North & Warren, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.20%	1/31/2025	1/31/2030	954	(11)	(10)	0.00%
North & Warren, LLC	First lien senior secured term loan	S +	5.50%	9.20%	1/31/2025	1/31/2030	4,463	4,408	4,418	0.17%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Optimized Marketing Acquisition, LLC	First lien senior secured revolving loan	S +	6.00%	9.96%	8/19/2022	8/19/2027	3,383	1,383	1,340	0.05%
Optimized Marketing Acquisition, LLC	First lien senior secured term loan	S +	6.00%	9.96%	8/19/2022	8/19/2027	25,313	25,099	24,797	0.96%
Outerbox, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	6/7/2024	6/7/2028	4,068	4,025	4,031	0.16%
Outerbox, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.67%	6/7/2024	6/7/2028	2,280	(24)	(21)	0.00%
Outerbox, LLC	First lien senior secured term loan	S +	5.00%	8.67%	6/7/2024	6/7/2028	25,884	25,624	25,646	1.01%
Peninsula MMGY Corporation (29)	First lien senior secured revolving loan	S +	5.50%	9.19%	10/26/2023	4/26/2029	3,691	974	996	0.04%
Peninsula MMGY Corporation	First lien senior secured term loan	S +	5.50%	9.20%	10/26/2023	4/26/2029	9,440	9,276	9,343	0.37%
Peninsula MMGY Corporation	First lien senior secured term loan	S +	5.50%	9.20%	4/4/2025	4/26/2029	12,185	12,045	12,060	0.47%
The Channel Company, LLC	First lien senior secured revolving loan	S +	6.75%	10.70%	7/28/2023	11/1/2027	62	55	52	0.00%
The Channel Company, LLC	First lien senior secured term loan	S +	3.00% + 3.75% PIK	10.71%	7/28/2023	11/1/2027	2,505	2,490	2,370	0.09%
Upswell Group, Inc (6)	First lien senior secured revolving loan	S +	5.00%	8.71%	3/26/2026	3/26/2032	1,814	(23)	(23)	0.00%
Upswell Group, Inc	First lien senior secured term loan	S +	5.00%	8.71%	3/26/2026	3/26/2032	16,743	16,534	16,534	0.65%
Walker Sands, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.70%	10/1/2025	10/1/2030	1,553	(21)	(18)	0.00%
Walker Sands, LLC	First lien senior secured term loan	S +	0.05	8.70%	10/1/2025	10/1/2030	8,819	8,700	8,715	0.34%
WTWH Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.17%	12/16/2022	12/16/2027	1,638	(20)	(23)	0.00%
WTWH Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.17%	12/16/2022	12/16/2027	13,960	13,763	13,767	0.54%
								359,231	359,613	14.12%
Multiline retail
HEC Purchaser Corp. (6)	First lien senior secured revolving loan	S +	5.00%	8.74%	6/17/2024	6/17/2029	$8,250	$(90)	$(59)	0.00%
HEC Purchaser Corp.	First lien senior secured term loan	S +	5.00%	8.74%	6/17/2024	6/17/2029	55,935	55,264	55,538	2.18%
								55,174	55,479	2.18%
Personal products
Cosmetic Solutions LLC (8)	First lien senior secured term loan	4.00% PIK		4.00%	7/18/2025	10/17/2028	1,527	1,483	688	0.03%
								1,483	688	0.03%
Pharmaceuticals
Formulated Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.75%	10.71%	7/28/2023	9/22/2026	$345	$340	$301	0.01%
Formulated Buyer, LLC	First lien senior secured revolving loan	S +	6.75%	10.78%	7/28/2023	9/22/2029	200	142	120	0.00%
Formulated Buyer, LLC	First lien senior secured term loan	S +	6.75%	10.71%	7/28/2023	9/22/2029	531	523	455	0.02%
								1,005	876	0.03%
Professional services
CSL Intermediate Acquisition LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	8.92%	7/8/2025	11/8/2029	$3,564	$(44)	$(42)	0.00%
CSL Intermediate Acquisition LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.92%	11/8/2024	11/8/2029	1,683	1,662	1,664	0.07%
CSL Intermediate Acquisition LLC	First lien senior secured revolving loan	S +	5.25%	8.92%	11/8/2024	11/8/2029	1,673	188	190	0.01%
CSL Intermediate Acquisition LLC	First lien senior secured term loan	S +	5.25%	8.92%	11/8/2024	11/8/2029	9,147	9,028	9,039	0.35%
Helpware, Inc	First lien senior secured revolving loan	S +	6.00%	7.26%	9/8/2022	9/8/2026	5,061	2,455	2,415	0.09%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Helpware, Inc	First lien senior secured term loan	S +	5.75% + 0.25% PIK	7.26%	9/8/2022	9/8/2026	14,014	13,984	13,881	0.54%
								27,273	27,147	1.06%
Real estate management and development
BBG, Inc (30)	First lien senior secured revolving loan	S +	6.75%	10.71%	7/28/2023	1/8/2027	$233	$228	$225	0.01%
BBG, Inc	First lien senior secured term loan	S +	6.50% + 0.25% PIK	10.71%	7/28/2023	1/8/2027	1,961	1,913	1,927	0.08%
MetaSource, LLC	First lien senior secured revolving loan	S +	6.75%	10.53%	7/28/2023	5/17/2027	75	37	37	0.00%
MetaSource, LLC	First lien senior secured term loan	S +	6.25% + 0.50% PIK	10.71%	7/28/2023	5/17/2027	917	912	912	0.04%
								3,090	3,101	0.13%
Semiconductors and semiconductor equipment
Altamira Material Solutions, LP	First lien senior secured revolving loan	S +	6.00%	9.85%	7/28/2023	3/2/2028	$45	$18	$18	0.00%
Altamira Material Solutions, LP	First lien senior secured term loan	S +	6.00%	9.85%	7/28/2023	3/2/2028	1,241	1,236	1,228	0.05%
								1,254	1,246	0.05%
Software
Affinitiv Inc (6)	First lien senior secured revolving loan	S +	7.00%	10.78%	7/28/2023	7/26/2027	$186	$(1)	$(1)	0.00%
Affinitiv Inc	First lien senior secured term loan	S +	7.00%	10.78%	7/28/2023	7/26/2027	2,173	2,156	2,157	0.08%
DemandTec, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	8/27/2025	8/27/2031	3,855	(52)	(45)	0.00%
DemandTec, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.67%	8/27/2025	8/27/2031	1,505	(20)	(18)	0.00%
DemandTec, LLC	First lien senior secured term loan	S +	5.00%	8.67%	8/27/2025	8/27/2031	7,671	7,565	7,579	0.30%
Genius Bidco, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.95%	5/1/2024	5/1/2030	4,649	4,571	4,610	0.18%
Genius Bidco, LLC (31)	First lien senior secured revolving loan	S +	5.25%	8.95%	5/1/2024	5/1/2030	3,571	904	908	0.04%
Genius Bidco, LLC	First lien senior secured term loan	S +	5.25%	8.95%	5/1/2024	5/1/2030	12,489	12,304	12,325	0.48%
GPSTrackit Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.45%	3/29/2024	3/29/2029	1,943	1,913	1,913	0.08%
GPSTrackit Holdings, LLC	First lien senior secured revolving loan	S +	5.75%	9.44%	3/29/2024	3/29/2029	4,429	2,297	2,294	0.09%
GPSTrackit Holdings, LLC	First lien senior secured term loan	S +	5.75%	9.45%	3/29/2024	3/29/2029	32,075	31,566	31,582	1.23%
GS XX Corporation (6)	First lien senior secured revolving loan	S +	4.75%	8.45%	4/19/2024	4/19/2029	2,381	(29)	(27)	0.00%
GS XX Corporation	First lien senior secured term loan	S +	4.75%	8.45%	4/19/2024	4/19/2029	16,651	16,432	16,448	0.65%
Shasta Buyer, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.45%	11/12/2024	11/12/2030	4,307	(48)	(43)	0.00%
Shasta Buyer, LLC	First lien senior secured term loan	S +	4.75%	8.45%	11/12/2024	11/12/2030	20,140	19,902	19,931	0.78%
ShiftKey, LLC (6)	First lien senior secured revolving loan	S +	5.75%	9.71%	7/28/2023	6/21/2027	110	(1)	(3)	0.00%
ShiftKey, LLC	First lien senior secured term loan	S +	5.75% + 0.50% PIK	10.21%	7/28/2023	6/21/2027	3,455	3,439	3,357	0.13%
								102,898	102,967	4.04%
Specialty retail
Dykstras Auto LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.70%	7/28/2023	10/22/2027	$269	$266	$267	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Dykstras Auto LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.69%	4/14/2025	10/22/2027	5,035	4,945	4,963	0.19%
Dykstras Auto LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.70%	12/23/2025	11/22/2027	20,050	(174)	(150)	(0.01)%
Dykstras Auto LLC	First lien senior secured revolving loan	S +	5.00%	8.70%	7/28/2023	10/22/2027	1,992	443	450	0.02%
Dykstras Auto LLC	First lien senior secured term loan	S +	5.00%	8.70%	7/28/2023	10/22/2027	6,079	6,018	6,034	0.24%
Fastlap, LLC	First lien senior secured revolving loan	S +	2.15% + 3.35% PIK	9.20%	6/20/2024	6/20/2029	2,310	2,245	2,248	0.09%
Fastlap, LLC	First lien senior secured term loan	S +	2.15% + 3.35% PIK	9.20%	6/20/2024	6/20/2029	10,258	10,047	10,068	0.39%
Good Feet Worldwide, LLC (6)	First lien senior secured revolving loan	S +	6.00%	9.70%	2/25/2026	2/25/2032	2,972	(44)	(44)	0.00%
Good Feet Worldwide, LLC	First lien senior secured term loan	S +	6.00%	9.70%	2/25/2026	2/25/2032	24,985	24,619	24,616	0.97%
Kaizen Auto Care, LLC	First lien senior secured revolving loan	5.00%		5.00%	3/1/2024	12/22/2027	152	152	101	0.00%
Kaizen Auto Care, LLC	First lien senior secured term loan	5.00%		5.00%	7/28/2023	12/22/2027	1,359	1,353	898	0.04%
Kaizen Auto Care, LLC	First lien senior secured term loan	5.00%		5.00%	2/20/2026	12/22/2027	66	65	66	0.00%
Leonard Group, Inc	First lien senior secured revolving loan	S +	6.75%	10.70%	7/28/2023	2/26/2027	234	232	192	0.01%
Leonard Group, Inc	First lien senior secured term loan	S +	6.75%	10.71%	7/28/2023	2/26/2027	1,302	1,295	1,071	0.04%
								51,462	50,780	1.99%
Textiles, apparel and luxury goods
Lakeshirts LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	12/30/2024	12/20/2030	$7,989	$(32)	$(16)	0.00%
Lakeshirts LLC	First lien senior secured revolving loan	S +	5.00%	8.67%	12/30/2024	12/30/2030	11,650	4,276	4,296	0.17%
Lakeshirts LLC	First lien senior secured term loan	S +	5.00%	8.67%	12/30/2024	12/30/2030	29,767	29,533	29,585	1.15%
								33,777	33,865	1.32%
Trading companies and distributors
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	10/15/2025	4/9/2027	$6,426	$6,419	$6,382	0.25%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.00%	8.70%	10/15/2025	4/9/2027	10,516	10,516	10,443	0.41%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	10/15/2025	4/9/2027	11,427	522	463	0.02%
AFC-Dell Holding Corp	First lien senior secured revolving loan	S +	5.00%	8.67%	10/15/2025	10/9/2028	2,872	386	390	0.02%
AFC-Dell Holding Corp (32)	First lien senior secured revolving loan	S +	5.00%	8.67%	10/15/2025	10/9/2026	2,525	2,020	2,003	0.08%
AFC-Dell Holding Corp	First lien senior secured term loan	S +	5.00%	8.67%	10/15/2025	4/9/2027	12,784	12,775	12,696	0.50%
Ascent Lifting, Inc (6)	First lien senior secured revolving loan	S +	4.75%	8.52%	9/9/2022	9/9/2027	2,500	(33)	(16)	0.00%
Ascent Lifting, Inc	First lien senior secured term loan	S +	4.75%	8.52%	4/28/2023	9/9/2027	21,337	21,239	21,197	0.83%
AWI Group, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.45%	8/1/2024	8/1/2029	4,433	4,374	4,179	0.16%
AWI Group, LLC	First lien senior secured revolving loan	S +	5.75%	9.43%	8/1/2024	8/1/2029	10,420	7,363	6,899	0.27%
AWI Group, LLC	First lien senior secured term loan	S +	5.75%	9.45%	8/1/2024	8/1/2029	54,507	53,745	51,378	2.02%
Banner Buyer, LLC (8)	First lien senior secured delayed draw term loan	S +	2.75% + 3.50% PIK	10.24%	7/28/2023	5/31/2026	576	573	345	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Banner Buyer, LLC (8)	First lien senior secured revolving loan	S +	2.75% +3.50% PIK	10.24%	7/28/2023	5/31/2026	372	112	(36)	0.00%
Banner Buyer, LLC (8)	First lien senior secured term loan	S +	2.75% + 3.50% PIK	10.24%	7/28/2023	5/31/2026	1,387	1,379	832	0.03%
CAP KSI Holdings LLC (33)	First lien senior secured revolving loan	S +	5.25%	8.94%	6/28/2024	6/28/2030	7,812	5,274	5,305	0.21%
CAP KSI Holdings LLC	First lien senior secured term loan	S +	5.25%	8.94%	6/28/2024	6/28/2030	60,179	59,525	59,776	2.34%
Eastern Communications Solutions, Inc. (6)	First lien senior secured revolving loan	S +	5.00%	8.70%	12/30/2024	12/30/2030	3,240	(39)	(24)	0.00%
Eastern Communications Solutions, Inc.	First lien senior secured term loan	S +	5.00%	8.70%	11/4/2025	12/31/2030	1,697	1,682	1,684	0.07%
Eastern Communications Solutions, Inc.	First lien senior secured term loan	S +	5.00%	8.70%	12/30/2024	12/30/2030	12,454	12,298	12,362	0.48%
Empire Equipment Company, LLC	First lien senior secured revolving loan	S +	6.25%	10.31%	7/28/2023	7/16/2026	439	438	437	0.02%
Empire Equipment Company, LLC	First lien senior secured term loan	S +	6.25%	10.03%	7/28/2023	7/16/2026	1,596	1,592	1,590	0.06%
Jacent Strategic Merchandising, LLC	First lien senior secured revolving loan	S +	6.50%	10.27%	9/19/2025	1/31/2027	2,436	1,586	1,589	0.05%
Jacent Strategic Merchandising, LLC	First lien senior secured term loan	S +	5.75%	9.52%	9/19/2025	1/31/2027	13,502	13,465	13,482	0.53%
Lehman Pipe Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.70%	6/13/2025	8/30/2030	5,428	1,518	1,526	0.06%
Lehman Pipe Buyer, LLC	First lien senior secured revolving loan	S +	5.00%	8.70%	8/30/2024	8/30/2030	6,324	2,017	2,038	0.08%
Lehman Pipe Buyer, LLC	First lien senior secured term loan	S +	5.00%	8.70%	8/30/2024	8/30/2030	37,489	36,909	37,071	1.45%
Rental Equipment Investment Corp	First lien senior secured revolving loan	S +	4.50%	8.19%	10/8/2025	10/8/2030	7,917	1,257	1,290	0.05%
Rental Equipment Investment Corp	First lien senior secured term loan	S +	4.50%	8.20%	10/8/2025	10/8/2030	40,829	40,369	40,543	1.59%
Triad Technologies, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.10%	7/28/2023	6/30/2027	332	(2)	(2)	0.00%
Triad Technologies, LLC	First lien senior secured term loan	S +	5.25%	9.10%	7/28/2023	6/30/2027	1,138	1,138	1,129	0.04%
Value Added Distributors, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.41%	12/19/2024	12/19/2029	3,768	(45)	(38)	0.00%
Value Added Distributors, LLC	First lien senior secured term loan	S +	4.75%	8.41%	12/19/2024	12/19/2029	12,093	11,954	11,967	0.47%
Vintage Parts, Inc	First lien senior secured revolving loan	S +	4.75%	11.50%	3/28/2025	3/28/2029	1,564	454	457	0.02%
Vintage Parts, Inc	First lien senior secured term loan	S +	5.75%	9.45%	3/28/2025	3/28/2029	16,084	15,921	15,952	0.62%
Wolf Gordon Inc (6)	First lien senior secured revolving loan	S +	4.25%	11.00%	5/1/2024	5/1/2029	3,809	(55)	(51)	0.00%
Wolf Gordon Inc	First lien senior secured term loan	S +	5.25%	8.92%	5/1/2024	5/1/2029	25,435	25,067	25,106	0.98%
Woodson and Bozeman, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.45%	10/1/2025	10/1/2031	6,590	(45)	(32)	0.00%
Woodson and Bozeman, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.45%	10/1/2025	10/1/2031	2,436	(34)	(29)	0.00%
Woodson and Bozeman, LLC	First lien senior secured term loan	S +	4.75%	8.45%	10/1/2025	10/1/2031	5,904	5,823	5,834	0.23%
								359,457	356,117	13.95%
Water utilities
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Diamondback Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	10/15/2024	7/22/2026	$3,625	$3,618	$3,620	0.14%
Diamondback Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.69%	7/28/2023	7/22/2026	75	—	—	0.00%
Diamondback Buyer, LLC	First lien senior secured term loan	S +	5.00%	8.69%	7/28/2023	7/22/2026	1,402	1,400	1,399	0.04%
								5,018	5,019	0.18%
Total non-controlled/non-affiliated senior secured debt								$4,392,784	$4,382,355	171.89%
Non-controlled/non-affiliated sponsor subordinated notes
Personal products
Cosmetic Solutions LLC	Sponsor subordinated note	11.00%		11.00%	7/18/2025	10/17/2028	396	$396	44	0.00%
								396	44	0.00%
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK		19.50%	7/28/2023	12/17/2026	$20	$18	$14	0.00%
								18	14	0.00%
Total non-controlled/non-affiliated sponsor subordinated notes								414	58	0.00%
Total non-controlled/non-affiliated investments								$4,393,198	$4,382,413	171.89%
Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (34) (35) (36)	Equity - 16.73% membership interest							$86,482	$98,589	3.87%
Twin Brook Segregated Equity Holdings, LLC (34) (35) (36)	Equity - 2.11% membership interest							19	16	0.00%
Total non-controlled/affiliated investments								86,501	98,605	3.87%
Total investments								$4,479,699	$4,481,018	175.76%

Cash equivalents
Dreyfus Government Cash Management Money Market Fund - Institutional Shares				4.04%				$7,000	$7,000	0.27%
JPMorgan U.S. Government Money Market Fund - Share Class: Capital				4.12%				6	6	0.00%
Total cash equivalents								7,006	7,006	0.27%
Total investments and cash equivalents								$4,486,705	$4,488,024	176.03%
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
(5)Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“Term SOFR” or “S”), the Canadian Overnight Repo Rate Average (“Term CORRA” or “T”) and/or an alternate base rate (e.g. prime rate (“P”)), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the applicable margin has been provided over Term SOFR based on each respective credit agreement. As of March 31, 2026, the reference rates for the
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)
floating rate loans were the Term SOFR of 3.68%, the Prime Rate of 6.75%, and the Term CORRA of 2.27%. In some circumstances, interest may be paid-in-kind (“PIK”) rather than cash, resulting in an increased principal amount.
(6)Represents revolvers and delayed draw term loans where the entire balance is unfunded as of March 31, 2026. The negative fair value is a result of the commitment being valued below par. Refer to Note 8 for further information.
(7)Represents investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2026, non-qualifying assets represented approximately 4.41% of the total assets of the Company.
(8)Indicates Loan was on non-accrual status as of March 31, 2026.
(9)Principal balance includes reserve for letter of credit of $49,465 on which the borrower pays 5.25%.
(10)Principal balance includes reserve for letter of credit of $3,659 on which the borrower pays 5.75%.
(11)Principal balance includes reserve for letter of credit of $24,091 on which the borrower pays 5.50%.
(12)Principal balance includes reserve for letter of credit of $49,938 on which the borrower pays 5.25%.
(13)Principal balance includes reserve for letter of credit of $304,425 on which the borrower pays 5.00%.
(14)Principal balance includes reserve for letter of credit of $248,440 on which the borrower pays 5.25%.
(15)Principal balance includes reserve for letter of credit of $1,634,261 on which the borrower pays 5.75%.
(16)Principal balance includes reserve for letter of credit of $45,563 on which the borrower pays 5.50%.
(17)Principal balance includes reserve for letter of credit of $30,948 on which the borrower pays 6.00%.
(18)Principal balance includes reserve for letter of credit of $4,926 on which the borrower pays 6.50%.
(19)Principal balance includes reserve for letter of credit of $7,860 on which the borrower pays 6.00%.
(20)Principal balance includes reserve for letter of credit of $116,312 on which the borrower pays 6.00% + 2.00% PIK.
(21)Principal balance includes reserve for letter of credit of $147,760 on which the borrower pays 0.00%.
(22)Principal balance includes reserve for letter of credit of $16,960 on which the borrower pays 4.75%.
(23)Principal balance includes reserve for letter of credit of $168,934 on which the borrower pays 6.00%.
(24)Principal balance includes reserve for letter of credit of $1,409,936 on which the borrower pays 5.50%.
(25)Principal balance includes reserve for letter of credit of $400,400 on which the borrower pays 5.00%.
(26)Principal balance includes reserve for letter of credit of $10,500 on which the borrower pays 6.00% + 0.50% PIK.
(27)Principal balance includes reserve for letter of credit of $60,610 on which the borrower pays 6.25%.
(28)Principal balance includes reserve for letter of credit of $927,380 on which the borrower pays 5.00%.
(29)Principal balance includes reserve for letter of credit of $62,209 on which the borrower pays 5.50%.
(30)Principal balance includes reserve for letter of credit of $3,517 on which the borrower pays 6.75%.
(31)Principal balance includes reserve for letter of credit of $238,050 on which the borrower pays 5.25%.
(32)Principal balance includes reserve for letter of credit of $101,000 on which the borrower pays 5.00%.
(33)Principal balance includes reserve for letter of credit of $1,622,952 on which the borrower pays 5.25%.
(34)As a practical expedient, the Company uses net asset value to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.
(35)Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $98,605 or 3.87% of the Company's net assets.
(36)Non-income producing investment.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation/ (Depreciation)
Wells Fargo Bank, National Association	CAD 240	USD 329	4/28/2026	$3
Total				$3

Currency Abbreviations:
USD - U.S. Dollar
CAD - Canadian Dollar

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation/(Depreciation)
Morgan Stanley Capital Services, LLC	Series A, Tranche A Notes	7.6900%	S + 3.547%	3/19/2027	$90,000	$305	$—	$305
Morgan Stanley Capital Services, LLC	Series A, Tranche B Notes	7.7800%	S + 3.8660%	3/19/2029	150,000	1,248	—	1,248
MUFG Bank, Ltd.	Series B, Tranche A Notes	6.4200%	S + 3.1224%	10/15/2028	20,000	(209)	—	(209)
MUFG Bank, Ltd.	Series B, Tranche A Notes	6.4200%	S + 3.1158%	10/15/2028	65,000	(670)	—	(670)
Wells Fargo Bank, N.A.	Series B, Tranche C Notes	6.5200%	S + 3.1810%	10/15/2029	100,000	(1,240)	—	(1,240)
Morgan Stanley Capital Services, LLC	Series B, Tranche C Notes	6.5200%	S + 3.3840%	10/15/2029	50,000	(760)	—	(760)
MUFG Bank, Ltd.	Series B, Tranche C Notes	6.5200%	S + 3.2432%	10/15/2029	50,000	(746)	—	(746)
MUFG Bank, Ltd.	Series B, Tranche C Notes	6.5200%	S + 3.2659%	10/15/2029	90,000	(1,408)	—	(1,408)
Regions Bank	Series C, Tranche A Notes	6.0500%	S + 2.5070%	5/30/2028	25,000	(71)	—	(71)
Regions Bank	Series C, Tranche B Notes	6.4000%	S + 2.8595%	3/30/2030	75,000	(312)	—	(312)
Total						$(3,863)	$—	$(3,863)
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands)
(Unaudited)

Interest Rate Options
Counterparty	Instrument	Company Receives	Company Sold	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation/(Depreciation)
Wells Fargo Bank, N.A.	Sold SOFR Floor with Annuitized Premium	0.08% Semiannual premium	1.00% 3M SOFR Floor	4/15/2029	$100,000	120	—	120
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annuitized Premium	0.09% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	50,000	76	—	76
MUFG Bank, Ltd.	Sold SOFR Floor with Annuitized Premium	0.06% Quarterly premium	1.00% 3M SOFR Floor	7/15/2028	20,000	14	—	14
MUFG Bank, Ltd.	Sold SOFR Floor with Annuitized Premium	0.09% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	50,000	60	—	60
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annuitized Premium	0.07% Semiannual premium	1.00% 3M SOFR Floor	12/19/2026	90,000	6	—	6
MUFG Bank, Ltd.	Sold SOFR Floor with Annuitized Premium	0.06% Quarterly premium	1.00% 3M SOFR Floor	7/15/2028	65,000	47	—	47
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annuitized Premium	0.11% Semiannual premium	1.00% 3M SOFR Floor	9/19/2028	150,000	180	—	180
MUFG Bank, Ltd.	Sold SOFR Floor with Annuitized Premium	0.09% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	90,000	108	—	108
Total						$611	$—	$611
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
(Unaudited)
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of the consolidated financial statements for the interim periods presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2026.

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
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s financing facilities and unsecured notes.  Such financing costs are capitalized and amortized over the life of the facility or the notes utilizing the straight-line method.  For the three months ended March 31, 2026, the Company paid approximately $1.6 million of financing costs. For the three months ended March 31, 2026, the Company amortized approximately $1.8 million of financing costs which have been included in “Interest” expense on the consolidated statements of operations. For the three months ended March 31, 2025, the Company paid approximately $502,000 of financing costs. For the three months ended March 31, 2025, the Company amortized approximately $1.8 million of financing costs which have been included in “Interest” expense on the consolidated statements of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments. Such fees are deferred when received and recognized as earned over the applicable period.  For the three months ended March 31, 2026, the Company received approximately $1.7 million of agent fees. During the three months ended March 31, 2026, approximately $1.4 million of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the three months ended March 31, 2025, the Company received approximately $1.0 million of agent fees. During the three months ended March 31, 2025, approximately $1.1 million of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations.
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
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax. For the three months ended March 31, 2026 the Company did not accrue U.S. federal excise tax.
The Company conducts certain of its activities through its wholly-owned subsidiary, Twin Brook Equity XXXIII Corp., a Delaware corporation. It is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the three months ended March 31, 2026, the Company accrued $1,023,000 of current federal tax. For the three months ended March 31, 2026, the Company accrued approximately $(924,000) of deferred federal tax related to the corporations, which is included in “deferred federal tax provision” on the consolidated statements of operations. For the three months ended March 31, 2025, the Company accrued $87,000 of current federal tax. For the three months ended March 31, 2025, the Company accrued approximately $280,000 of deferred federal tax related to Twin

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Brook Equity XXXIII Corp., which is included in “deferred federal tax provision” on the consolidated statements of operations.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no tax penalties, and no interest associated with income taxes incurred through March 31, 2026.
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the three months ended March 31, 2026, the Company earned approximately $288,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations. For the three months ended March 31, 2025, the Company earned approximately $206,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations.
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
Investments at fair value and amortized cost consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$4,392,784	$4,382,355	$4,189,885	$4,173,995
Sponsor subordinated note	414	58	413	59
Investment in affiliated funds	86,501	98,605	87,345	103,670
Total investments	$4,479,699	$4,481,018	$4,277,643	$4,277,724
The industry composition of investments based on fair value as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026(1)	December 31, 2025(1)
Aerospace and defense	1.9%	2.0%
Air freight and logistics	0.5%	0.5%
Auto components	2.6%	2.7%
Building products	0.5%	0.5%
Chemicals	2.3%	2.3%
Commercial services and supplies	3.1%	3.3%
Construction and engineering	4.2%	4.3%
Containers and packaging	2.6%	2.5%
Distributors	—%	—%
Diversified consumer services	6.6%	6.8%
Diversified financial services	0.3%	—%
Electrical equipment	2.0%	1.6%
Electronic equipment, instruments and components	1.0%	1.0%
Food and staples retailing	2.0%	2.1%
Food products	2.3%	2.3%
Gas utilities	0.1%	—%
Health care equipment and supplies	2.8%	2.7%
Health care providers and services	25.7%	25.2%
Health care technology	1.3%	1.1%
Household durables	3.3%	3.5%
Industrial Conglomerates	0.4%	0.4%
Insurance	0.6%	0.5%
Interactive Media & Services	0.5%	0.5%
Internet and direct marketing retail	0.5%	0.5%
IT services	3.2%	2.9%
Leisure equipment and products	0.1%	0.2%
Leisure products	—%	—%
Life sciences tools and services	1.7%	1.5%
Machinery	3.5%	3.3%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	March 31, 2026(1)	December 31, 2025(1)
Media	8.1%	7.8%
Multiline Retail	1.2%	1.3%
Multisector holdings	2.2%	2.4%
Pharmaceuticals	—%	—%
Personal products	—%	—%
Professional services	0.6%	0.9%
Real estate management and development	0.1%	0.1%
Semiconductors and semiconductor equipment	—%	—%
Software	2.3%	2.3%
Specialty retail	1.1%	0.6%
Textiles, apparel and luxury goods	0.8%	0.8%
Trading companies and distributors	7.9%	9.5%
Water utilities	0.1%	0.1%
Total	100.0%	100.0%
(1)Certain industries round to less than 0.1% as of March 31, 2026 and December 31, 2025.
As of March 31, 2026, approximately 100.0% of investments held were based in the United States and approximately 0.0% were based in Canada. As of December 31, 2025, approximately 100.0% of investments held were based in the United States and approximately 0.0% were based in Canada.
Note 4.  Fair Value of Investments
Fair Value Disclosures
The following table presents the fair value hierarchy of financial instruments as of March 31, 2026 and December 31, 2025:

	Assets at Fair Value as of March 31, 2026
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$4,382,355	$4,382,355
Sponsor subordinated note	—	—	58	58
Interest rate swaps/options	—	2,164	—	2,164
Foreign currency forward contracts	—	3	—	3
Total	$—	$2,167	$4,382,413	$4,384,580
Investments measured at net asset value(1)				$98,605
Total financial instruments, at fair value				$4,483,185
(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	Liabilities at Fair Value as of March 31, 2026
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest rate swaps/options	$—	$(5,416)	$—	$(5,416)
Total	$—	$(5,416)	$—	$(5,416)

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Assets at Fair Value as of December 31, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$4,173,995	$4,173,995
Sponsor subordinated note	—	—	59	59
Interest rate swaps/options	—	3,552	—	3,552
Total	$—	$3,552	$4,174,054	$4,177,606
Investments measured at net asset value(1)				$103,670
Total financial instruments, at fair value				$4,281,276
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

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2026 and 2025:

	Level 3 Assets at Fair Value for the Three Months Ended March 31, 2026*
(Amounts in thousands)	Balance 1/1/2026	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 3/31/2026	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 3/31/2026
First lien senior secured debt	$4,173,995	$414,649	$(218,893)	$8,448	$(1,305)	$5,460	$4,382,354	$5,582
Sponsor subordinated note	59	1	—	—	—	(1)	59	(1)
Total	$4,174,054	$414,650	$(218,893)	$8,448	$(1,305)	$5,459	$4,382,413	$5,581

	Level 3 Assets at Fair Value for the Three Months Ended March 31, 2025*
(Amounts in thousands)	Balance 1/1/2025	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 3/31/2025	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 3/31/2025
First lien senior secured debt	$3,080,554	$315,233	$(101,538)	$6,062	$48	$(1,414)	$3,298,945	$(1,414)
Sponsor subordinated note	15	—	—	—	—	1	16	1
Total	$3,080,569	$315,233	$(101,538)	$6,062	$48	$(1,413)	$3,298,961	$(1,413)
*Gains and losses are included in their respective captions in the consolidated statements of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2026 and December 31, 2025. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Asset Class	Fair Value as of 3/31/26	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
(Amounts in thousands)
First lien senior secured debt	$4,103,324	Discounted cash flow	Yield	8.3% - 56.4%	10.0%	Decrease
	6,105	Discounted cash flow	Yield	24.3% - 24.4%	24.3%	Decrease
		Market comparable	LTM Revenue multiple	0.2x	0.2x	Increase
	1,253	Discounted cash flow	Yield	20.5% - 20.7%	20.6%	Decrease
		Market comparable	Forward EBITDA multiple	6.0x	6.0x	Increase
	565	Discounted cash flow	Yield	12.7%	12.7%	Decrease
		Market comparable	Forward Revenue multiple	0.9x	0.9x	Increase
	3,440	Market comparable	LTM EBITDA multiple	9.5x - 12.0x	11.1x	Increase
	5,351	Market comparable	Forward EBITDA multiple	10.0x	10.0x	Increase
	2,024	Market comparable	Forward Revenue multiple	0.4x - 2.8x	0.6x	Increase
	4,933	Market comparable	LTM Revenue multiple	0.4x - 2.3x	1.3x	Increase
	2,955	Market comparable	Forward Revenue multiple	5.5x - 9.0x	6.9x	Increase
			Forward EBITDA multiple	0.4x - 0.5x	0.5x	Increase
	1,844	Market comparable	LTM Revenue multiple	0.6x - 0.9x	0.7x	Increase
			Forward Revenue multiple	0.6x - 0.8x	0.7x	Increase
Sponsor subordinated note	14	Market comparable	LTM EBITDA multiple	7.6x	7.6x	Increase
$4,131,808

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Asset Class	Fair Value as of 12/31/25	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
(Amounts in thousands)
First lien senior secured debt	$3,798,639	Discounted cash flow	Yield	8.5% - 37.2%	9.7%	Decrease
	586	Discounted cash flow	Yield	11.2%	11.2%	Decrease
		Market comparable	Forward Revenue multiple	1.3x	1.3x	Increase
	35,225	Market comparable	Forward EBITDA multiple	7.5x - 9.5x	9.5x	Increase
	1,871	Market comparable	Forward EBITDA multiple	5.5x	5.5x	Increase
			Forward Revenue multiple	0.5x	0.5x	Increase
	5,446	Market comparable	Forward EBITDA multiple	10.0x	10.0x	Increase
			LTM EBITDA multiple	11.0x	11.0x	Increase
	7,663	Market comparable	Forward Revenue multiple	0.3x - 3.3x	0.4x	Increase
	1,924	Market comparable	Forward Revenue multiple	0.6x - 0.9x	0.7x	Increase
			LTM Revenue multiple	0.6x - 0.9x	0.7x	Increase
	2,283	Market comparable	LTM EBITDA multiple	9.0x - 12.0x	11.8x	Increase
	3,748	Market comparable	LTM Revenue multiple	0.3x - 2.3x	1.4x	Increase
	749	Market comparable	LTM Revenue multiple	1.0x	1.0x	Increase
		Discounted cash flow	Yield	16.0%	16.0%	Decrease
Sponsor subordinated note	16	Market comparable	LTM EBITDA multiple	7.6x	7.6x	Increase
$3,858,150
(1)Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
The Company’s other Level 3 investments, which represented $250.605 million as of March 31, 2026 and $315.904 million as of December 31, 2025, have been valued primarily using recent transactions. The significant unobservable input used in the discounted cash flow is the yield. The yield is used to discount the estimated future cash flows expected to be received from the underlying investment. The Company considers the portfolio company performance since close, the leverage used by the portfolio company relative to its total enterprise value and other risks associated with an investment in determining the yield. The significant unobservable inputs used in the market comparable valuation techniques include the next twelve months forward and latest twelve month (“LTM”) EBITDA (net income before net interest expense, income tax expense, depreciation and amortization) multiple. Forward or LTM EBITDA for comparable portfolio companies are

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
multiplied by the portfolio companies most recent available EBITDA to derive the portfolio company fair value. Pricing models take into account the contractual terms of the financial instrument, as well as relevant inputs, including where applicable, equity prices, interest rate yield curves, credit curves, correlation, and the creditworthiness of the counterparty.

Other Assets and Liabilities
As of March 31, 2026 and December 31, 2025, the carrying amounts of the Company’s other assets and liabilities, other than investments at fair value and debt obligations listed in Note 5, approximate fair value due to their short maturities. These financial instruments, would be categorized as Level 3, with the exception of cash equivalents which would be categorized as Level 1.
Note 5.  Debt
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations.
The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of March 31, 2026 and December 31, 2025, the asset coverage ratio was 227.1% and 217.8%, respectively.
For the three months ended March 31, 2026 and 2025 the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Interest expense	$31,310	$30,170
Amortization of deferred financing costs	1,799	1,783
(Gain) loss from interest rate swaps accounted for as hedges and related hedged items
Interest rate swaps	4,387	—
Hedged items	(5,005)	—
Total interest expense	$32,491	$31,953
Average interest rate	6.22%	6.85%
Average daily borrowings	$1,949,412	$1,709,148
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

	As of March 31, 2026
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
(1) Equity Interests were retained by the Company as of March 31, 2026.

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

As of March 31, 2026 and December 31, 2025, the Company did not have borrowings under Short-Term Financing Transactions.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Total debt consisted of the following as of March 31, 2026:

	As of March 31, 2026
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value(2)	Assets Pledged as Collateral(3)	Fair Value	Fair Value Hierarchy
ASPV Credit Facility	$500,000	$254,000	$60,372	$254,000	$482,334	$254,000	Level 3
MSPV Credit Facility	500,000	410,500	7,672	410,500	679,425	410,500	Level 3
SMBC Truist Credit Facility	975,000	232,500	313,695	232,500	2,772,162	232,500	Level 3
Series A Tranche A Notes	90,000	90,000	—	90,121	—	90,548	Level 3
Series A Tranche B Notes	150,000	150,000	—	150,741	—	151,641	Level 3
Series B Tranche A Notes	85,000	85,000	—	85,386	—	84,434	Level 3
Series B Tranche B Notes	25,000	25,000	—	25,000	—	25,000	Level 3
Series B Tranche C Notes	290,000	290,000	—	291,624	—	286,999	Level 3
Series C Tranche A Notes	25,000	25,000	—	24,683	—	24,981	Level 3
Series C Tranche B Notes	75,000	75,000	—	74,928	—	74,870	Level 3
CLO Transaction	369,000	369,000	—	369,000	448,492	369,000	Level 3
Total	$3,084,000	$2,006,000	$381,739	$2,008,483	$4,382,413	$2,004,472
(1)The amount available reflects any limitations related to the facilities borrowing bases.
(2)Carrying value is inclusive of adjustments for the change in fair value of the effective hedge relationship, if applicable.
(3)Fair market value of the assets held as collateral in the respective credit facility.

Total debt consisted of the following as of December 31, 2025:

	As of December 31, 2025
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value	Assets Pledged as Collateral(2)	Fair Value	Fair Value Hierarchy
ASPV Credit Facility	$500,000	$272,600	$59,321	$272,600	$494,373	$272,600	Level 3
MSPV Credit Facility	500,000	386,400	57,296	386,400	684,938	386,400	Level 3
Truist Credit Facility	975,000	256,500	661,179	256,500	2,550,658	256,500	Level 3
Series A Tranche A Notes	90,000	90,000	—	90,406	—	90,965	Level 3
Series A Tranche B Notes	150,000	150,000	—	151,856	—	153,212	Level 3
Series B Tranche A Notes	85,000	85,000	—	86,045	—	84,981	Level 3
Series B Tranche B Notes	25,000	25,000	—	25,000	—	24,999	Level 3
Series B Tranche C Notes	290,000	290,000	—	293,911	—	289,100	Level 3
Series C Tranche A Notes	25,000	25,000	—	25,178	—	25,190	Level 3
Series C Tranche B Notes	75,000	75,000	—	75,092	—	75,786	Level 3
CLO Transaction	369,000	369,000	—	369,000	444,085	369,000	Level 3
Total	$3,084,000	$2,024,500	$777,796	$2,031,988	$4,174,054	$2,028,733
(1)The amount available reflects any limitations related to the facilities borrowing bases.
(2)Fair market value of the assets held as collateral in the respective credit facility.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Average debt outstanding and weighted average interest rates of outstanding debt for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)
ASPV Credit Facility	5.56%	$262,887	6.75%	$298,290
MSPV Credit Facility	5.87%	$398,798	6.78%	$310,391
Truist Credit Facility	5.61%	$178,728	6.61%	$91,467
Series A Tranche A Notes	7.69%	$90,000	7.69%	$90,000
Series A Tranche B Notes	7.78%	$150,000	7.78%	$150,000
Series B Tranche A Notes	6.42%	$85,000	6.42%	$85,000
Series B Tranche B Notes	6.94%	$25,000	7.58%	$25,000
Series B Tranche C Notes	6.52%	$290,000	6.52%	$290,000
Series C Tranche A Notes	6.05%	$25,000
Series C Tranche B Notes	6.40%	$75,000
CLO Transaction	5.99%	$369,000	6.79%	$369,000
Total Weighted Average	6.22%	$1,949,413	6.85%	$1,709,148
Note 6.  Agreements and Related Party Transactions
Administration Agreement
Under the terms of the administration agreement (as may be amended from time to time, the “Administration Agreement”) between the Company and AGTB Fund Manager, LLC (the “Administrator”), the Administrator performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others.
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
For the three months ended March 31, 2026, the Administrator charged approximately $508,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the three months ended March 31, 2025, the Administrator charged approximately $376,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Investment Management Agreement
Under the terms of the investment management agreement (as may be amended and restated from time to time, the "Investment Management Agreement") between the Company and the Adviser, the Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring the Company’s investments and portfolio companies on an ongoing basis.
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
As of March 31, 2026 and December 31, 2025, the Company has approximately $3.6 million and $4.0 million, respectively, payable to the Adviser for offering and operating costs, which is included in “accrued expenses and other liabilities payable to affiliate” and “due to affiliate” on the statements of assets and liabilities.
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
For the three months ended March 31, 2026, the Company accrued approximately $7.5 million of base management fees payable to the Adviser. For the three months ended March 31, 2025, the Company accrued approximately $4.9 million of base management fees payable to the Adviser. As of March 31, 2026 and December 31, 2025, base management fees payable by the Company to the Adviser were approximately $7.5 million and $6.9 million, respectively.
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
For the three months ended March 31, 2026, the Company accrued approximately $8.2 million of income incentive fees. For the three months ended March 31, 2025, the Company accrued approximately $6.1 million of income incentive fees. As of March 31, 2026 and December 31, 2025, the Company had approximately $8.2 million and $7.8 million, respectively, of income incentive fees payable.
As of March 31, 2026, the Company had approximately $0.3 million of accrued capital gains incentive fees, of which none were paid or payable to the Adviser. As of December 31, 2025, the Company had no accrued capital gains incentive fees, of which none were paid or payable to the Adviser, representing no change in accrued capital gains incentive fees.

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

For the three months ended March 31, 2026, the Company accrued approximately $610,000 of Class S shareholder servicing and distribution fees. For the three months ended March 31, 2026, the Company accrued approximately $2,000 of Class D shareholder servicing and distribution fees. For the three months ended March 31, 2025, the Company accrued approximately $257,000 and $1,000 of Class S and Class D shareholder servicing and distribution fees, respectively, of which $74,000 and $1,000, respectively, were waived as they were borne by the Adviser.

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

For the three months ended March 31, 2026 and 2025, no such Expense Payments were made by the Adviser.
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
Fair value for the three months ended March 31, 2026 and 2025, and transactions of the Company’s investments in affiliates were as follows:

	Investment in Affiliated Funds at Fair Value for the Three Months Ended March 31, 2026
(Amounts in thousands)	Fair Value as of January 1, 2026	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2026	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$103,655	$2,820	$(8,461)	$4,797	$(4,222)	$98,589	$—
Twin Brook Segregated Equity Holdings, LLC	15	—	—	—	1	16	—
Total non-controlled/affiliated investments	$103,670	$2,820	$(8,461)	$4,797	$(4,221)	$98,605	$—

	Investment in Affiliated Funds at Fair Value for the Three Months Ended March 31, 2025
(Amounts in thousands)	Fair Value as of January 1, 2025	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2025	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$80,638	$3,504	$(544)	$345	$1,596	$85,539	$—
Twin Brook Segregated Equity Holdings, LLC	16	—	—	—	3	19	—
Total non-controlled/affiliated investments	$80,654	$3,504	$(544)	$345	$1,599	$85,558	$—

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
For the three months ended March 31, 2026, the Company’s monthly average USD notional exposure to derivatives was approximately $715,240,000. For the three months ended March 31, 2025, the Company’s monthly average USD notional exposure to derivatives was approximately $615,424,385.
The tables below present derivatives contracts as of March 31, 2026 and their respective classification on the consolidated statement of assets and liabilities:

Derivative Contracts/Hedged Items	Fair Value (Amounts in Thousands)	Statement of Assets and Liabilities Classification
Foreign currency forward contracts	$3	Unrealized gain on derivative contracts
Interest rate swaps(1)	1,553	Unrealized gain on derivative contracts
Interest rate swaps(1)	(5,416)	Unrealized loss on derivative contracts
Interest rate options	611	Unrealized gain on derivative contracts
Hedged items(2)	2,483	Debt
(1) The interest rate swaps above are designated in a qualifying hedging relationship with unsecured borrowings.
(2) The hedged items above represent the carrying value adjustment to unsecured borrowings in a designated hedging relationship as further described in the hedging note below.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the impact to the consolidated statements of operations from derivative contracts that were not designated in a qualifying hedging relationship during the three months ended March 31, 2026 and 2025:

(Amounts in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net change in unrealized gain (loss) on foreign currency forward contracts	$9	$(45)
Net change in unrealized gain (loss) on interest rate swaps and options	262	436
Realized (loss) on foreign currency forward contracts	(6)	47
The Company has not applied counterparty netting or collateral netting; as such, the amounts of cash collateral received and posted are not offset against the derivative assets and derivative liabilities in the consolidated statements of assets and liabilities.
The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2026:

(Amounts in thousands)	As of March 31, 2026
Assets	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-Cash Collateral Received	Cash Collateral Received	Net Amount of Derivative Assets(1)
Morgan Stanley Capital Services, LLC	$1,815	$(760)	$—	$—	$1,055
MUFG Bank, Ltd.	229	(229)	—	—	—
Wells Fargo Bank, N.A.	123	(123)	—	—	—
Regions Bank	—	—	—	—	—
Total	$2,167	$(1,112)	$—	$—	$1,055

(Amounts in thousands)	As of March 31, 2026
Liabilities	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-Cash Collateral Received	Cash Collateral Pledged(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley Capital Services, LLC	$(760)	$760	$—	$—	$—
MUFG Bank, Ltd.	(3,033)	229	—	2,804	—
Wells Fargo Bank, N.A.	(1,240)	123	—	1,117	—
Regions Bank	(383)	—	—	383	—
Total	$(5,416)	$1,112	$—	$4,304	$—
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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the impact to the consolidated statements of operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three months ended March 31, 2026 and 2025:

(Amounts in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Financial Statement Location
Interest rate swaps	$4,387	$(8,611)	Interest expense
Hedged items	$(5,005)	$8,155	Interest expense

The table below presents the carrying value of unsecured borrowings as of March 31, 2026 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

Description	Principal Amount (Amounts in thousands)	Carrying Value (Amounts in thousands)	Cumulative Hedging Adjustments (Amounts in thousands)
Series A Tranche A Notes	$90,000	$90,121	$121
Series A Tranche B Notes	150,000	150,741	741
Series B, Tranche A Notes	85,000	85,386	386
Series B, Tranche C Notes	290,000	291,624	1,624
Series C, Tranche A Notes	25,000	24,683	(317)
Series C, Tranche B Notes	75,000	74,928	(72)
Total	$715,000	$717,483	$2,483

The table below presents the carrying value of unsecured borrowings as of December 31, 2025 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

Description	Principal Amount (Amounts in thousands)	Carrying Value (Amounts in thousands)	Cumulative Hedging Adjustments (Amounts in thousands)
Series A, Tranche A Notes	$90,000	$90,406	$406
Series A, Tranche B Notes	150,000	151,856	1,856
Series B, Tranche A Notes	85,000	86,045	1,045
Series B, Tranche C Notes	290,000	293,911	3,911
Series C, Tranche A Notes	25,000	25,178	178
Series C, Tranche B Notes	75,000	75,092	92
Total	$715,000	$722,488	$7,488
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
As of March 31, 2026 and December 31, 2025, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	March 31, 2026	December 31, 2025
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
3BC Matrix Acquisition, LLC	$1,564	$1,564
50Floor, LLC	106	106
A. P. Nonweiler Co. Inc.	1,523	1,523
A.P.A Industries, LLC	1,682	1,979
Abrasive Technology Intermediate, LLC	100	138
ACES Intermediate, LLC	7,114	7,114
ADC Purchaser Inc	5,262	6,013
Advanced Lighting Acquisition, LLC	1,215	1,215
ADVI Health, LLC	1,062	1,062
Advocate RCM Acquisition Corp	2,902	2,902
AEP Passion Intermediate Holdings, Inc.	32	32
AFC Industries, Inc.	13,852	14,262
Affinitiv, Inc.	186	186
Agility Intermediate, Inc.	27	27
AHR Intermediate, Inc	14,503	16,679
AirPro Diagnostics, LLC	3,846	4,332
AKS Engineering and Forestry, LLC	2,890	2,890
Alcresta Buyer, Inc	38,698	39,224
Aligned Dental Management Services, LLC	1,481	3,997
Alliance Environmental Group, LLC	13	19
Allied Credit Acquisition Corp	9,244	—
AlphaCoin LLC	7,119	7,119
Altamira Material Solutions, LP	26	—
AM Buyer, LLC	851	851
AMCP SAMGI Intermediate, Inc	16,368	16,368
AMCP Treatment Intermediate, LLC	9,653	9,653
American Family Care, LLC	12,237	17,337
Ansira Partners II, LLC	4,299	6,142
Answer Acquisition, LLC	455	531
Aptitude Health Holdings, LLC	267	223
Aquatic Sales Solutions, LLC	58	58
ARC Health OPCO, LLC	13,138	13,138
ASC Ortho Management, LLC	—	7
Ascend Plastic Surgery Partners MSO LLC	19,880	19,880
Ascent Lifting, Inc.	2,500	2,500
ASP Global Acquisition, LLC	5,502	6,595
Assembly Holdco, LLC	7,223	—
AWI Group, LLC	2,918	2,918

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	March 31, 2026	December 31, 2025
Baker Manufacturing Company, LLC	1,681	2,898
Banner Buyer, LLC	259	259
Barkley, LLC	2,300	2,300
BBG Intermediate Holdings, Inc.	4	4
BCI Burke Holding Corp.	8,766	9,036
Beacon Oral Specialists Management LLC	11,020	14,407
Beghou Consulting, LLC	2,714	2,290
Best Version Media Acquisition, LLC	2,897	2,897
Bestop, Inc	7,081	12,499
BPCP EE Intermedco LLC	2,244	2,244
BPCP NSA Intermedco, Inc	10,884	14,883
BPCP WLF Intermedco LLC	7,343	9,170
Brightview, LLC	22,799	10
Brite Acquisition, LLC	7,593	—
BSC ASI BUYER, LLC	3,661	3,661
BSC Top Shelf Blocker LLC	2,256	2,256
Bulk Lift International, LLC	11,554	1,543
Canadian Orthodontic Partners Corp	29	29
CAP KSI Holdings LLC	2,455	4,287
Capital Construction, LLC	—	9,173
Capstone Mechanical LLC	7,653	7,563
Change Academy at Lake of the Ozarks, LLC	3,657	2,870
CHS Holdco, LLC	10,542	12,775
CL Services Acquisition, LLC	19,071	27,625
CNS Purchaser, LLC	21,622	15,271
Compass Restoration Intermediary Holdings, LLC	2,429	2,961
CPS Power Buyer, LLC	5,893	7,303
CR Services Intermediate, LLC	30	11
Creative Outdoor Holding Inc	12,909	12,909
CSL Intermediate Acquisition LLC	5,028	4,819
Custom Agronomics Holdings, LLC	1,488	2,232
DASCO HME, LLC	7,214	7,891
Datum Acquisition, LLC	2,146	2,146
DealerOn Inc.	314	314
DemandTec, LLC	5,360	4,984
Dermatology Medical Partners OpCo, LLC	9	9
Diamondback Buyer, LLC	75	75
DNS IMI Acquisition Corp	40	56
Double E Company, LLC	1,152	1,382
Duggal Acquisition, LLC	9,931	12,543
Dykstra's Auto, LLC	21,611	23,732
Dynamic Campus Acquisition, Inc.	12,742	13,264
Eastern Communications Solutions, Inc.	3,240	3,240
EH Management Company, LLC	2,505	2,505
ELMC RX Solutions, LLC	5,112	5,112

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	March 31, 2026	December 31, 2025
EMSAR Acquisition LLC	80	—
Endodontic Practice Partners, LLC	12,123	12,123
E-Phoenix Acquisition Co. Inc.	1,940	2,984
Esquire Deposition Solutions, LLC	7,666	7,666
Ever Fresh Fruit Company, LLC	1,380	1,380
Exclusive Concepts, LLC	11	3,343
Fastlap, LLC	23	338
First Steps Recovery Acquisition, LLC	22,409	22,409
Formulated Buyer, LLC	54	76
Foundation Repair Purchaser, INC.	17,029	—
Franchise Fastlane, LLC	15	15
FreshAddress, LLC	—	30
FYZICAL Buyer, LLC	1,107	1,107
Genius Bidco LLC	2,619	7,755
Geriatric Medical and Surgical Supply, LLC	300	300
Gifthealth, Inc.	10,835	10,835
GM Services Buyer, LLC	9,997	9,997
Gold Medal Holdings, Inc.	2,812	2,668
Golden Bear PT Partners, LLC	28	17
Good Feet Worldwide, LLC	2,972	—
GPSTrackit Holdings, LLC	2,067	2,067
Green Monster Acquisition, LLC	17	23
GS XX Corporation	2,381	2,381
Guardian Dentistry Practice Management, LLC	14,459	3,351
H2 Holdco, Inc.	9,931	13,098
Harley Exteriors Acquisition, LLC	1,982	2,423
Health and Wellness Partners LLC	3,642	8,288
HEC Purchaser Corp.	8,250	8,250
Helpware, Inc.	2,598	1,754
Highland Acquisition, Inc.	1,217	1,771
HLSG Intermediate, LLC	—	2,496
Home Brands Group Holdings, Inc.	48	48
HTI Intermediate, LLC	2,070	2,070
Hultec Buyer, LLC	705	705
Hydromax USA, LLC	429	1,435
Icelandirect, LLC	1,413	3,189
Icreon Holdings, LLC	1,071	1,071
IMA Group Management Company, LLC	4,091	4,105
Infolinks Media Buyco, LLC	11	11
Innovate 32 Services, LLC	22,209	22,209
Innovative Discovery Acquisition, LLC	9,291	10,677
Innovative FlexPak, LLC	161	230
Inreach Intermediate Holdings II, LLC	6,512	6,733
IPC Pain Acquisition, LLC	1,140	1,140
Ironhorse Purchaser, LLC	5,813	5,813

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	March 31, 2026	December 31, 2025
ISSA, LLC	66	92
Jacent Strategic Merchandising, LLC	843	1,330
Johns Byrne LLC	1,460	1,460
Juniper Landscaping Holdings LLC	7,709	8,360
K-1 Packaging Group, LLC.	5,820	5,483
Kaizen Auto Care, LLC	—	6
Keystone Partners, LLC	—	2,753
Kittyhawk, Inc	3,571	3,571
Kravet Design LLC	4,349	4,349
Kwalu, LLC	5,061	3,374
L&J Holding Company LLC	8,490	8,490
Lakeshirts LLC	15,270	16,435
Lawn Care Holdings Purchaser, Inc	6,402	6,696
Lehman Pipe Buyer, LLC	8,057	8,057
Livefront, LLC	6,730	6,730
Load One Purchaser Corporation	3,148	3,344
MacKenzie Childs Acquisition, Inc.	2,812	3,374
MacNeill Pride Group Corp.	287	287
Mad Rose Company, LLC	266	253
Mattco Forge, Inc.	1,230	1,230
MediaMint Inc	2,128	2,128
Medical Technology Associates, LLC	1,550	1,550
Merge USA, Inc	1,509	2,515
MetaSource, LLC	38	38
Milestone Technologies, Inc	5,513	5,513
Millennia Patient Services, LLC	80	80
MRC Keeler Acquisition, LLC	150	150
MS Pain, LLC	2,594	6,899
MWEC Management, LLC	3,725	4,168
My Buyer, LLC	944	2,360
Nasco Healthcare Inc.	1,175	2,203
NEFCO Holding Company, LLC	—	4,753
Nelson Name Plate Company	56	56
Network Partners Acquisition, LLC	38	38
Nimlok Company, LLC	1,498	1,498
North & Warren, LLC	954	954
NutriScience Innovations, LLC	131	131
NWI Merger Sub, Inc	8,933	8,933
OneCare LTC, LLC	2,121	2,121
Optimized Marketing Acquisition, LLC	1,974	1,066
Outerbox, LLC	2,280	2,830
P and R Dental Strategies, LLC	14	14
P1 DENTAL MSO, LLC	2,725	3,468
Palmetto Technology Group, LLC	4,889	7,281
Peak Dental Services, LLC	40	66

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	March 31, 2026	December 31, 2025
Peak Investment Holdings, LLC	65	65
Peninsula MMGY Corporation	2,657	3,395
PharmaForceIQ INC.	2,093	2,093
PHGP MB Purchaser, Inc.	51	63
Pink Lily Holdings, LLC	—	15
Polaris Labs Acquisition, LLC	2,123	2,123
Polycorp Ltd	3,723	10,261
PPW Acquisition, LLC	9	26
PRA Acquisition, LLC	56	56
Precision Point Metrics, Inc	4,687	5,093
Premier Early Childhood Education Partners LLC	1,644	2,813
Premier Produce One, LLC	14,432	14,432
PRM Management Company, LLC	789	1,969
Purpose Home Health Acquisition, LLC	9,217	9,999
Qin's Buffalo, LLC	2,393	2,393
Quality Liaison Services of North America, Inc	912	912
Raffel Systems, LLC	11,792	—
Raneys, LLC	1,964	1,964
Rapid Fire Safety and Security, LLC	12,109	1,080
Redwood Buyer, LLC	9,499	9,499
Renovation Systems, LLC	1,331	1,331
Rental Equipment Investment Corp	6,571	5,225
Rose Paving, LLC	6,336	3,431
Sage Dental Management, LLC	16,540	17,773
SCP Cold Chain Packaging Buyer Corp	10,495	10,495
SCP ENT and Allergy Services, LLC	64	64
SCP OMS Services, LLC	8,754	8,754
SENS Intermediate Holdings LLC	6,132	6,132
Shasta Buyer, LLC	4,307	4,307
ShiftKey, LLC	110	110
Signature Dental Partners LLC	10,095	2,974
Signature MD, Inc	—	5,292
Silver Falls MSO, LLC	4,990	5,371
SimiTree Acquisition LLC	128	128
SIMKO Merger Sub, LLC	24	27
Sixarp, LLC	4,432	4,432
Solace Healthcare Holdco, Inc	2,412	—
Southeast Primary Care Partners, LLC	679	733
Southern Orthodontic Partners Management, LLC	5,908	4,843
Southern Sports Medicine Partners, LLC	27	27
Spa Medicca, LLC	7,199	7,199
Spartaco Buyer, Inc	501	—
Spear Education Holdings, LLC	3,791	3,791
Spectrum Solutions, LLC	48	95
SPG Holdco, LLC	1,234	1,234

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	March 31, 2026	December 31, 2025
Star Dental Partners LLC	3,735	6,513
Starwest Botanicals Acquisition, LLC	—	4
Storm Smart Buyer LLC	26	66
Sun Orchard, LLC	6,851	6,851
Superior Insurance Partners LLC	29,969	5,414
Superscapes Holdco, LLC	2,166	1,888
Surplus Solutions, LLC	3,626	3,626
TCG Services, LLC	9,280	9,280
Teel Plastics, LLC	3,127	3,909
The Channel Company, LLC	6	27
The Chempetitive Group, LLC	13,578	13,578
Therapy Spot Acquisition, LLC	8,333	—
Therapy2000 Acquisition, LLC	6,888	6,888
Third Holdco, LLC	9,713	9,713
Trademark Global, LLC	18	18
Transitions Intermediate Holdings, LLC	2,784	2,784
Treat Planet Acquisition, LLC	2,422	2,422
Triad Technologies, LLC	332	332
TruBlue LLC	1,430	3,761
TruSource Foods LLC	3,522	3,425
TSR Concrete Coatings, LLC	15,916	19,088
U.S. BioTek Laboratories, LLC	1,093	—
United Land Services Opco Parent, LLC	3,779	3,779
Universal Pure, LLC	179	179
Upswell Group, Inc	1,814	—
US Anchors Group Inc	3,037	6,043
US Foot and Ankle Specialists, LLC	2,699	2,699
USSC Holding Corp	3,409	3,409
Value Added Distributors, LLC	3,768	3,768
Vanguard Packaging, LLC	808	2,939
Varsity DuvaSawko Operating Corp.	3,045	3,045
Varsity Rejuvenate Partners, LLC	1,245	1,245
VersiCare Management LLC	4,775	4,775
VetEvolve Holdings, LLC	12,096	15,217
Vintage Parts, Inc	1,095	1,564
VIT Nyckel Acquisition AB	2,719	2,719
Vital Geriatrics Group Buyer, Inc	1,656	2,408
Walker Sands, LLC	1,553	1,553
WCI Volt Purchaser, LLC	2,249	2,249
Western Veterinary Partners, LLC	2,199	4,599
Westminster Cracker Company, Inc.	1,303	1,303
Wolf Gordon Inc	3,809	3,809
Woodson and Bozeman, LLC	9,026	9,026
WTWH Buyer, LLC	1,638	1,638
Yard-Nique, Inc	—	973

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	March 31, 2026	December 31, 2025
Zipline Logistics, LLC	405	405
Total unfunded portfolio company commitments	$1,176,091	$1,151,840
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of business. As of March 31, 2026, management was not aware of any material pending or threatened litigation.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 9.  Net Assets
Equity Issuances

As of March 31, 2026 and December 31, 2025, the Company had 101,100,349 and 94,659,223, respectively, shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	6,265,487	$157,878
Share transfers between classes	20,374	513
Distributions reinvested	575,668	14,502
Repurchased shares, net of early repurchase reduction	(1,172,045)	(29,556)
Net increase (decrease)	5,689,484	$143,337

	Three Months Ended March 31, 2026
	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	699,103	$17,614
Share transfers between classes	(20,374)	(513)
Distributions reinvested	115,404	2,908
Repurchased shares, net of early repurchase reduction	(51,859)	(1,308)
Net increase (decrease)	742,274	$18,701

	Three Months Ended March 31, 2026
	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	8,575	$216
Share transfers between classes	—	—
Distributions reinvested	793	20
Repurchased shares, net of early repurchase reduction	—	—
Net increase (decrease)	9,368	$236

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended March 31, 2025
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	5,435,339	$137,433
Share transfers between classes	2,989	76
Distributions reinvested	366,673	9,272
Repurchased shares, net of early repurchase reduction	(255,521)	(6,464)
Net increase (decrease)	5,549,480	$140,317

	Three Months Ended March 31, 2025
	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	1,800,742	$45,531
Share transfers between classes	—	—
Distributions reinvested	65,102	1,646
Repurchased shares, net of early repurchase reduction	(2,189)	(55)
Net increase (decrease)	1,863,655	$47,122

	Three Months Ended March 31, 2025
	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	11,540	$292
Share transfers between classes	(2,989)	(76)
Distributions reinvested	606	15
Repurchased shares, net of early repurchase reduction	(1,971)	(50)
Net increase (decrease)	7,186	$181
Dividends
The following table reflects dividends declared on common shares during the three months ended March 31, 2026 and 2025:

For the Three Months Ended March 31, 2026
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2026	January 31, 2026	February 25, 2026	$0.2000	$17,035
February 26, 2026	February 27, 2026	March 27, 2026	$0.2000	$17,734
March 26, 2026	March 31, 2026	April 28, 2026	$0.2000	$18,081

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

For the Three Months Ended March 31, 2026
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2026	January 31, 2026	February 25, 2026	$0.1818	$2,050
February 26, 2026	February 27, 2026	March 27, 2026	$0.1836	$2,119
March 26, 2026	March 31, 2026	April 28, 2026	$0.1818	$2,145

For the Three Months Ended March 31, 2026
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2026	January 31, 2026	February 25, 2026	$0.1947	$23
February 26, 2026	February 27, 2026	March 27, 2026	$0.1952	$24
March 26, 2026	March 31, 2026	April 28, 2026	$0.1947	$25

For the Three Months Ended March 31, 2025
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$13,438
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$13,365
March 28, 2025	March 31, 2025	April 28, 2025	$0.2200	$13,788

For the Three Months Ended March 31, 2025
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2171	$933
February 25, 2025	February 28, 2025	March 27, 2025	$0.2084	$969
March 28, 2025	March 31, 2025	April 28, 2025	$0.2071	$1,159

For the Three Months Ended March 31, 2025
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$16
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$17
March 28, 2025	March 31, 2025	April 28, 2025	$0.2200	$17

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

The following table presents the share repurchases completed during the three months ended March 31, 2026:

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
March 5, 2026	1,223,904	1.3%	$25.22	March 31, 2026	$30,801	0
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

All of the dividends declared during the three months ended March 31, 2026 and 2025 were derived from ordinary income, as determined on a tax basis. Taxable income is an estimate and is not fully determined until the Company's tax return is filed.

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

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. There were $419,000 of permanent book-to-tax differences for the three months ended March 31, 2026. In addition, there were $612,000 of permanent book-to-tax differences for the three months ended March 31, 2025.

Note 11.  Financial Highlights
The following are financial highlights for a common share outstanding for Class I, S, and D for the three months ended March 31, 2026 and 2025.

(Amounts in thousands, except share and per share amounts)	Three Months Ended March 31, 2026
	Class I	Class S	Class D
Per share data:
Net asset value, beginning of period	$25.19	$25.19	$25.19
Net investment income (loss)(1)	0.57	0.52	0.55
Net realized and unrealized gain (loss)(2)	0.06	0.06	0.06
Total from operations	0.63	0.58	0.61
Dividends declared	(0.60)	(0.55)	(0.58)
Total increase (decrease) in net assets	0.03	0.03	0.03
Net asset value, end of period	$25.22	$25.22	$25.22
Shares outstanding, end of period	89,225,755	11,748,271	126,323
Total return(3)(12)	2.5%	2.3%	2.5%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	8.5%	9.3%	8.7%
Ratio of total net operating expenses to average net assets(4)(5)(7)	0.5%	0.5%	0.5%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(8)	9.2%	8.3%	8.9%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	9.2%	8.3%	8.9%
Net assets, end of period	$2,250,167	$296,270	$3,186
Weighted average shares outstanding	87,974,309	11,528,747	122,313
Portfolio turnover rate(10)	5.2%	5.2%	5.2%
Asset coverage ratio(11)	227.1%	227.1%	227.1%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited) - Continued

(Amounts in thousands, except share and per share amounts)	Three Months Ended March 31, 2025
	Class I	Class S	Class D
Per share data:
Net asset value, beginning of period	$25.30	$25.30	$25.30
Net investment income (loss)(1)	0.65	0.61	0.65
Net realized and unrealized gain (loss)(2)	0.01	0.01	0.01
Total from operations	0.66	0.62	0.66
Dividends declared	(0.67)	(0.63)	(0.67)
Total increase (decrease) in net assets	(0.01)	(0.01)	(0.01)
Net asset value, end of period	$25.29	$25.29	$25.29
Shares outstanding, end of period	62,673,057	5,593,418	79,564
Total return(3)(12)	2.6%	2.5%	2.6%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	11.2%	12.3%	11.3%
Ratio of total net operating expenses to average net assets(4)(5)(7)	0.6%	0.6%	0.6%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(9)	10.5%	10.3%	10.5%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	10.4%	10.2%	10.4%
Net assets, end of period	$1,585,048	$141,462	$2,012
Weighted average shares outstanding	60,612,620	4,798,726	75,516
Portfolio turnover rate(10)	3.1%	3.1%	3.1%
Asset coverage ratio(11)	200.5%	200.5%	200.5%

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
(6)Ratio of total expenses to average net assets is computed using total expenses net of waivers from the Administrator, if applicable. Included in total expenses are annualized incentive fees of 1.4% , 1.4%, and 1.4%, as a percent of average net assets for the three months ended March 31, 2026 for Class I, Class S, and Class D. Included in total expenses are incentive fees of 2.7%, 2.7%, and 2.7%, respectively, as a percent of average net assets for the three months ended March 31, 2025 for Class I, Class S, and Class D respectively. The impact of the waiver included in total expenses net of waivers was not applicable for Class I, Class S and Class D shares, respectively, for the three months ended March 31, 2026. The impact of the waiver included in total expenses net of waivers was 2.7% for Class S shares and was not applicable to Class D or Class I shares for the three months ended March 31, 2025.
(7)Ratio of net operating expenses to average net assets is computed using total operating expenses net of interest expense, tax expense, organizational expense, offering expense, management fees, incentive fees, shareholder servicing fees, and waivers from the Administrator, if applicable.

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

Subsequent Activity, Subscriptions and Dividend Declarations

The Company received approximately $33 million of net proceeds, inclusive of distributions reinvested through the Company’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective April 1, 2026. Additionally, the Company received approximately $17 million of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective May 1, 2026.

On April 23, 2026, the Company’s Board declared net distributions of $0.2000, $0.1824, and $0.1948 per Class I share, Class S share, and Class D share, respectively, payable on May 27, 2026 to shareholders of record as of April 30, 2026.

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
Forward-Looking Statements
The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A of and elsewhere in this Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
Overview

We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Formed as a Delaware statutory trust on January 27, 2022, we are externally managed by the Adviser, an indirect wholly-owned subsidiary of TPG Inc. (“TPG”) (Nasdaq: TPG), a leading global alternative investment firm. Our Adviser is registered as an investment adviser with the SEC. We have elected to be treated and intend to qualify annually as a RIC under the Code.

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
Our debt investment portfolio consists of primarily floating rate loans. As of March 31, 2026, 99.9% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as Term SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.
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

As of March 31, 2026, we had borrowings of $2.01 billion outstanding at an average all-in rate of 6.22%, which is included in debt on the consolidated statements of assets and liabilities. As of December 31, 2025, the Company had borrowings of $2.02 billion outstanding at an average all-in rate of 6.71%. We incurred approximately $31.3 million and $30.2 million of interest and unused commitment fees for the three months ended March 31, 2026 and 2025, respectively, which is included in interest expense on the consolidated statements of operations. The carrying values of borrowings outstanding under the debt facilities approximate fair value. See Note 5 to the consolidated financial statements for information on the Company’s debt.
Portfolio and Investment Activity
As of March 31, 2026, based on fair value, our portfolio consisted of 97.80% first lien senior secured debt investments and 2.20% investments in affiliated funds that hold our equity co-investments. As of December 31, 2025, based on fair value, our portfolio consisted of 97.58% first lien senior secured debt investments and 2.42% investments in affiliated funds that hold our equity co-investments.
As of March 31, 2026, we had investments in 270 portfolio companies with an aggregate fair value of $4.5 billion. As of December 31, 2025, we had investments in 265 portfolio companies with an aggregate fair value of $4.3 billion.
Our investment activity for the three months ended March 31, 2026 and 2025 is presented below (information presented herein is at par value unless otherwise indicated).

(Amounts in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$462,322	$350,015
Investment in affiliated funds	2,820	3,504
Total principal amount of investments committed	$465,142	$353,519
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(236,357)	$(86,125)
Investment in affiliated funds	(8,461)	(544)
Total principal amount of investments sold or repaid	$(244,818)	$(86,669)
New debt investments(1):
New commitments	$196,383	$263,890
Number of new commitments in new portfolio companies(2)	12	15
Average new commitment amount	$16,365	$17,593
Weighted average term for new commitments (in years)	5.7	5.2
Percentage of new commitments at floating rates	100.0%	100.0%
Percentage of new commitments at fixed rates	—%	—%
(1)Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2)Number of new debt investment commitments represent commitments to a particular portfolio company.

As of March 31, 2026 and December 31, 2025 our investments consisted of the following:

	March 31, 2026		December 31, 2025
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$4,392,784	$4,382,355	$4,189,885	$4,173,995
Sponsor subordinated note	414	58	413	59
Investment in affiliated funds	86,501	98,605	87,345	103,670
Total investments	$4,479,699	$4,481,018	$4,277,643	$4,277,724

The table below describes investments by industry composition based on fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026(1)	December 31, 2025(1)
Aerospace and defense	1.9%	2.0%
Air freight and logistics	0.5%	0.5%
Auto components	2.6%	2.7%
Building products	0.5%	0.5%
Chemicals	2.3%	2.3%
Commercial services and supplies	3.1%	3.3%
Construction and engineering	4.2%	4.3%
Containers and packaging	2.6%	2.5%
Distributors	—%	—%
Diversified consumer services	6.6%	6.8%
Diversified financial services	0.3%	—%
Electrical equipment	2.0%	1.6%
Electronic equipment, instruments and components	1.0%	1.0%
Food and staples retailing	2.0%	2.1%
Food products	2.3%	2.3%
Gas utilities	0.1%	—%
Health care equipment and supplies	2.8%	2.7%
Health care providers and services	25.7%	25.2%
Health care technology	1.3%	1.1%
Household durables	3.3%	3.5%
Industrial Conglomerates	0.4%	0.4%
Insurance	0.6%	0.5%
Interactive Media & Services	0.5%	0.5%
Internet and direct marketing retail	0.5%	0.5%
IT services	3.2%	2.9%
Leisure equipment and products	0.1%	0.2%
Leisure products	—%	—%
Life sciences tools and services	1.7%	1.5%
Machinery	3.5%	3.3%
Media	8.1%	7.8%
Multiline Retail	1.2%	1.3%
Multisector holdings	2.2%	2.4%
Pharmaceuticals	—%	—%
Personal products	—%	—%

	March 31, 2026(1)	December 31, 2025(1)
Professional services	0.6%	0.9%
Real estate management and development	0.1%	0.1%
Semiconductors and semiconductor equipment	—%	—%
Software	2.3%	2.3%
Specialty retail	1.1%	0.6%
Textiles, apparel and luxury goods	0.8%	0.8%
Trading companies and distributors	7.9%	9.5%
Water utilities	0.1%	0.1%
Total	100.0%	100.0%
(1)Certain industries round to less than 0.1%
As of March 31, 2026, approximately 100.0% of our investments were based in the United States and approximately 0.0% were based in Canada. As of December 31, 2025, approximately 100.0% of our investments were based in the United States and approximately 0.0% were based in Canada.
The weighted average yields and interest rates of our funded debt investments as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Weighted average total yield of funded debt investments at cost (1)	9.1%	9.1%
Weighted average total yield of funded debt investments at fair value(1)	9.1%	9.1%
Weighted average spread over reference rates of all floating rate funded debt investments	5.4%	5.3%
(1)Calculated using actual interest rates in effect as of March 31, 2026 and December 31, 2025 based on borrower elections.
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
The following table shows the composition of our debt investments on the A to F rating scale as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$—	—	$—	—
B	4,280,154	97.7%	4,035,067	96.7%
C	80,528	1.8%	117,907	2.8%
D	13,343	0.3%	12,377	0.3%
E	8,389	0.2%	8,703	0.2%
F	—	—	—	—
Total	$4,382,414	100.0%	$4,174,054	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$4,387,707	99.9%	$4,269,041	99.8%
Non-accrual	5,491	0.1%	8,602	0.2%
Total	$4,393,198	100.0%	$4,277,643	100.0%
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

Results of Operations
The following table represents the operating results for the three months ended March 31, 2026 and 2025:

(Amounts in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Total investment income	$109,639	$88,855
Less: expenses and taxes	53,000	46,440
Net investment income (loss)	56,639	42,415
Net realized gain (loss)	3,486	440
Net change in unrealized gain (loss)	1,509	577
Net increase (decrease) in net assets resulting from operations	$61,634	$43,432
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income for the three months ended March 31, 2026 and 2025, were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Interest	$106,023	$86,544
Payment-in-kind interest	1,448	967
Other	1,728	1,344
Dividends	440	—
Total investment income	$109,639	$88,855

Increases in interest and other investment income were driven by deployment of capital and an increase in investment activity. Total investments as of March 31, 2026 were $4.5 billion as compared to $3.4 billion as of March 31, 2025.

Expenses
Expenses for the three months ended March 31, 2026, and 2025, were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Interest	$32,491	$31,953
Income incentive fees	8,227	6,086
Capital gains incentive fees	344	—
Management fees	7,549	4,922
Other	1,666	995
Professional fees	675	526
Administrative fees	508	376
Offering costs	419	612
Accounting fees	180	173
Insurance fees	172	188
Trustees' fees	58	58
Distribution and shareholder servicing fees:
Class S	610	257
Class D	2	1
Total expenses	$52,901	$46,147
Distribution and shareholder servicing fees waived
Class S	—	(74)
Class D	—	(1)
Net expenses	$52,901	$46,072
Increases in interest and other expenses were driven by the Company’s continued deployment of capital, elevated interest rates and an increase in investment activity and leverage.
Increases in incentive fees are correlated to an increase in results from operations. For the three months ended March 31, 2026, there were net increases in net assets resulting from operations of $61.6 million, driving the increase in incentive fees, compared to the three months ended March 31, 2025, there were net increases in net assets resulting from operations of $43.4 million. Increases in management fees were driven by the increase in net assets during the periods presented. The increase in net assets was primarily driven by net capital activity.

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
For the three months ended March 31, 2026, the Administrator charged approximately $508,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the three months ended March 31, 2025, the Administrator charged approximately $376,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

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
Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the three months ended March 31, 2026 and 2025, we did not accrue U.S. federal excise tax.

We conduct certain activities through our wholly-owned subsidiary, Twin Brook Equity XXXIII Corp., a Delaware corporation. They are treated as corporations for United States federal income tax purposes and are subject to U.S. federal, state or local income tax. For the three months ended March 31, 2026, the Company accrued $1.0 million current federal tax. For the three months ended March 31, 2025, the Company accrued $87,000 current federal tax. For the three months ended March 31, 2026 and 2025, the Company had an increase/(decrease) of $(924,000) and $280,000, respectively, of deferred federal tax related to the corporations, which is included in “deferred federal tax provision” on the consolidated statements of operations. On December 23, 2024, Twin Brook Equity XVIII Corp. was merged with and into its direct parent, Twin Brook Equity XXXIII Corp., with Twin Brook Equity XXXIII Corp. continuing as the surviving entity.
Net Change in Unrealized Gains (Losses) on Investment Transactions
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2026 and 2025, net unrealized gains (losses) on our investment transactions were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Non-controlled, non-affiliated investments	5,459	(1,413)
Non-controlled, affiliated investments	(4,221)	1,599
Interest rate swaps and options	262	436
Foreign currency forward contracts	9	(45)
Net change in unrealized gain (loss) on investment transactions	$1,509	$577

For the three months ended March 31, 2026, the net unrealized losses from non-affiliated investments were primarily driven by increased market volatility, offset by unrealized gains driven on equity investments held through our interest in the affiliated funds, Twin Brook Equity Holdings, LLC and Twin Brook Segregated Equity Holdings, LLC. The unrealized loss on interest rate swaps and options represents the unrealized losses on interest rate options from changes in SOFR.

Net Realized Gains (Losses) on Investment Transactions
The realized gains and losses on fully and partially exited portfolio companies during the three months ended March 31, 2026 and 2025, were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Non-controlled, non-affiliated investments	$(1,305)	$48
Non-controlled, affiliated investments	4,797	345
Foreign currency forward contracts	(6)	47
Net realized gain (loss) on investments	$3,486	$440
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
We may from time to time increase the size of our existing credit facilities. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As market conditions permit and at the discretion of our Adviser, we currently estimate that our portfolio will be approximately 1.00-1.10x levered consistent with our target leverage profile of 0.90x – 1.25x. There were $2.0 billion outstanding borrowings as of March 31, 2026. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and cash equivalents as of March 31, 2026, taken together with our available debt capacity of $381.7 million, is expected to be sufficient for our investing activities and to conduct our operations.
As of March 31, 2026 we had $132.3 million in cash and cash equivalents. During the three months ended March 31, 2026, we used $145.3 million in cash for operating activities, primarily as a result of funding portfolio investments of $417.5 million and partially offset by other operating activities of $272.1 million. Net cash provided by financing activities was $92.8 million during the period, primarily the result of proceeds from the issuance of common shares and debt borrowings.
Equity
As of March 31, 2026, the Company had 101,100,349 shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	6,265,487	$157,878
Share transfers between classes	20,374	513
Distributions reinvested	575,668	14,502
Repurchased shares, net of early repurchase reduction	(1,172,045)	(29,556)
Net increase (decrease)	5,689,484	$143,337

	Three Months Ended March 31, 2026
	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	699,103	$17,614
Share transfers between classes	(20,374)	(513)
Distributions reinvested	115,404	2,908
Repurchased shares, net of early repurchase reduction	(51,859)	(1,308)
Net increase (decrease)	742,274	$18,701

	Three Months Ended March 31, 2026
	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	8,575	$216
Share transfers between classes	—	—
Distributions reinvested	793	20
Repurchased shares, net of early repurchase reduction	—	—
Net increase (decrease)	9,368	$236

	Three Months Ended March 31, 2025
	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	5,435,339	$137,433
Share transfers between classes	2,989	76
Distributions reinvested	366,673	9,272
Repurchased shares, net of early repurchase reduction	(255,521)	(6,464)
Net increase (decrease)	5,549,480	$140,317

	Three Months Ended March 31, 2025
	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	1,800,742	$45,531
Distributions reinvested	65,102	1,646
Repurchased shares, net of early repurchase reduction	(2,189)	(55)
Net increase (decrease)	1,863,655	$47,122

	Three Months Ended March 31, 2025
	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	11,540	$292
Share transfers between classes	(2,989)	(76)
Distributions reinvested	606	15
Repurchased shares, net of early repurchase reduction	(1,971)	(50)
Net increase (decrease)	7,186	$181

Net Asset Value per Share and Offering Price
The Company determines net asset value (“NAV”) for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for the common shares during the three months ended March 31, 2026:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2026	$25.21	$25.21	$25.21
February 28, 2026	$25.19	$25.19	$25.19
March 31, 2026	$25.22	$25.22	$25.22

Dividends
We plan to make monthly dividends at the Board’s discretion. The following tables reflect dividends declared on common shares during the three months ended March 31, 2026.

For the Three Months Ended March 31, 2026
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2026	January 31, 2026	February 25, 2026	$0.2000	$17,035
February 26, 2026	February 27, 2026	March 27, 2026	$0.2000	$17,734
March 26, 2026	March 31, 2026	April 28, 2026	$0.2000	$18,081

For the Three Months Ended March 31, 2026
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2026	January 31, 2026	February 25, 2026	0.1818	$2,050
February 26, 2026	February 27, 2026	March 27, 2026	0.1836	$2,119
March 26, 2026	March 31, 2026	April 28, 2026	0.1818	$2,145

For the Three Months Ended March 31, 2026
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2026	January 31, 2026	February 25, 2026	$0.1947	$23
February 26, 2026	February 27, 2026	March 27, 2026	$0.1952	$24
March 26, 2026	March 31, 2026	April 28, 2026	$0.1947	$25

The following tables reflect dividends declared on common shares for the three months ended March 31, 2025:

For the Three Months Ended March 31, 2025
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$13,438
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$13,365
March 28, 2025	March 31, 2025	April 28, 2025	$0.2200	$13,788

For the Three Months Ended March 31, 2025
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2171	$933
February 25, 2025	February 28, 2025	March 27, 2025	$0.2084	$969
March 28, 2025	March 31, 2025	April 28, 2025	$0.2071	$1,159

For the Three Months Ended March 31, 2025
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$16
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$17
March 28, 2025	March 31, 2025	April 30, 2025	$0.2200	$17

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

All of the dividends declared for the three months ended March 31, 2026 and 2025 and were derived from ordinary income, as determined on a tax basis. Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

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

The following table presents the share repurchases completed during the three months ended March 31, 2026:

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
March 5, 2026	1,223,904	1.3%	$25.22	March 31, 2026	$30,801	0
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
For the three months ended March 31, 2026 and 2025, the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Interest expense	$31,310	$30,170
Amortization of deferred financing costs	1,799	1,783
(Gain) loss from interest rate swaps accounted for as hedges and related hedged items
Interest rate swaps	4,387	—
Hedged items	(5,005)	—
Total interest expense	$32,491	$31,953
Average interest rate	6.22%	6.85%
Average daily borrowings	$1,949,412	$1,709,148
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

Total debt consisted of the following as of March 31, 2026:

	As of March 31, 2026
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value(2)	Assets Pledged as Collateral(3)	Fair Value	Fair Value Hierarchy
ASPV Credit Facility	$500,000	$254,000	$60,372	$254,000	$482,334	$254,000	Level 3
MSPV Credit Facility	500,000	410,500	7,672	410,500	679,425	410,500	Level 3
SMBC Truist Credit Facility	975,000	232,500	313,695	232,500	2,772,162	232,500	Level 3
Series A Tranche A Notes	90,000	90,000	—	90,121	—	90,548	Level 3
Series A Tranche B Notes	150,000	150,000	—	150,741	—	151,641	Level 3
Series B Tranche A Notes	85,000	85,000	—	85,386	—	84,434	Level 3
Series B Tranche B Notes	25,000	25,000	—	25,000	—	25,000	Level 3
Series B Tranche C Notes	290,000	290,000	—	291,624	—	286,999	Level 3
Series C Tranche A Notes	25,000	25,000	—	24,683	—	24,981	Level 3
Series C Tranche B Notes	75,000	75,000	—	74,928	—	74,870	Level 3
CLO Transaction	369,000	369,000	—	369,000	448,492	369,000	Level 3
Total	$3,084,000	$2,006,000	$381,739	$2,008,483	$4,382,413	$2,004,472
(1)The amount available reflects any limitations related to the facilities borrowing bases.
(2)Carrying value is inclusive of adjustments for the change in fair value of the effective hedge relationship
(3)Fair market value of the assets held as collateral in the respective credit facility.

Total debt consisted of the following as of December 31, 2025:

	As of December 31, 2025
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value	Assets Pledged as Collateral(2)	Fair Value	Fair Value Hierarchy
ASPV Credit Facility	$500,000	$272,600	$59,321	$272,600	$494,373	$272,600	Level 3
MSPV Credit Facility	500,000	386,400	57,296	386,400	684,938	386,400	Level 3
Truist Credit Facility	975,000	256,500	661,179	256,500	2,550,658	256,500	Level 3
Series A Tranche A Notes	90,000	90,000	—	90,406	—	90,965	Level 3
Series A Tranche B Notes	150,000	150,000	—	151,856	—	153,212	Level 3
Series B Tranche A Notes	85,000	85,000	—	86,045	—	84,981	Level 3
Series B Tranche B Notes	25,000	25,000	—	25,000	—	24,999	Level 3
Series B Tranche C Notes	290,000	290,000	—	293,911	—	289,100	Level 3
Series C Tranche A Notes	25,000	25,000	—	25,178	—	25,190	Level 3
Series C Tranche B Notes	75,000	75,000	—	75,092	—	75,786	Level 3
CLO Transaction	369,000	369,000	—	369,000	444,085	369,000	Level 3
Total	$3,084,000	$2,024,500	$777,796	$2,031,988	$4,174,054	$2,028,733
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

	As of March 31, 2026
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

As of March 31, 2026 and December 31, 2025, the Company did not have borrowings under Short-Term Financing Transactions.

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
As of March 31, 2026 and December 31, 2025, we had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate principal amount of $1,176 million and $1,152 million, respectively.
We seek to carefully manage our unfunded portfolio company commitments for purposes of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage ratio, to cover any outstanding portfolio company unfunded commitments we are required to fund.
Contractual Obligations
A summary of our contractual payment obligations under our borrowing arrangements as of March 31, 2026 is as follows:

	Payment Due by Period
(Amounts in millions)	Total	Less than 1 year	1-3	3-5	More than 5 years
ASPV Credit Facility	$254.0	$—	$—	$254.0	$—
MSPV Credit Facility	$410.5	$—	$—	$410.5	$—
Truist Credit Facility	$232.5	$—	$—	$232.5	$—
Series A Tranche A Notes	$90.0	$—	$90.0	$—	$—
Series A Tranche B Notes	$150.0	$—	$150.0	$—	$—
CLO Transaction	$369.0	$—	$—	$—	$369.0
Series B Tranche A Notes	$85.0	$—	$85.0	$—	$—
Series B Tranche B Notes	$25.0	$—	$—	$25.0	$—
Series B Tranche C Notes	$290.0	$—	$—	$290.0	$—
Series C Tranche A Notes	$25.0	$—	$25.0	$—	$—
Series C Tranche B Notes	$75.0	$—	$—	$75.0	$—
Total	$2,006.0	$—	$350.0	$1,287.0	$369.0
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
Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form

10-K for the year ended December 31, 2025, filed with the SEC on March 16, 2026, and elsewhere in our filings with the SEC. There have been no significant changes this quarter in our critical accounting policies and practices.
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
As of March 31, 2026, 99.9% of our debt investments based on fair value in our portfolio were at floating rates. Our credit facilities bear interest at floating rates with no interest rate floor. Our unsecured notes, which bear interest at fixed rates, are hedged by fixed to floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to Term SOFR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$89.0	$25.8	$63.2
Up 100 basis points	$44.4	$12.9	$31.5
Down 100 basis points	$(44.4)	$(12.9)	$(31.5)
Down 200 basis points	$(88.9)	$(25.8)	$(63.1)
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 16, 2026 which could materially affect our business, financial condition and/or operating results. The risks are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

The following table sets forth information regarding repurchases of our Common Shares pursuant to a tender offer during the three months ended March 31, 2026 (dollar amounts in thousands, except per share amounts).

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
March 5, 2026	1,223,904	1.29%	$25.22	March 31, 2026	$30,801	0

(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction.
(3) All repurchases were satisfied in full.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Trading Arrangements

During the fiscal quarter ended March 31, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Sixth Amended and Restated Declaration of Trust

On May 8, 2026, the Board adopted the Sixth Amended and Restated Agreement and Declaration of Trust (the “Sixth Amended and Restated Declaration of Trust”) in response to comments issued by certain state securities regulators in connection with their review of the offering of the shares of the Company. As amended, the Sixth Amended and Restated Declaration of Trust: (i) updates the voting threshold in connection with the appointment of a new investment adviser for the Company, in accordance with the North American Securities Administrators Association Guidelines; (ii) states that any fiduciary duties owed to the Company or its shareholders under Delaware law by the Company’s investment adviser or its affiliates may not be limited, modified or waived; and (iii) clarifies that in a conflict of law situation, the Investment Company Act of 1940, as amended (the “1940 Act”), will only govern to the extent it is a mandatory provision as opposed to in all instances of a conflict. The other material terms of the Sixth Amended and Restated Declaration of Trust were unchanged.

Fifth Amended and Restated Bylaws

On May 8, 2026, the Board adopted the Fifth Amended and Restated Bylaws (the “Fifth Amended and Restated Bylaws”), effective the same day, in response to comments issued by certain state securities regulators in connection with their review of the offering of the shares of the Company. As amended, the Fifth Amended and Restated Bylaws: (i) increases the quorum requirement for the Company’s shareholder meetings from one-third of outstanding shares to one-half of outstanding shares; (ii) updates the voting threshold for the election of the trustees to the Board in an uncontested election from a plurality of the votes cast to a majority of the votes cast; and (iii) clarifies that in a conflict of law situation, the 1940 Act, will only govern to the extent it is a mandatory provision as opposed to in all instances of a conflict. The other material terms of the Fifth Amended and Restated Bylaws were unchanged.

Item 6. Exhibits.

Exhibit No.	Description
3.1*	Sixth Amended and Restated Agreement and Declaration of Trust
3.2*	Fifth Amended and Restated Bylaws
10.1*	Amended and Restated Investment Management Agreement, by and between TPG Twin Brook Capital Income Fund and AGTB Fund Manager, LLC.
10.2*	Amended and Restated Administration Agreement, by and between TPG Twin Brook Capital Income Fund and AGTB Fund Manager, LLC.
10.3*	Amended and Restated Distribution Reinvestment Plan
31.1*	Certification of Trevor Clark pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Terrence Walters pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Trevor Clark pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Terrence Walters pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG Twin Brook Capital Income Fund

May 12, 2026	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer
(Principal Executive Officer)

May 12, 2026	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)