Form 10-Q
period 2026-06-30
TPG Twin Brook Capital Income Fund
filed 2026-08-10
CIK 1913724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐ No ☒
The number of shares of the Registrant’s common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding as of August 10, 2026 was 97,362,725, 12,210,333 and 122,764 of Class I, Class S and Class D Common Shares, respectively. Common Shares outstanding exclude August 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TPG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $4,698,956 and $4,190,298, respectively)	$4,685,649	$4,174,054
Non-controlled/affiliated investments at fair value (amortized cost of $88,338 and $87,345, respectively)	103,083	103,670
Controlled/affiliated investments at fair value (amortized cost of $32,550 and $—, respectively)	32,615	—
Cash (restricted cash of $65,738 and $85,873, respectively)	227,679	162,795
Cash equivalents	7,003	22,007
Deferred financing costs	27,545	27,232
Interest receivable	18,151	17,997
Other assets	2,062	781
Deferred offering costs	734	402
Unrealized gain on derivative contracts	493	3,552
Prepaid expenses	—	278
Total assets	$5,105,014	$4,512,768
Liabilities
Debt (Note 5)	$2,280,212	$2,031,988
Payable for share repurchase	52,625	21,115
Interest payable	26,246	27,830
Dividend payable	21,529	18,959
Unrealized loss on derivative contracts	9,931	2,672
Income incentive fee payable	8,588	7,758
Management fees payable	8,039	6,880
Deferred tax liability	3,643	3,937
Accrued expenses and other liabilities payable to affiliate	3,266	4,029
Deferred income	2,931	2,710
Capital gains incentive fee payable	469	—
Total liabilities	$2,417,479	$2,127,878
Commitments and contingencies (Note 8)
Net assets
Common shares $0.001 par value, unlimited shares authorized; 106,651,371 and 94,659,223 shares issued and outstanding, respectively	$107	$95
Additional paid-in-capital	2,691,344	2,389,737
Total distributable earnings (loss)	(3,916)	(4,942)
Total net assets	2,687,535	2,384,890
Total liabilities and net assets	$5,105,014	$4,512,768
Net asset value per share	$25.20	$25.19
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
Net Asset Value per Share
Class I Shares:
Net assets	$2,381,263	$2,104,653
Common shares $0.001 par value, unlimited shares authorized	94,497,394	83,536,270
Net asset value per share	$25.20	$25.19
Class S Shares:
Net assets	$303,185	$277,290
Common shares $0.001 par value, unlimited shares authorized	12,031,489	11,005,998
Net asset value per share	$25.20	$25.19
Class D Shares:
Net assets	$3,087	$2,947
Common shares $0.001 par value, unlimited shares authorized	122,489	116,955
Net asset value per share	$25.20	$25.19
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$112,064	$93,239	$218,087	$179,783
Payment-in-kind interest	1,582	1,277	3,030	2,244
Other	2,279	1,437	4,007	2,781
Dividends	163	—	603	—
Total investment income from non-controlled, non-affiliated investments	116,088	95,953	225,727	184,808
Investment income from non-controlled, affiliated investments:
Dividends	21	—	21	—
Total investment income from non-controlled, affiliated investments	21	—	21	—
Investment income from controlled, affiliated investments:
Dividends	393	—	393	—
Total investment income from controlled, affiliated investments	393	—	393	—
Total investment income	116,502	95,953	226,141	184,808
Expenses
Interest	$35,433	$32,605	$67,924	$64,558
Income incentive fees(1)	8,588	6,718	16,815	12,804
Management fees(1)	8,039	5,580	15,587	10,502
Professional fees	1,600	597	2,783	1,123
Other	887	1,306	2,046	2,301
Administrative fees(1)	424	454	932	830
Offering costs	454	486	873	1,098
Capital gains incentive fees(1)	125	277	469	277
Insurance fees	162	77	334	265
Accounting fees	63	255	242	428
Trustees' fees	58	58	117	116
Distribution and shareholder servicing fees:
Class S	648	374	1,257	631
Class D	2	1	5	2
Total expenses	56,483	48,788	109,384	94,935
Distribution and shareholder servicing fees waived
Class S	—	(113)	—	(187)
Class D	—	(1)	—	(2)
Net expenses	56,483	48,674	109,384	94,746
Net investment income (loss) before taxes	$60,019	$47,279	116,757	90,062
The accompanying notes are an integral part of these consolidated financial statements.

Deferred federal tax provision(2)	630	720	(294)	1,000
Current federal tax(2)	53	76	1,076	163
Net investment income (loss) after taxes	59,336	46,483	115,975	88,899
Net realized and change in unrealized gain (loss) on investment transactions
Net realized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	1,006	2	(299)	50
Non-controlled, affiliated investments	2	369	4,799	714
Foreign currency forward contracts	(1)	(11)	(7)	36
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	(2,522)	(655)	2,937	(2,068)
Non-controlled, affiliated investments	2,641	3,210	(1,580)	4,809
Controlled, affiliated investments	65	—	65	—
Interest rate swaps and options	(346)	(110)	(84)	326
Foreign currency forward contracts	—	(7)	9	(52)
Total net realized and change in unrealized gain (loss) on investment transactions	845	2,798	5,840	3,815
Net increase (decrease) in net assets resulting from operations	$60,181	$49,281	$121,815	$92,714

(1)Refer to Note 6 - Agreements and Related Party Transactions
(2)Related to the Company’s wholly-owned, consolidated subsidiary, Twin Brook Equity XXXIII Corp., which is treated as a corporation for United States federal income tax purposes
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$59,336	$46,483	$115,975	$88,899
Net realized gain (loss)	1,007	360	4,493	800
Net change in unrealized gain (loss)	(162)	2,438	1,347	3,015
Net increase (decrease) in net assets resulting from operations	60,181	49,281	121,815	92,714
Dividends
Class I	(55,555)	(43,669)	(108,405)	(84,321)
Class S	(6,625)	(4,338)	(12,939)	(7,399)
Class D	(74)	(55)	(146)	(105)
Net increase (decrease) in net assets resulting from dividends	(62,254)	(48,062)	(121,490)	(91,825)
Capital share transactions
Class I
Proceeds from shares sold	161,590	156,731	319,468	294,160
Share transfers between classes	1,599	175	2,112	251
Distributions reinvested	14,506	10,108	29,008	19,380
Repurchased shares, net of early repurchase deduction	(44,708)	(31,268)	(74,264)	(37,728)
Class S
Proceeds from shares sold	13,395	47,201	31,009	92,732
Share transfers between classes	(1,599)	(175)	(2,112)	(175)
Distributions reinvested	3,086	2,072	5,994	3,718
Repurchased shares, net of early repurchase deduction	(7,727)	(120)	(9,035)	(175)
Class D
Proceeds from shares sold	10	315	226	607
Share transfers between classes	—	—	—	(76)
Distributions reinvested	21	17	41	32
Repurchased shares, net of early repurchase deduction	(127)	(142)	(127)	(192)
Net increase (decrease) in net assets resulting from capital share transactions	140,046	184,914	302,320	372,534
Total increase (decreases) in net assets	137,973	186,133	302,645	373,423
Net assets, at beginning of period	2,549,562	1,728,522	2,384,890	1,541,232
Net assets, at end of period	$2,687,535	$1,914,655	$2,687,535	$1,914,655
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$121,815	$92,714
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(4,500)	(764)
Net realized (gain) loss on foreign currency forward contracts	7	(36)
Net change in unrealized (appreciation) depreciation on investments	(1,422)	(2,741)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(9)	52
Net change in unrealized (appreciation) depreciation on interest rate swaps and options, inclusive of hedging effects	(956)	(1,298)
Net accretion on debt instruments	(9,943)	(8,641)
Net paydown gain on debt instruments	(3,844)	(2,649)
Interest received in-kind	(3,030)	(2,244)
Purchases and drawdowns of investments	(991,249)	(690,798)
Proceeds from sales and paydowns of investments	470,365	264,656
Net settlements on derivative contracts	—	36
Amortization of deferred financing costs	3,635	3,570
Amortization of deferred offering costs	873	1,098
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(154)	(2,500)
(Increase) decrease in other assets	(1,281)	(81)
(Increase) decrease in prepaid expenses	278	553
Increase (decrease) in interest payable	(1,584)	(5,161)
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	(763)	(90)
Increase (decrease) in income incentive fees payable	830	1,253
Increase (decrease) in management fees payable	1,159	1,002
Increase (decrease) in deferred tax liability	(294)	999
Increase (decrease) in deferred income	221	(287)
Increase (decrease) in capital gains incentive fees payable	469	277
Net cash used in operating activities	(419,377)	(351,080)
Cash flows from financing activities
Dividends paid	(83,877)	(66,747)
Payments for repurchase of common shares	(51,916)	(38,095)
Proceeds from issuance of common shares	350,703	387,499
Borrowings on debt	842,000	807,700
Payments on debt	(582,500)	(761,500)
Payments for deferred financing costs	(3,948)	(1,763)
Payments for deferred offering costs	(1,205)	(880)
Net cash provided by financing activities	469,257	326,214
Net change in cash	49,880	(24,866)
The accompanying notes are an integral part of these consolidated financial statements.

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, beginning of period	184,802	161,064
Cash, cash equivalents and restricted cash, end of period	$234,682	$136,198

Supplemental and non-cash information
Distributions reinvested	$35,043	$23,130
Cash paid during the period for interest	$66,916	$67,121
Dividends payable	$21,529	$16,550
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities:
Cash and cash equivalents	$168,944	$73,634
Restricted cash	65,738	62,564
Total cash, cash equivalents and restricted cash	$234,682	$136,198

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt
Aerospace and defense
AlphaCoin LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.41%	7/29/2024	7/29/2030	$2,997	$2,954	$2,985	0.11%
AlphaCoin LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.41%	5/6/2025	7/29/2030	2,610	(15)	(11)	0.00%
AlphaCoin LLC	First lien senior secured term loan	S +	4.75%	8.41%	7/29/2024	7/29/2030	18,419	18,142	18,224	0.68%
AlphaCoin LLC	First lien senior secured term loan	S +	4.75%	8.41%	5/6/2025	7/29/2030	1,895	1,872	1,875	0.07%
Mattco Forge, Inc	First lien senior secured term loan	S +	5.25%	8.98%	12/19/2024	12/19/2030	37,666	37,216	37,272	1.39%
Third Holdco, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.39%	6/13/2025	6/13/2031	3,624	(45)	(39)	0.00%
Third Holdco, LLC	First lien senior secured term loan	S +	4.75%	8.39%	6/13/2025	6/13/2031	24,390	24,081	24,121	0.90%
								84,205	84,427	3.15%
Air freight and logistics
Load One Purchaser Corporation	First lien senior secured revolving loan	S +	7.25%	11.10%	6/21/2022	6/21/2028	$3,557	$857	$852	0.03%
Load One Purchaser Corporation	First lien senior secured term loan	S +	0.25% + 7.00% PIK	11.10%	10/23/2024	6/21/2028	1,033	1,014	1,017	0.04%
Load One Purchaser Corporation	First lien senior secured term loan	S +	0.25% + 7.00% PIK	11.10%	6/21/2022	6/21/2028	14,749	14,516	14,522	0.53%
Load One Purchaser Corporation	First lien senior secured term loan	12.00%		12.00%	11/21/2025	6/21/2028	51	51	49	0.00%
Zipline Logistics, LLC	First lien senior secured revolving loan	S +	3.00% + 3.00% PIK	9.76%	9/19/2022	9/19/2027	1,749	1,319	861	0.03%
Zipline Logistics, LLC	First lien senior secured term loan	S +	3.00% + 3.00% PIK	9.76%	9/19/2022	9/19/2027	7,029	6,923	5,092	0.19%
								24,680	22,393	0.82%
Auto components
A.P.A. Industries, LLC	First lien senior secured term loan	S +	5.25%	8.89%	1/10/2023	1/10/2029	$13,495	$13,354	$13,408	0.50%
AirPro Diagnostics, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.91%	2/21/2025	2/21/2030	3,163	11	15	0.00%
AirPro Diagnostics, LLC	First lien senior secured term loan	S +	5.25%	8.92%	2/21/2025	2/21/2030	8,435	8,339	8,348	0.31%
AvCarb, LLC	First lien senior secured delayed draw term loan	S +	2.00% + 5.00% PIK	10.99%	7/28/2023	11/12/2026	261	259	201	0.01%
AvCarb, LLC	First lien senior secured revolving loan	S +	7.00%	10.97%	7/28/2023	11/12/2026	38	37	29	0.00%
AvCarb, LLC	First lien senior secured term loan	S +	2.00% + 5.00% PIK	10.99%	7/28/2023	11/12/2026	557	553	428	0.02%
Bestop, Inc	First lien senior secured term loan	S +	5.50%	9.23%	3/29/2024	3/29/2029	43,360	42,780	42,890	1.60%
BSC ASI BUYER, LLC	First lien senior secured term loan	S +	5.25%	8.98%	12/31/2024	12/31/2027	29,236	29,097	29,120	1.08%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Raneys, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.23%	2/17/2023	6/7/2027	4,762	4,734	4,737	0.18%
Raneys, LLC	First lien senior secured term loan	S +	5.50%	9.23%	6/7/2022	6/7/2027	13,032	12,947	12,962	0.48%
								112,111	112,138	4.18%
Building products
US Anchors Group Inc	First lien senior secured delayed draw term loan	S +	5.25%	8.98%	12/31/2025	12/31/2026	$2,133	$2,119	$2,117	0.08%
US Anchors Group Inc	First lien senior secured term loan	S +	5.25%	8.98%	7/15/2024	7/15/2029	20,693	20,352	20,478	0.76%
								22,471	22,595	0.84%
Chemicals
A. P. Nonweiler Co. Inc (6)	First lien senior secured revolving loan	S +	5.00%	8.73%	9/30/2025	9/30/2030	$1,523	$(19)	$(17)	0.00%
A. P. Nonweiler Co. Inc	First lien senior secured term loan	S +	5.00%	8.73%	9/30/2025	9/30/2030	12,981	12,813	12,836	0.48%
AM Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.17%	3/6/2025	5/1/2027	851	(2)	(2)	0.00%
AM Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.17%	3/6/2025	5/1/2027	4,269	4,254	4,258	0.16%
Answer Acquisition, LLC	First lien senior secured revolving loan	S +	6.00%	9.85%	7/28/2023	6/30/2028	759	485	485	0.02%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	9.88%	7/28/2023	6/30/2028	1,639	1,634	1,626	0.06%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	9.88%	1/16/2024	6/30/2028	838	835	832	0.03%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	9.88%	6/7/2024	6/30/2028	9,773	9,715	9,698	0.36%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	10.49%	9/25/2025	8/30/2027	487	485	485	0.02%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	10.49%	3/25/2024	8/30/2027	2,479	2,462	2,470	0.09%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	10.49%	8/30/2022	8/30/2027	4,019	3,992	4,004	0.15%
Fralock Buyer LLC	First lien senior secured term loan	S +	6.00%	9.73%	3/25/2026	3/31/2028	332	331	332	0.01%
Polycorp Ltd	First lien senior secured delayed draw term loan	S +	5.00%	8.64%	1/24/2024	1/24/2030	10,038	9,906	9,938	0.37%
Polycorp Ltd	First lien senior secured term loan	S +	5.00%	8.64%	1/24/2024	1/24/2030	17,782	17,556	17,605	0.66%
Polycorp Ltd	First lien senior secured term loan	S +	5.00%	8.64%	2/28/2025	1/24/2030	5,311	5,250	5,258	0.20%
Teel Plastics, LLC	First lien senior secured term loan	S +	4.75%	8.48%	4/22/2025	4/22/2030	31,423	31,165	31,225	1.16%
								100,862	101,033	3.77%
Commercial services and supplies
Alliance Environmental Group, LLC	First lien senior secured delayed draw term loan	S +	7.00%	10.99%	7/28/2023	12/31/2028	$62	$60	$22	0.00%
Alliance Environmental Group, LLC	First lien senior secured revolving loan	S +	7.00%	10.94%	6/17/2025	12/30/2028	8	5	5	0.00%
Alliance Environmental Group, LLC	First lien senior secured revolving loan	S +	7.00%	10.99%	7/28/2023	12/30/2028	41	41	15	0.00%
Alliance Environmental Group, LLC	First lien senior secured term loan	S +	7.00%	10.99%	7/28/2023	12/30/2028	2,468	2,372	893	0.03%
Capstone Mechanical LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.48%	11/20/2025	11/20/2030	6,161	3,423	3,434	0.13%
Capstone Mechanical LLC	First lien senior secured term loan	S +	4.75%	8.48%	11/20/2025	11/20/2030	2,488	2,460	2,465	0.09%
Centennial Environmental Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.64%	6/2/2026	6/2/2031	8,006	(170)	(170)	(0.01)%
Centennial Environmental Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.64%	6/2/2026	6/2/2031	1,209	(18)	(18)	0.00%
Centennial Environmental Acquisition, LLC	First lien senior secured term loan	S +	5.00%	8.64%	6/2/2026	6/2/2031	4,925	4,852	4,851	0.18%
Franchise Fastlane, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.60%	7/28/2023	5/4/2027	15	—	—	0.00%
Franchise Fastlane, LLC	First lien senior secured term loan	S +	5.50%	9.60%	7/28/2023	5/4/2027	7,174	7,115	7,123	0.27%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Gold Medal Holdings, Inc	First lien senior secured delayed draw term loan	S +	5.75%	9.48%	6/14/2024	3/17/2027	2,822	2,809	2,811	0.10%
Gold Medal Holdings, Inc	First lien senior secured term loan	S +	5.75%	9.48%	7/28/2023	9/17/2028	14,541	14,453	14,466	0.54%
Green Monster Acquisition, LLC	First lien senior secured revolving loan	S +	6.00%	9.93%	7/28/2023	12/28/2026	38	21	20	0.00%
Green Monster Acquisition, LLC	First lien senior secured term loan	S +	6.00%	9.93%	7/28/2023	12/28/2026	1,128	1,126	1,118	0.04%
Innovative Discovery Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.14%	12/31/2025	12/31/2030	8,901	(60)	(31)	0.00%
Innovative Discovery Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.14%	12/31/2025	12/31/2030	16,834	16,610	16,713	0.62%
NEPEZ Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	8.99%	6/26/2026	6/28/2032	5,726	(29)	(29)	0.00%
NEPEZ Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.99%	6/26/2026	6/26/2032	2,969	(30)	(30)	0.00%
NEPEZ Acquisition, LLC	First lien senior secured term loan	S +	5.25%	8.99%	6/26/2026	6/26/2032	9,734	9,637	9,637	0.36%
Nimlok Company, LLC	First lien senior secured term loan	S +	5.25%	8.91%	11/3/2025	11/27/2027	30,272	30,124	30,151	1.12%
Polaris Labs Acquisition, LLC	First lien senior secured term loan	S +	5.00%	8.70%	9/17/2024	9/17/2029	6,345	6,257	6,267	0.23%
Precision Point Metrics, Inc	First lien senior secured delayed draw term loan	S +	5.00%	8.70%	7/1/2025	7/1/2031	7,229	4,093	4,107	0.15%
Precision Point Metrics, Inc	First lien senior secured term loan	S +	5.00%	8.70%	7/1/2025	7/1/2031	8,075	7,971	7,985	0.30%
Quality Liaison Services of North America, Inc (6)	First lien senior secured revolving loan	S +	6.00%	9.82%	5/2/2023	5/2/2028	1,629	(18)	(18)	0.00%
Quality Liaison Services of North America, Inc	First lien senior secured term loan	S +	6.00%	9.81%	5/2/2023	5/2/2028	12,136	12,002	12,006	0.45%
Rapid Fire Safety and Security, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.91%	2/27/2026	1/2/2030	10,576	330	348	0.01%
Rapid Fire Safety and Security, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.95%	1/2/2025	1/2/2030	5,426	5,359	5,372	0.20%
Rapid Fire Safety and Security, LLC	First lien senior secured term loan	S +	5.25%	8.97%	1/2/2025	1/2/2030	4,543	4,486	4,498	0.17%
Superscapes Holdco, LLC	First lien senior secured term loan	S +	5.50%	9.23%	4/7/2025	4/7/2030	17,728	17,519	17,547	0.65%
TCG Services, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	7/31/2025	7/31/2031	7,250	(46)	(32)	0.00%
TCG Services, LLC	First lien senior secured term loan	S +	5.50%	9.17%	7/31/2025	7/31/2031	7,376	7,281	7,293	0.27%
								160,035	158,819	5.90%
Construction and engineering
AKS Engineering and Forestry, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.48%	5/1/2026	1/7/2031	$1,104	$1,093	$1,093	0.04%
AKS Engineering and Forestry, LLC	First lien senior secured term loan	S +	4.75%	8.48%	1/7/2025	1/7/2031	19,728	19,501	19,530	0.73%
AKS Engineering and Forestry, LLC	First lien senior secured term loan	S +	4.75%	8.48%	10/2/2025	1/7/2031	4,258	4,203	4,215	0.16%
BCI Burke Holding Corp	First lien senior secured delayed draw term loan	S +	5.75%	9.39%	7/28/2023	12/14/2027	1,421	1,413	1,415	0.05%
BCI Burke Holding Corp (6)	First lien senior secured delayed draw term loan	S +	5.75%	9.39%	10/10/2024	12/14/2027	6,588	(30)	(27)	0.00%
BCI Burke Holding Corp	First lien senior secured term loan	S +	5.75%	9.39%	7/28/2023	12/14/2027	5,831	5,796	5,806	0.22%
BCI Burke Holding Corp	First lien senior secured term loan	S +	5.75%	9.39%	10/10/2024	12/14/2027	10,812	10,759	10,767	0.40%
Capital Construction, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.59%	6/30/2025	10/22/2026	3,153	3,141	3,140	0.12%
Capital Construction, LLC	First lien senior secured term loan	S +	5.75%	9.59%	6/30/2025	10/22/2026	5,959	5,938	5,935	0.22%
CHS Holdco, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.73%	5/27/2025	5/27/2031	18,041	7,644	7,674	0.29%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
CHS Holdco, LLC (9)	First lien senior secured revolving loan	S +	5.00%	8.69%	5/27/2025	5/27/2031	6,089	5,709	5,719	0.21%
CHS Holdco, LLC	First lien senior secured term loan	S +	5.00%	8.73%	5/27/2025	5/27/2031	17,939	17,699	17,737	0.66%
Compass Restoration Intermediary Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.89%	1/31/2025	1/31/2030	2,487	702	711	0.03%
Compass Restoration Intermediary Holdings, LLC	First lien senior secured term loan	S +	5.25%	8.89%	1/31/2025	1/31/2030	6,888	6,774	6,796	0.25%
Highland Acquisition, Inc	First lien senior secured revolving loan	S +	5.75%	9.44%	7/28/2023	3/9/2027	2,213	983	982	0.04%
Highland Acquisition, Inc	First lien senior secured term loan	S +	5.75%	9.41%	7/28/2023	3/9/2027	10,685	10,619	10,615	0.39%
Ironhorse Purchaser dba Mersino, Inc	First lien senior secured delayed draw term loan	S +	6.00%	9.73%	9/30/2022	9/30/2027	8,503	8,434	8,426	0.31%
Ironhorse Purchaser dba Mersino, Inc (6)	First lien senior secured delayed draw term loan	S +	6.00%	9.73%	4/15/2026	3/31/2029	730	(7)	(7)	0.00%
Ironhorse Purchaser dba Mersino, Inc	First lien senior secured term loan	S +	6.00%	9.73%	9/30/2022	3/31/2029	32,463	32,263	32,219	1.20%
Redwood Buyer, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.48%	1/3/2025	1/3/2030	7,615	(107)	(99)	0.00%
Redwood Buyer, LLC	First lien senior secured term loan	S +	4.75%	8.48%	1/3/2025	1/3/2030	8,983	8,852	8,862	0.33%
Rose Paving, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.64%	11/27/2024	11/7/2029	3,695	3,657	3,661	0.14%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	8.64%	5/1/2024	11/7/2029	1,759	1,733	1,742	0.06%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	8.64%	11/27/2024	11/7/2029	12,958	12,826	12,836	0.48%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	8.64%	3/10/2026	11/7/2029	2,000	1,982	1,981	0.07%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	8.64%	11/7/2022	11/7/2029	16,987	16,737	16,827	0.63%
								188,314	188,556	7.03%
Containers and packaging
Bulk Lift International, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.48%	3/2/2026	11/15/2029	$9,278	$9,025	$9,025	0.34%
Bulk Lift International, LLC	First lien senior secured term loan	S +	5.75%	9.48%	3/2/2026	11/15/2029	16,061	15,947	15,947	0.59%
Innovative FlexPak, LLC (8)	First lien senior secured delayed draw term loan	20.00% PIK		20.00%	7/31/2025	1/23/2027	493	382	138	0.01%
Innovative FlexPak, LLC (8)	First lien senior secured revolving loan	S +	7.00%	10.76%	7/28/2023	1/23/2027	627	512	233	0.01%
Innovative FlexPak, LLC (8)	First lien senior secured term loan	S +	7.00%	10.76%	7/28/2023	1/23/2027	2,616	2,274	1,109	0.04%
Innovative FlexPak, LLC (8)	First lien senior secured term loan	20.00% PIK		20.00%	7/28/2023	1/23/2027	989	567	419	0.02%
Johns Byrne LLC	First lien senior secured delayed draw term loan	S +	6.25%	9.98%	8/31/2023	8/31/2029	2,562	2,529	2,530	0.09%
Johns Byrne LLC	First lien senior secured term loan	S +	6.25%	9.98%	8/31/2023	8/31/2029	9,252	9,115	9,120	0.34%
K-1 Packaging Group LLC	First lien senior secured revolving loan	S +	6.25%	9.99%	10/6/2022	10/6/2027	6,748	463	466	0.02%
K-1 Packaging Group LLC	First lien senior secured term loan	S +	6.25%	10.24%	10/6/2022	10/6/2027	30,606	30,376	30,396	1.13%
MRC Keeler Acquisition LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.38%	7/28/2023	6/4/2027	4	4	4	0.00%
MRC Keeler Acquisition LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.38%	7/28/2023	6/4/2027	150	—	(2)	0.00%
MRC Keeler Acquisition LLC	First lien senior secured term loan	S +	5.50%	9.38%	7/28/2023	6/4/2027	908	908	894	0.03%
SCP Cold Chain Packaging Buyer Corp (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.73%	6/27/2025	6/27/2031	7,248	(38)	(23)	0.00%
SCP Cold Chain Packaging Buyer Corp	First lien senior secured term loan	S +	5.00%	8.73%	6/27/2025	6/27/2031	19,015	18,809	18,844	0.70%
Sixarp, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	8.98%	9/22/2025	8/5/2029	1,722	(14)	(11)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Sixarp, LLC	First lien senior secured term loan	S +	5.25%	8.98%	9/22/2025	8/5/2029	20,306	20,142	20,179	0.75%
Vanguard Packaging, LLC	First lien senior secured revolving loan	S +	5.50%	9.26%	3/29/2024	2/9/2028	4,408	714	715	0.03%
Vanguard Packaging, LLC	First lien senior secured term loan	S +	5.50%	9.26%	3/29/2024	2/9/2028	10,000	9,981	9,929	0.37%
								121,696	119,912	4.47%
Distributors
RTP Acquisition, LLC (6)	First lien senior secured revolving loan	S +	7.00% + 2.25% PIK	13.18%	7/28/2023	8/17/2028	$42	$4	$(7)	0.00%
RTP Acquisition, LLC	First lien senior secured term loan	S +	7.00% + 2.25% PIK	13.18%	7/28/2023	8/17/2028	3,049	2,960	2,211	0.08%
								2,964	2,204	0.08%
Diversified consumer services
50Floor, LLC	First lien senior secured revolving loan	S +	6.00% PIK	9.85%	7/28/2023	3/31/2028	$216	$15	$7	0.00%
50Floor, LLC	First lien senior secured term loan	S +	6.00% PIK	9.85%	7/28/2023	3/31/2028	1,156	1,145	1,101	0.04%
ACES Intermediate, Inc	First lien senior secured term loan	S +	5.25%	9.01%	7/27/2022	7/27/2027	42,995	42,659	42,805	1.59%
Arctic Acquisition Sub, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	9.48%	6/3/2026	6/3/2031	10,574	(78)	(78)	0.00%
Arctic Acquisition Sub, LLC (6)	First lien senior secured revolving loan	S +	5.75%	9.48%	6/3/2026	6/3/2031	1,209	(18)	(18)	0.00%
Arctic Acquisition Sub, LLC	First lien senior secured term loan	S +	5.75%	9.48%	6/3/2026	6/3/2031	7,739	7,625	7,622	0.28%
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.73%	4/25/2023	4/25/2028	7,100	7,002	7,029	0.26%
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.71%	5/7/2024	4/25/2028	8,410	8,303	8,327	0.31%
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	9/19/2025	4/25/2028	32,224	18,471	18,498	0.69%
CL Services Acquisition, LLC	First lien senior secured term loan	S +	5.00%	8.66%	4/25/2023	4/25/2028	13,520	13,318	13,385	0.50%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.73%	9/20/2023	12/30/2028	6,639	6,575	6,589	0.25%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.73%	12/30/2022	12/30/2028	6,860	6,786	6,808	0.25%
Esquire Deposition Solutions, LLC	First lien senior secured term loan	S +	5.00%	8.73%	12/30/2022	12/30/2028	47,507	46,976	47,144	1.75%
Foundation Repair Purchaser, INC. (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.48%	1/20/2026	1/20/2032	15,220	(89)	(55)	0.00%
Foundation Repair Purchaser, INC.	First lien senior secured term loan	S +	4.75%	8.48%	1/20/2026	1/20/2032	4,699	4,645	4,653	0.17%
Harley Exteriors Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.16%	8/2/2024	8/1/2029	3,915	2,758	2,762	0.10%
Harley Exteriors Acquisition, LLC	First lien senior secured revolving loan	S +	5.50%	9.20%	8/2/2024	8/2/2029	1,322	863	864	0.03%
Harley Exteriors Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.16%	8/2/2024	8/2/2029	8,396	8,274	8,284	0.31%
Home Brands Group Holdings, Inc	First lien senior secured term loan	S +	5.25%	8.89%	7/28/2023	1/8/2028	11,957	11,916	11,900	0.44%
HTI Intermediate, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.68%	3/1/2024	3/1/2030	2,337	2,304	2,310	0.09%
HTI Intermediate, LLC	First lien senior secured revolving loan	S +	5.00%	10.40%	3/1/2024	3/1/2030	2,588	1,004	1,006	0.04%
HTI Intermediate, LLC	First lien senior secured term loan	S +	5.00%	8.68%	7/2/2025	3/1/2030	1,764	1,742	1,744	0.06%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
HTI Intermediate, LLC	First lien senior secured term loan	S +	5.00%	8.68%	1/16/2026	3/1/2030	1,495	1,475	1,478	0.05%
HTI Intermediate, LLC	First lien senior secured term loan	S +	5.00%	8.66%	3/1/2024	3/1/2030	4,983	4,915	4,927	0.18%
ISSA, LLC	First lien senior secured term loan	S +	6.25%	9.98%	7/28/2023	3/1/2028	1,810	1,800	1,792	0.07%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.40%	11/13/2023	12/29/2026	5,813	5,785	5,779	0.22%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.41%	5/23/2025	12/29/2026	8,003	4,334	4,327	0.16%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.39%	7/28/2023	12/29/2026	85	85	84	0.00%
Juniper Landscaping Holdings LLC	First lien senior secured term loan	S +	5.75%	9.39%	7/28/2023	12/29/2027	3,945	3,907	3,922	0.15%
Lawn Care Holdings Purchaser, Inc	First lien senior secured delayed draw term loan	S +	5.50%	9.23%	10/24/2023	10/24/2028	4,497	4,428	4,469	0.17%
Lawn Care Holdings Purchaser, Inc	First lien senior secured delayed draw term loan	S +	5.50%	9.23%	11/22/2024	10/24/2028	13,852	9,910	9,926	0.37%
Lawn Care Holdings Purchaser, Inc	First lien senior secured term loan	S +	5.50%	9.23%	10/24/2023	10/24/2028	7,084	7,000	7,040	0.26%
PPW Acquisition, LLC	First lien senior secured revolving loan	S +	6.75%	10.73%	7/28/2023	3/31/2028	38	18	17	0.00%
PPW Acquisition, LLC	First lien senior secured term loan	S +	4.25% + 2.50% PIK	10.74%	7/28/2023	3/31/2028	627	619	604	0.02%
Premier Early Childhood Education Partners LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.92%	5/1/2026	11/22/2028	12,477	(87)	(87)	0.00%
Premier Early Childhood Education Partners LLC	First lien senior secured term loan	S +	5.00%	8.92%	5/1/2026	11/22/2028	34,789	34,543	34,539	1.29%
Therapy Spot Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	4.50%	8.23%	2/20/2026	2/20/2031	7,422	(43)	(27)	0.00%
Therapy Spot Acquisition, LLC	First lien senior secured term loan	S +	4.50%	8.23%	2/20/2026	2/20/2031	4,367	4,317	4,324	0.16%
TSR Concrete Intermediate, LLC	First lien senior secured delayed draw term loan	S +	4.50%	8.19%	12/31/2025	12/31/2031	12,868	1,862	1,894	0.07%
TSR Concrete Intermediate, LLC	First lien senior secured term loan	S +	4.50%	8.35%	12/31/2025	12/31/2031	25,186	24,960	25,009	0.93%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.93%	7/28/2023	3/23/2027	370	369	369	0.01%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.93%	12/11/2025	3/23/2027	8,020	4,371	4,383	0.16%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.93%	7/28/2023	3/23/2027	1,215	1,211	1,213	0.05%
United Land Services Opco Parent, LLC	First lien senior secured term loan	S +	6.00%	9.93%	7/28/2023	3/23/2027	347	345	346	0.01%
								308,320	309,015	11.49%
Diversified financial services
Allied Credit Acquisition Corp (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.48%	3/23/2026	3/23/2032	$7,544	$(45)	$(28)	0.00%
Allied Credit Acquisition Corp	First lien senior secured term loan	S +	4.75%	8.48%	3/23/2026	3/23/2032	14,770	14,587	14,622	0.54%
								14,542	14,594	0.54%
Electrical equipment
AEP Passion Intermediate Holdings, Inc	First lien senior secured delayed draw term loan	S +	6.50%	10.24%	7/28/2023	10/5/2027	$73	$73	$72	0.00%
AEP Passion Intermediate Holdings, Inc	First lien senior secured revolving loan	S +	1.75% + 4.75% PIK	10.31%	7/28/2023	10/5/2027	49	9	9	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
AEP Passion Intermediate Holdings, Inc	First lien senior secured term loan	S +	1.75% + 4.75% PIK	10.32%	7/28/2023	10/5/2027	1,316	1,304	1,302	0.05%
BPCP NSA Intermedco, Inc	First lien senior secured delayed draw term loan	S +	4.75%	8.48%	12/15/2025	5/17/2030	8,943	3,945	3,979	0.15%
BPCP NSA Intermedco, Inc	First lien senior secured delayed draw term loan	S +	4.75%	8.39%	5/17/2024	5/17/2030	12,143	12,012	12,087	0.45%
BPCP NSA Intermedco, Inc	First lien senior secured term loan	S +	4.75%	8.39%	5/17/2024	5/17/2030	36,431	36,062	36,264	1.35%
Raffel Systems, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.23%	3/24/2026	3/24/2032	9,408	(68)	(47)	0.00%
Raffel Systems, LLC	First lien senior secured term loan	S +	5.50%	9.23%	3/24/2026	3/24/2032	11,385	11,219	11,243	0.42%
Sure Power, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.48%	4/21/2026	4/21/2032	1,430	(14)	(14)	0.00%
Sure Power, LLC	First lien senior secured term loan	S +	4.75%	8.48%	4/21/2026	4/21/2032	7,305	7,234	7,233	0.27%
WCI Volt Purchaser, LLC	First lien senior secured term loan	S +	4.75%	8.51%	9/15/2022	9/15/2029	14,716	14,588	14,642	0.53%
SENS Intermediate Holdings LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.48%	3/10/2025	3/10/2031	3,468	(20)	(14)	0.00%
SENS Intermediate Holdings LLC	First lien senior secured term loan	S +	4.75%	8.48%	3/10/2025	3/10/2031	9,704	9,584	9,601	0.36%
Sure Power, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.48%	4/21/2026	4/21/2032	3,010	(15)	(15)	0.00%
								95,913	96,342	3.58%
Electronic equipment, instruments and components
ADC Purchaser Inc	First lien senior secured revolving loan	S +	4.50%	8.16%	7/16/2025	7/16/2031	$6,013	$2,492	$2,503	0.09%
ADC Purchaser Inc	First lien senior secured term loan	S +	4.50%	8.23%	7/16/2025	7/16/2031	30,648	30,317	30,380	1.13%
Advanced Lighting Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.14%	2/27/2025	11/22/2027	8,296	8,248	8,259	0.31%
Nelson Name Plate Company	First lien senior secured delayed draw term loan	S +	5.75%	9.74%	7/28/2023	10/18/2026	115	115	115	0.00%
Nelson Name Plate Company	First lien senior secured term loan	S +	5.75%	9.74%	7/28/2023	10/18/2026	3,404	3,394	3,396	0.13%
								44,566	44,653	1.66%
Electric utilities
T&D AcquisitionCo, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.64%	6/12/2026	6/12/2032	6,042	(37)	(37)	0.00%
T&D AcquisitionCo, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.64%	6/12/2026	6/12/2032	1,813	(22)	(22)	0.00%
T&D AcquisitionCo, LLC	First lien senior secured term loan	S +	5.00%	8.64%	6/12/2026	6/12/2032	10,201	10,074	10,073	0.37%
								10,015	10,014	0.37%
Food and staples retailing
Ever Fresh Fruit Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.24%	6/5/2024	11/17/2028	$1,344	$1,330	$1,331	0.05%
Ever Fresh Fruit Company, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.24%	11/17/2023	11/17/2028	1,380	(17)	(14)	0.00%
Ever Fresh Fruit Company, LLC	First lien senior secured term loan	S +	6.50%	10.24%	11/17/2023	11/17/2028	7,178	7,079	7,107	0.26%
Mad Rose Company, LLC	First lien senior secured term loan	S +	6.50%	10.43%	7/28/2023	11/7/2026	2,854	2,851	2,846	0.11%
NutriScience Innovations, LLC	First lien senior secured term loan	S +	6.00%	9.70%	7/28/2023	6/30/2027	1,332	1,326	1,327	0.05%
Premier Produce One, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.99%	3/21/2025	3/21/2030	4,251	4,190	4,236	0.16%
Premier Produce One, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	8.99%	11/24/2025	9/21/2030	10,460	(57)	(36)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Premier Produce One, LLC	First lien senior secured term loan	S +	5.25%	8.99%	3/21/2025	9/21/2030	5,625	5,545	5,571	0.21%
Premier Produce One, LLC	First lien senior secured term loan	S +	5.25%	8.99%	11/24/2025	9/21/2030	13,646	13,496	13,514	0.50%
Qin's Buffalo, LLC	First lien senior secured delayed draw term loan	S +	2.00% + 4.00% PIK	9.66%	7/28/2023	5/5/2027	74	73	71	0.00%
Qin's Buffalo, LLC	First lien senior secured delayed draw term loan	S +	2.00% + 4.00% PIK	9.66%	5/24/2024	5/5/2027	5,483	5,453	5,312	0.20%
Qin's Buffalo, LLC	First lien senior secured revolving loan	S +	2.00% + 4.00% PIK	9.66%	7/28/2023	5/5/2028	38	37	36	0.00%
Qin's Buffalo, LLC	First lien senior secured term loan	S +	2.00% + 4.00% PIK	9.66%	7/28/2023	5/5/2028	519	516	503	0.02%
SCP Beverage Buyer, LLC	First lien senior secured revolving loan	S +	6.00%	9.93%	7/28/2023	5/24/2028	38	37	37	0.00%
SCP Beverage Buyer, LLC	First lien senior secured term loan	S +	6.00%	9.93%	7/28/2023	5/24/2028	8,202	8,166	8,152	0.30%
TruSource Foods LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.73%	8/1/2025	8/1/2031	3,317	3,270	3,276	0.12%
TruSource Foods LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.73%	12/5/2025	8/1/2031	2,510	(34)	(31)	0.00%
TruSource Foods LLC	First lien senior secured term loan	S +	5.00%	8.73%	8/1/2025	8/1/2031	9,554	9,421	9,435	0.35%
Universal Pure, LLC	First lien senior secured delayed draw term loan	S +	4.25% + 2.00% PIK	10.13%	10/31/2022	10/31/2028	369	363	363	0.01%
Universal Pure, LLC (10)	First lien senior secured revolving loan	S +	4.25% + 2.00% PIK	10.13%	10/31/2022	10/31/2028	7,297	6,996	7,000	0.26%
Universal Pure, LLC	First lien senior secured term loan	S +	4.25%	8.13%	4/3/2026	10/31/2028	643	627	631	0.02%
Universal Pure, LLC	First lien senior secured term loan	S +	4.25% + 2.00% PIK	10.13%	10/31/2022	10/31/2028	17,718	17,390	17,392	0.65%
								88,058	88,059	3.27%
Food products
BPCP WLF Intermedco LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.13%	12/20/2024	8/19/2028	$7,601	$5,410	$5,418	0.20%
BPCP WLF Intermedco LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.12%	8/19/2022	8/19/2028	5,798	5,724	5,759	0.21%
BPCP WLF Intermedco LLC	First lien senior secured term loan	S +	6.25%	10.13%	8/19/2022	8/19/2028	24,007	23,722	23,846	0.89%
Icelandirect, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.92%	12/31/2025	7/31/2029	2,858	2,037	2,042	0.08%
Icelandirect, LLC	First lien senior secured term loan	S +	5.25%	8.98%	12/31/2025	7/31/2029	1,924	1,908	1,910	0.07%
Starwest Botanicals Acquisition, LLC	First lien senior secured revolving loan	S +	5.25%	9.01%	7/28/2023	4/30/2028	174	171	138	0.01%
Starwest Botanicals Acquisition, LLC	First lien senior secured term loan	S +	5.25%	9.01%	7/28/2023	4/30/2028	779	761	619	0.02%
Sun Orchard, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.16%	8/2/2024	7/8/2028	6,063	5,990	6,022	0.22%
Sun Orchard, LLC	First lien senior secured term loan	S +	5.50%	9.16%	7/8/2022	1/8/2029	34,360	33,950	34,130	1.27%
Treat Planet Acquisition, LLC	First lien senior secured term loan	S +	6.00%	9.73%	1/11/2023	1/11/2028	8,231	8,136	8,195	0.30%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Treat Planet Acquisition, LLC	First lien senior secured term loan	S +	6.00%	9.73%	3/7/2025	1/11/2028	5,472	5,441	5,448	0.20%
Westminster Cracker Company, Inc	First lien senior secured revolving loan	S +	6.25%	10.07%	8/30/2023	3/31/2027	460	228	228	0.01%
Westminster Cracker Company, Inc	First lien senior secured term loan	S +	6.25%	10.07%	8/30/2023	3/31/2027	9,440	9,401	9,360	0.35%
								102,879	103,115	3.83%
Gas utilities
Hydromax USA, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.82%	7/28/2023	12/30/2027	$108	$107	$108	0.00%
Hydromax USA, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.80%	6/3/2025	6/3/2027	1,296	1,098	1,099	0.04%
Hydromax USA, LLC	First lien senior secured term loan	S +	5.00%	8.82%	7/28/2023	12/30/2027	1,170	1,152	1,166	0.04%
								2,357	2,373	0.08%
Health care equipment and supplies
3BC Matrix Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.14%	5/13/2025	5/13/2030	$4,742	$4,665	$4,671	0.17%
626 Holdings Equity LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.68%	7/28/2023	2/14/2028	219	217	216	0.01%
626 Holdings Equity LLC	First lien senior secured revolving loan	S +	5.75%	9.90%	7/28/2023	2/14/2028	75	74	74	0.00%
626 Holdings Equity LLC	First lien senior secured term loan	S +	5.75%	9.68%	7/28/2023	2/14/2028	853	845	843	0.03%
AHP Caliber Purchaser, Inc	First lien senior secured term loan	S +	4.75%	8.48%	4/8/2026	4/8/2032	6,072	5,999	5,999	0.22%
Alcresta Buyer, Inc	First lien senior secured delayed draw term loan	S +	5.25%	8.95%	12/4/2025	3/12/2031	36,279	13,543	13,612	0.51%
Alcresta Buyer, Inc	First lien senior secured term loan	S +	5.25%	8.92%	3/12/2024	3/12/2031	27,964	27,590	27,769	1.03%
EMSAR Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.50% PIK	10.49%	7/28/2023	9/30/2027	236	233	208	0.01%
EMSAR Acquisition LLC	First lien senior secured revolving loan	S +	6.50% PIK	11.51%	7/28/2023	9/30/2027	146	91	75	0.00%
EMSAR Acquisition LLC	First lien senior secured term loan	S +	6.50% PIK	10.49%	7/28/2023	9/30/2027	1,147	1,141	1,012	0.04%
EMSAR Acquisition LLC	First lien senior secured term loan	20.00% PIK		20.00%	3/4/2026	9/30/2027	173	171	152	0.01%
Medical Technology Associates, LLC	First lien senior secured term loan	S +	5.50%	9.23%	7/25/2022	7/25/2028	28,136	27,855	27,991	1.04%
Nasco Healthcare Inc.	First lien senior secured term loan	S +	5.75%	9.41%	12/13/2024	6/30/2028	11,616	11,549	11,560	0.43%
NWI Merger Sub, Inc	First lien senior secured delayed draw term loan	S +	5.00%	8.68%	12/4/2024	12/4/2029	6,438	1,199	1,206	0.04%
NWI Merger Sub, Inc	First lien senior secured term loan	S +	5.00%	8.64%	12/4/2024	12/4/2029	16,699	16,481	16,493	0.61%
SCA Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.43%	7/28/2023	1/20/2027	274	271	252	0.01%
SCA Buyer, LLC	First lien senior secured revolving loan	S +	6.50%	10.43%	7/28/2023	1/20/2027	134	132	123	0.00%
SCA Buyer, LLC	First lien senior secured term loan	S +	6.50%	10.43%	7/28/2023	1/20/2027	2,800	2,775	2,575	0.10%
SCA Buyer, LLC	First lien senior secured term loan	S +	6.50%	10.43%	12/16/2024	1/20/2027	735	729	675	0.03%
Spectrum Solutions, LLC (8)	First lien senior secured delayed draw term loan	S +	6.25%	10.24%	7/28/2023	9/30/2026	146	127	146	0.01%
Spectrum Solutions, LLC (8)	First lien senior secured delayed draw term loan	18.00% PIK		18.00%	5/3/2024	9/30/2026	294	258	291	0.01%
Spectrum Solutions, LLC (8)	First lien senior secured delayed draw term loan	18.00% PIK		18.00%	4/10/2025	9/30/2026	186	156	41	0.00%
Spectrum Solutions, LLC (6) (8)	First lien senior secured revolving loan	S +	6.25%	10.65%	7/28/2023	9/30/2026	317	262	(9)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Spectrum Solutions, LLC (8)	First lien senior secured term loan	S +	6.25%	10.24%	7/28/2023	9/30/2026	678	579	25	0.00%
Surplus Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.91%	9/30/2024	11/30/2027	4,631	4,598	4,590	0.17%
Surplus Solutions, LLC	First lien senior secured term loan	S +	5.00%	8.99%	11/30/2022	11/30/2027	17,123	16,949	16,970	0.63%
								138,489	137,560	5.11%
Health care providers and services
ACS Midco LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.43%	6/22/2026	6/22/2031	$6,058	$(34)	$(34)	0.00%
ACS Midco LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.43%	6/22/2026	6/22/2031	2,361	(27)	(27)	0.00%
ACS Midco LLC	First lien senior secured term loan	S +	4.75%	8.43%	6/22/2026	6/22/2031	7,573	7,488	7,487	0.28%
ADVI Health, LLC	First lien senior secured term loan	S +	5.25%	8.91%	5/28/2026	11/29/2027	15,293	15,236	15,236	0.57%
Advocate RCM Acquisition Corp (6)	First lien senior secured revolving loan	S +	6.25%	10.08%	12/22/2023	12/22/2026	2,902	(8)	(8)	0.00%
Advocate RCM Acquisition Corp	First lien senior secured term loan	S +	6.25%	10.08%	12/22/2023	12/22/2026	18,226	18,160	18,161	0.68%
Agility Intermediate, Inc	First lien senior secured delayed draw term loan	S +	7.00%	10.99%	7/28/2023	4/15/2027	113	113	110	0.00%
Agility Intermediate, Inc	First lien senior secured revolving loan	S +	7.00%	10.99%	7/28/2023	4/15/2027	139	112	109	0.00%
Agility Intermediate, Inc	First lien senior secured term loan	S +	7.00%	10.99%	7/28/2023	4/15/2027	247	244	239	0.01%
Aligned Dental Management Services, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.97%	2/7/2025	2/7/2030	4,964	4,892	4,898	0.18%
Aligned Dental Management Services, LLC	First lien senior secured term loan	S +	5.25%	9.24%	2/7/2025	2/7/2030	7,852	7,733	7,744	0.29%
AMCP SAMGI Intermediate, Inc (6)	First lien senior secured delayed draw term loan	S +	4.50%	8.23%	12/12/2025	12/12/2031	12,910	(73)	(45)	0.00%
AMCP SAMGI Intermediate, Inc	First lien senior secured term loan	S +	4.50%	8.23%	12/12/2025	12/12/2031	25,607	25,306	25,356	0.94%
AMCP Treatment Intermediate, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.73%	8/29/2025	8/29/2031	6,608	(57)	(45)	0.00%
AMCP Treatment Intermediate, LLC	First lien senior secured term loan	S +	5.00%	8.73%	8/29/2025	8/29/2031	17,706	17,393	17,426	0.65%
American Family Care, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.39%	9/10/2025	2/28/2029	7,325	814	797	0.03%
American Family Care, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.41%	2/29/2024	2/28/2029	3,385	3,337	3,362	0.13%
American Family Care, LLC	First lien senior secured term loan	S +	4.75%	8.48%	2/29/2024	2/28/2029	23,005	22,746	22,855	0.85%
ARC Health OPCO, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.65%	10/10/2025	10/10/2030	13,691	4,002	4,026	0.15%
ARC Health OPCO, LLC	First lien senior secured term loan	S +	5.00%	8.64%	10/10/2025	10/10/2030	9,348	9,248	9,264	0.34%
ASC Ortho Management Company, LLC (8)	First lien senior secured delayed draw term loan	S +	9.00%	12.99%	7/28/2023	12/31/2026	327	303	31	0.00%
ASC Ortho Management Company, LLC (8)	First lien senior secured revolving loan	S +	9.00%	12.99%	7/28/2023	12/31/2026	38	35	4	0.00%
ASC Ortho Management Company, LLC (8)	First lien senior secured term loan	S +	9.00%	12.99%	7/28/2023	12/31/2026	517	480	50	0.00%
Ascend Plastic Surgery Partners MSO LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.16%	5/3/2024	5/3/2029	4,948	4,881	4,882	0.18%
Ascend Plastic Surgery Partners MSO LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.23%	5/3/2024	5/3/2029	4,197	(57)	(53)	0.00%
Ascend Plastic Surgery Partners MSO LLC	First lien senior secured term loan	S +	5.50%	9.23%	5/3/2024	5/3/2029	6,756	6,658	6,665	0.25%
ASP Global Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.89%	7/31/2024	7/31/2029	18,998	13,254	13,273	0.49%
ASP Global Holdings, LLC	First lien senior secured revolving loan	S +	5.25%	8.89%	7/31/2024	7/31/2029	6,555	6,471	6,478	0.24%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
ASP Global Holdings, LLC	First lien senior secured term loan	S +	5.25%	8.89%	7/31/2024	7/31/2029	40,352		39,825	39,874	1.48%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.23%	7/28/2023	12/14/2026	808		807	808	0.03%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.22%	6/27/2025	12/14/2026	10,307		10,282	10,302	0.38%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	9/12/2025	12/14/2026	13,659		2,808	2,819	0.10%
Beacon Oral Specialists Management LLC	First lien senior secured term loan	S +	5.50%	9.23%	7/28/2023	12/14/2026	891		888	890	0.03%
Beghou Consulting, LLC	First lien senior secured term loan	S +	4.75%	8.48%	5/1/2023	5/1/2028	15,002		14,812	14,815	0.55%
BPCP EE Intermedco LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.13%	4/3/2023	4/3/2028	2,008		1,986	1,987	0.07%
BPCP EE Intermedco LLC	First lien senior secured revolving loan	S +	6.25%	10.07%	4/3/2023	4/3/2028	2,244		938	939	0.03%
BPCP EE Intermedco LLC	First lien senior secured term loan	S +	6.25%	10.13%	4/3/2023	4/3/2028	6,331		6,255	6,257	0.23%
Brightview, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.40%	3/30/2026	12/14/2029	16,776		12,495	12,535	0.47%
Brightview, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.39%	3/30/2026	12/14/2029	4,364		(20)	(22)	0.00%
Brightview, LLC	First lien senior secured term loan	S +	4.75%	8.39%	3/30/2026	12/14/2029	17,394		17,229	17,264	0.64%
Canadian Orthodontic Partners Corp (6)(7)(8)	First lien senior secured delayed draw term loan	T +	9.00%	11.64%	4/5/2024	12/31/2026	C$	12	(6)	—	0.00%
Canadian Orthodontic Partners Corp (6)(7)(8)	First lien senior secured delayed draw term loan	T +	9.00% PIK	11.64%	7/28/2023	12/31/2026	C$	29	—	(18)	0.00%
Canadian Orthodontic Partners Corp (7)(8)	First lien senior secured delayed draw term loan	T +	9.00%	12.99%	7/28/2023	12/31/2026	C$	394	259	29	0.00%
Canadian Orthodontic Partners Corp (7)(8)	First lien senior secured revolving loan	T +	9.00%	11.64%	7/28/2023	12/31/2026	C$	264	173	19	0.00%
Canadian Orthodontic Partners Corp (7)(8)	First lien senior secured revolving loan	T +	9.00%	11.64%	3/19/2021	12/31/2026	C$	122	140	9	0.00%
Canadian Orthodontic Partners Corp (8)	First lien senior secured revolving loan	T +	9.00%	12.99%	7/28/2023	12/31/2026	107		91	11	0.00%
Canadian Orthodontic Partners Corp (8)	First lien senior secured revolving loan	T +	9.00% PIK	12.99%	3/19/2021	12/31/2026	54		46	6	0.00%
Canadian Orthodontic Partners Corp (7)(8)	First lien senior secured term loan	T +	9.00%	11.64%	7/28/2023	12/31/2026	C$	324	209	24	0.00%
Captive Radiology Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	4/29/2026	4/29/2031	5,555		886	889	0.03%
Captive Radiology Acquisition, LLC	First lien senior secured term loan	S +	5.00%	8.67%	4/29/2026	4/29/2031	3,231		3,191	3,191	0.12%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S +	5.25%	9.13%	5/16/2025	2/2/2029	3,528		3,497	3,504	0.13%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S +	5.25%	9.13%	8/2/2022	2/2/2029	31,320		30,922	31,106	1.16%
CNS Purchaser, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.23%	12/30/2024	12/30/2029	10,997		10,867	10,885	0.41%
CNS Purchaser, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.23%	1/13/2026	12/30/2029	17,376		(96)	(95)	0.00%
CNS Purchaser, LLC	First lien senior secured term loan	S +	5.50%	9.23%	12/30/2024	12/30/2029	42,110		41,645	41,704	1.55%
Community Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.76%	7/28/2023	9/30/2026	161		161	161	0.01%
Community Care Partners, LLC	First lien senior secured revolving loan	S +	6.00%	9.76%	7/28/2023	9/30/2026	75		75	75	0.00%
Community Care Partners, LLC	First lien senior secured term loan	S +	6.00%	9.76%	7/28/2023	9/30/2026	920		919	917	0.03%
DASCO HME, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.19%	6/6/2025	6/6/2030	5,339		1,096	1,103	0.04%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
DASCO HME, LLC	First lien senior secured term loan	S +	5.50%	9.23%	6/6/2025	6/6/2030	17,642	17,388	17,415	0.65%
Dermatology Medical Partners OpCo LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.49%	7/28/2023	10/29/2026	63	63	63	0.00%
Dermatology Medical Partners OpCo LLC	First lien senior secured revolving loan	S +	6.50%	10.49%	7/28/2023	10/29/2026	38	29	29	0.00%
Dermatology Medical Partners OpCo LLC	First lien senior secured term loan	S +	6.50%	10.49%	7/28/2023	10/29/2026	252	251	251	0.01%
EH Management Company, LLC	First lien senior secured term loan	S +	4.50%	8.23%	12/30/2025	7/15/2028	23,605	23,496	23,533	0.88%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.23%	4/9/2024	11/2/2027	6,803	6,751	6,760	0.25%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.23%	11/2/2022	11/2/2027	16,370	16,258	16,266	0.61%
Endodontic Practice Partners, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.23%	2/14/2025	11/2/2027	4,130	(26)	(26)	0.00%
Endodontic Practice Partners, LLC	First lien senior secured term loan	S +	5.50%	9.23%	11/2/2022	11/2/2027	14,901	14,788	14,806	0.55%
ExperCare Management, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.73%	4/8/2026	4/8/2031	5,555	(40)	(40)	0.00%
ExperCare Management, LLC	First lien senior secured term loan	S +	5.00%	8.73%	4/8/2026	4/8/2031	5,372	5,295	5,294	0.20%
First Steps Recovery Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.48%	11/18/2025	11/18/2030	18,828	(104)	(65)	0.00%
First Steps Recovery Acquisition, LLC	First lien senior secured term loan	S +	4.75%	8.48%	11/18/2025	11/18/2030	15,164	14,997	15,024	0.56%
FYZICAL Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	9.14%	6/26/2024	6/26/2028	2,710	1,574	1,576	0.06%
FYZICAL Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.14%	6/26/2024	6/26/2028	18,624	18,422	18,438	0.69%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured term loan	S +	5.50%	9.23%	7/28/2023	6/21/2027	18,720	18,608	18,613	0.69%
Golden Bear PT Partners, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.98%	7/28/2023	10/22/2027	172	170	170	0.01%
Golden Bear PT Partners, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	8.98%	5/15/2026	10/22/2027	6,114	(14)	(14)	0.00%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S +	5.25%	8.89%	5/15/2026	10/22/2027	663	660	660	0.02%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S +	5.25%	8.98%	7/28/2023	10/22/2027	1,468	1,461	1,462	0.05%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.26%	7/28/2023	8/20/2026	363	362	361	0.01%
Guardian Dentistry Practice Management, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.26%	2/27/2026	8/20/2027	10,617	(82)	(40)	0.00%
Guardian Dentistry Practice Management, LLC	First lien senior secured term loan	S +	5.50%	9.26%	7/28/2023	8/20/2027	378	378	377	0.01%
H2 Holdco, Inc	First lien senior secured delayed draw term loan	S +	6.00%	10.17%	5/5/2023	5/5/2028	7,109	7,004	7,054	0.26%
H2 Holdco, Inc	First lien senior secured delayed draw term loan	S +	6.00%	9.95%	6/25/2024	5/5/2028	18,804	18,632	18,658	0.69%
H2 Holdco, Inc	First lien senior secured delayed draw term loan	S +	6.00%	9.68%	12/20/2024	5/5/2028	7,560	365	378	0.01%
H2 Holdco, Inc	First lien senior secured term loan	S +	6.00%	10.17%	5/5/2023	5/5/2028	17,702	17,386	17,564	0.65%
H2 Holdco, Inc	First lien senior secured term loan	S +	6.00%	9.93%	12/20/2024	5/5/2028	894	886	887	0.03%
IMA Group Management Company, LLC	First lien senior secured delayed draw term loan	S +	6.75%	10.41%	7/28/2023	6/30/2028	10	10	10	0.00%
IMA Group Management Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.75%	10.41%	9/25/2025	6/30/2028	4,088	(25)	(20)	0.00%
IMA Group Management Company, LLC	First lien senior secured revolving loan	S +	6.75%	10.41%	7/28/2023	6/30/2028	35	31	31	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
IMA Group Management Company, LLC	First lien senior secured term loan	S +	6.75%	10.41%	7/28/2023	6/30/2028	1,534	1,519	1,526	0.06%
Innovate 32 Services, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.31%	10/29/2025	10/29/2031	19,773	19,490	19,678	0.73%
Innovate 32 Services, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.16%	6/24/2026	10/29/2031	5,964	(45)	(45)	0.00%
Innovate 32 Services, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.16%	6/4/2026	10/29/2031	485	(7)	(5)	0.00%
Innovate 32 Services, LLC	First lien senior secured term loan	S +	5.50%	9.16%	10/29/2025	10/29/2031	6,507	6,415	6,446	0.24%
Innovate 32 Services, LLC	First lien senior secured term loan	S +	5.50%	9.36%	6/24/2026	10/29/2031	1,514	1,491	1,491	0.06%
Inreach Intermediate Holdings II, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.48%	12/11/2025	12/11/2030	5,033	(34)	(24)	0.00%
Inreach Intermediate Holdings II, LLC	First lien senior secured term loan	S +	4.75%	8.48%	12/11/2025	12/11/2030	9,970	9,834	9,847	0.37%
IPC Pain Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.14%	5/19/2022	5/19/2027	9,585	9,562	9,565	0.36%
IPC Pain Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.14%	12/22/2025	5/19/2027	2,589	2,578	2,583	0.10%
IPC Pain Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.14%	5/19/2022	5/19/2027	2,821	2,810	2,815	0.10%
LSOMS Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.73%	4/15/2026	4/15/2032	5,555	(33)	(33)	0.00%
LSOMS Acquisition, LLC	First lien senior secured term loan	S +	5.00%	8.73%	4/15/2026	4/15/2032	2,585	2,554	2,553	0.09%
MedOne LC	First lien senior secured term loan	S +	4.75%	8.48%	4/9/2026	4/9/2032	16,264	16,108	16,107	0.60%
MS Pain, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.23%	12/4/2024	12/4/2029	6,027	4,011	4,017	0.15%
MS Pain, LLC	First lien senior secured revolving loan	S +	5.50%	9.19%	12/4/2024	12/4/2029	861	433	434	0.02%
MS Pain, LLC	First lien senior secured term loan	S +	5.50%	9.23%	12/4/2024	12/4/2029	3,330	3,281	3,285	0.12%
MWEC Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.14%	2/14/2023	2/14/2028	751	744	746	0.03%
MWEC Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.14%	7/3/2024	2/14/2028	2,532	907	909	0.03%
MWEC Management, LLC	First lien senior secured term loan	S +	5.50%	9.14%	2/14/2023	2/14/2028	14,625	14,464	14,536	0.54%
Network Partners Acquisitions, LLC	First lien senior secured term loan	S +	6.00%	9.99%	7/28/2023	12/30/2026	158	158	158	0.01%
New SEES Holdings, LLC	First lien senior secured term loan	S +	2.25% + 5.00% PIK	10.98%	10/31/2025	6/30/2028	6,057	4,906	5,526	0.21%
OneCare LTC, LLC	First lien senior secured term loan	S +	5.50%	9.16%	11/14/2025	11/14/2028	18,179	18,003	18,025	0.67%
P1 DENTAL MSO, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.97%	1/31/2025	1/31/2030	5,087	3,506	3,512	0.13%
P1 DENTAL MSO, LLC	First lien senior secured term loan	S +	5.25%	8.91%	1/31/2025	1/31/2030	18,924	18,657	18,677	0.69%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	10.74%	7/28/2023	7/31/2026	635	633	572	0.02%
Peak Dental Services, LLC	First lien senior secured revolving loan	S +	6.75%	10.66%	7/28/2023	6/30/2026	144	143	129	0.00%
Peak Dental Services, LLC	First lien senior secured term loan	S +	6.75%	10.74%	7/28/2023	6/30/2026	696	692	626	0.02%
Peak Investment Holdings, LLC	First lien senior secured revolving loan	S +	7.50%	11.49%	7/28/2023	12/31/2026	372	306	301	0.01%
Peak Investment Holdings, LLC	First lien senior secured term loan	S +	7.50%	11.49%	7/28/2023	12/31/2026	1,406	1,402	1,384	0.05%
Periscope MAS Buyer, Inc	First lien senior secured term loan	S +	5.25%	8.91%	5/5/2026	5/5/2031	7,021	6,918	6,918	0.26%
PharmaForceIQ INC.	First lien senior secured term loan	S +	5.25%	8.91%	8/2/2024	8/2/2029	14,663	14,483	14,537	0.54%
PRM Management Company, LLC	First lien senior secured term loan	S +	6.00%	9.76%	1/25/2024	1/25/2029	6,005	5,910	5,961	0.22%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Purpose Home Health Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.23%	4/17/2026	10/17/2029	33,668	33,430	33,427	1.24%
Redwood MSO, LLC	First lien senior secured term loan	S +	5.75%	9.40%	5/18/2026	12/20/2029	3,889	3,850	3,851	0.14%
RQM Buyer, Inc	First lien senior secured delayed draw term loan	S +	7.25% PIK	11.24%	7/28/2023	8/12/2029	94	90	57	0.00%
RQM Buyer, Inc	First lien senior secured revolving loan	S +	7.25% PIK	11.24%	7/28/2023	8/12/2029	142	136	86	0.00%
RQM Buyer, Inc	First lien senior secured term loan	S +	7.25% PIK	11.24%	7/28/2023	8/12/2029	1,953	1,879	1,178	0.04%
Sage Dental Management, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.48%	12/15/2025	12/15/2031	11,178	1,538	1,560	0.06%
Sage Dental Management, LLC	First lien senior secured term loan	S +	4.75%	8.48%	12/15/2025	12/15/2031	57,374	56,704	56,817	2.10%
SCP ENT and Allergy Services, LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.99%	7/28/2023	9/25/2026	153	153	153	0.01%
SCP ENT and Allergy Services, LLC	First lien senior secured revolving loan	S +	6.00%	9.99%	7/28/2023	3/25/2027	256	191	191	0.01%
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	S +	6.00%	9.99%	7/16/2025	3/25/2027	917	915	916	0.03%
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	S +	6.00%	9.99%	7/28/2023	3/25/2027	2,684	2,679	2,681	0.10%
SCP OMS Services, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.46%	3/7/2025	3/7/2030	9,942	5,337	5,354	0.20%
SCP OMS Services, LLC	First lien senior secured term loan	S +	4.75%	8.48%	3/7/2025	3/7/2030	5,625	5,559	5,567	0.21%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.99%	3/16/2026	10/29/2028	10,394	727	764	0.03%
Signature Dental Partners LLC	First lien senior secured term loan	S +	5.00%	8.99%	3/16/2026	10/29/2028	21,087	20,909	20,982	0.78%
Silver Falls MSO, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	9.41%	10/22/2025	12/31/2028	4,305	(31)	(24)	0.00%
Silver Falls MSO, LLC	First lien senior secured term loan	S +	5.75%	9.41%	10/22/2025	12/31/2028	10,459	10,377	10,400	0.39%
SimiTree Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.25% + 1.75% PIK	10.93%	7/28/2023	5/17/2027	894	891	881	0.03%
SimiTree Acquisition, LLC	First lien senior secured revolving loan	S +	7.00%	10.93%	7/28/2023	5/17/2027	178	49	47	0.00%
SimiTree Acquisition, LLC	First lien senior secured term loan	S +	5.25% + 0.0175 PIK	10.93%	7/28/2023	5/17/2027	1,244	1,238	1,226	0.05%
SIMKO Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.99%	7/28/2023	4/7/2027	179	178	178	0.01%
SIMKO Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.96%	9/19/2023	4/7/2027	6,701	6,662	6,663	0.25%
SIMKO Merger Sub LLC	First lien senior secured term loan	S +	6.00%	9.99%	7/28/2023	4/7/2027	634	631	631	0.02%
Singlepoint Healthcare Opco, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.42%	6/11/2026	6/11/2032	12,556	(93)	(93)	0.00%
Singlepoint Healthcare Opco, LLC	First lien senior secured revolving loan	S +	4.75%	8.49%	6/11/2026	6/11/2032	3,738	941	941	0.04%
Singlepoint Healthcare Opco, LLC	First lien senior secured term loan	S +	4.75%	8.42%	6/11/2026	6/11/2032	17,516	17,255	17,253	0.64%
Solace Healthcare Holdco, Inc	First lien senior secured term loan	S +	4.75%	8.39%	2/2/2026	2/2/2032	14,234	14,072	14,095	0.52%
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.98%	12/16/2025	12/30/2027	508	51	52	0.00%
Southeast Primary Care Partners, LLC	First lien senior secured term loan	S +	5.25%	8.98%	12/16/2025	12/30/2027	834	829	829	0.03%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.48%	3/4/2026	7/27/2029	4,887	1,811	1,820	0.07%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Southern Orthodontic Partners Management, LLC	First lien senior secured term loan	S +	4.75%	8.48%	3/4/2026	7/27/2029	29,455	29,224	29,276	1.09%
Southern Sports Medicine Partners, LLC	First lien senior secured revolving loan	S +	4.00% + 4.00% PIK	11.93%	7/28/2023	2/23/2027	64	36	35	0.00%
Southern Sports Medicine Partners, LLC	First lien senior secured term loan	S +	4.00% + 4.00% PIK	11.93%	7/28/2023	2/23/2027	768	760	743	0.03%
Spa Medicca, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.16%	8/8/2025	8/8/2030	5,576	(92)	(84)	0.00%
Spa Medicca, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.16%	8/8/2025	8/8/2030	1,624	(27)	(25)	0.00%
Spa Medicca, LLC	First lien senior secured term loan	S +	5.50%	9.16%	8/8/2025	8/8/2030	4,796	4,716	4,724	0.18%
Spear Education Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.13%	6/26/2024	12/15/2028	46,668	46,320	46,381	1.73%
Spectrum Vision Holdings, LLC	First lien senior secured term loan	S +	6.50%	10.41%	5/14/2026	11/17/2026	428	426	428	0.02%
Star Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.14%	12/22/2023	12/22/2028	10,848	10,683	10,728	0.40%
Star Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.14%	11/8/2024	12/22/2028	12,031	9,610	9,619	0.36%
Star Dental Partners LLC	First lien senior secured term loan	S +	5.50%	9.14%	12/22/2023	12/22/2028	14,998	14,778	14,833	0.55%
The Chempetitive Group, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.14%	3/22/2024	3/22/2029	11,976	1,327	1,344	0.05%
The Chempetitive Group, LLC	First lien senior secured term loan	S +	5.50%	9.14%	3/22/2024	3/22/2029	13,465	13,287	13,307	0.50%
Therapy2000 Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.70%	9/12/2025	9/12/2030	5,232	(27)	(17)	0.00%
Therapy2000 Acquisition, LLC	First lien senior secured term loan	S +	5.00%	8.70%	9/12/2025	9/12/2030	15,427	15,247	15,282	0.57%
Transitions Intermediate Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	10/25/2024	10/25/2027	687	(6)	(5)	0.00%
Transitions Intermediate Holdings, LLC	First lien senior secured term loan	S +	5.50%	9.17%	10/25/2024	10/25/2027	10,430	10,346	10,386	0.39%
U.S. BioTek Laboratories, LLC	First lien senior secured term loan	S +	5.50%	9.09%	2/20/2026	2/20/2029	12,314	12,203	12,224	0.45%
US Foot and Ankle Specialists, LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.24%	9/15/2022	9/15/2027	13,823	13,670	13,810	0.51%
US Foot and Ankle Specialists, LLC	First lien senior secured term loan	S +	6.25%	10.24%	9/15/2022	9/15/2027	19,174	18,964	19,141	0.71%
Varsity DuvaSawko Operating Corp	First lien senior secured term loan	S +	5.25%	8.92%	8/27/2025	5/27/2027	44,724	44,653	44,703	1.66%
Varsity Rejuvenate Management, LLC	First lien senior secured delayed draw term loan	S +	6.75%	10.63%	12/29/2023	9/1/2028	3,241	3,198	3,200	0.12%
Varsity Rejuvenate Management, LLC	First lien senior secured term loan	S +	6.75%	10.63%	9/1/2023	9/1/2028	5,868	5,777	5,793	0.22%
VersiCare Management LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.92%	11/25/2024	11/25/2029	4,525	629	634	0.02%
VersiCare Management LLC	First lien senior secured term loan	S +	5.25%	8.98%	11/25/2024	11/25/2029	7,587	7,476	7,486	0.28%
VetEvolve Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.14%	7/8/2025	10/12/2028	16,490	8,134	8,160	0.30%
VetEvolve Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.14%	10/12/2023	10/12/2028	11,468	11,328	11,335	0.42%
VetEvolve Holdings, LLC	First lien senior secured term loan	S +	5.50%	9.16%	10/12/2023	10/12/2028	11,528	11,378	11,463	0.43%
Vital Geriatrics Group Buyer, Inc (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.77%	6/15/2026	8/15/2031	7,428	(46)	(46)	0.00%
Vital Geriatrics Group Buyer, Inc	First lien senior secured term loan	S +	5.00%	8.77%	8/15/2025	8/15/2031	18,877	18,609	18,642	0.69%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.98%	7/28/2023	10/29/2027	490	487	487	0.02%
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.98%	9/27/2024	10/29/2027	24,101	23,945	23,968	0.89%
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.98%	11/14/2025	10/29/2027	6,396	4,177	4,185	0.16%
Western Veterinary Partners LLC	First lien senior secured term loan	S +	5.25%	8.98%	7/28/2023	10/29/2027	9,253	9,191	9,202	0.34%
								1,267,142	1,268,286	47.16%
Health care technology
AHR Intermediate, Inc	First lien senior secured delayed draw term loan	S +	6.00%	9.73%	12/16/2024	7/29/2027	$7,888	$749	$763	0.03%
AHR Intermediate, Inc	First lien senior secured delayed draw term loan	S +	6.00%	9.73%	7/29/2022	7/29/2027	5,163	5,147	5,151	0.19%
AHR Intermediate, Inc (6)	First lien senior secured delayed draw term loan	S +	6.00%	9.73%	5/19/2025	7/29/2027	871	(2)	(2)	0.00%
AHR Intermediate, Inc	First lien senior secured term loan	S +	6.00%	9.73%	7/29/2022	7/29/2027	31,531	31,431	31,457	1.17%
Assembly Holdco, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.23%	3/26/2026	3/26/2032	5,555	(33)	(21)	0.00%
Assembly Holdco, LLC	First lien senior secured term loan	S +	5.50%	9.23%	3/26/2026	3/26/2032	4,942	4,880	4,892	0.18%
ELMC RX Solutions, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.23%	10/1/2025	10/1/2030	4,305	(66)	(59)	0.00%
ELMC RX Solutions, LLC	First lien senior secured revolving loan	S +	5.50%	9.23%	10/1/2025	10/1/2030	914	93	94	0.00%
ELMC RX Solutions, LLC	First lien senior secured term loan	S +	5.50%	9.23%	10/1/2025	10/1/2030	3,566	3,512	3,517	0.13%
Gifthealth, Inc.	First lien senior secured delayed draw term loan	S +	5.50%	9.16%	7/29/2025	7/29/2028	7,994	7,927	7,954	0.30%
Gifthealth, Inc.	First lien senior secured term loan	S +	5.50%	9.16%	7/29/2025	7/29/2028	79,023	78,610	78,629	2.93%
Millennia Patient Services, LLC	First lien senior secured revolving loan	S +	6.50%	10.97%	7/28/2023	9/8/2027	134	73	73	0.00%
Millennia Patient Services, LLC	First lien senior secured term loan	S +	6.50%	10.49%	7/28/2023	9/8/2027	1,668	1,655	1,663	0.06%
								133,976	134,111	4.99%
Household durables
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.23%	9/26/2022	9/26/2027	$2,932	$2,909	$2,926	0.11%
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.23%	10/20/2023	9/26/2027	2,280	2,274	2,275	0.08%
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.23%	9/30/2025	9/26/2027	8,766	4,784	4,793	0.18%
CPS Power Buyer, LLC (11)	First lien senior secured revolving loan	S +	5.50%	9.23%	9/26/2022	9/26/2027	4,406	2,790	2,810	0.10%
CPS Power Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.23%	9/26/2022	9/26/2027	19,564	19,408	19,522	0.73%
Kravet Design LLC	First lien senior secured term loan	S +	5.00%	8.73%	11/26/2024	11/26/2030	18,233	18,024	18,051	0.67%
Kwalu, LLC	First lien senior secured revolving loan	S +	5.75%	9.47%	9/23/2022	9/23/2027	5,061	634	644	0.02%
Kwalu, LLC	First lien senior secured term loan	S +	5.75%	9.74%	9/23/2022	9/23/2027	29,808	29,541	29,625	1.10%
MacKenzie Childs Acquisition, Inc	First lien senior secured term loan	S +	5.50%	9.38%	9/2/2022	9/2/2027	15,633	15,570	15,577	0.58%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	4.00% + 2.50% PIK	10.35%	1/23/2023	7/23/2028	5,682	5,584	5,620	0.21%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	4.00% + 2.50% PIK	10.35%	1/12/2024	7/23/2028	1,971	1,941	1,950	0.06%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	4.00% + 2.50% PIK	10.35%	7/29/2024	7/23/2028	5,693	5,612	5,631	0.21%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	4.00% + 2.50% PIK	10.35%	11/27/2024	7/23/2028	3,549	2,176	2,179	0.07%
Renovation Systems, LLC	First lien senior secured revolving loan	P +	3.00%	9.75%	1/23/2023	7/23/2028	2,633	1,535	1,551	0.06%
Renovation Systems, LLC	First lien senior secured term loan	S +	4.00% + 2.50% PIK	10.35%	1/23/2023	7/23/2028	32,356	31,873	32,005	1.19%
Storm Smart Buyer LLC	First lien senior secured term loan	S +	5.25%	8.98%	12/31/2025	10/5/2028	878	871	872	0.03%
Trademark Global, LLC (8)	First lien senior secured revolving loan	S +	8.50% PIK	12.49%	7/30/2021	6/30/2027	43	39	16	0.00%
Trademark Global, LLC (6)(8)	First lien senior secured revolving loan	S +	8.50% PIK	12.49%	7/28/2023	6/30/2027	110	2	(62)	0.00%
Trademark Global, LLC (8)	First lien senior secured term loan	S +	8.50%	12.43%	6/18/2026	6/30/2027	45	44	44	0.00%
Trademark Global, LLC (8)	First lien senior secured term loan	S +	8.50%	12.49%	7/28/2023	6/30/2027	2,621	2,247	938	0.03%
								147,858	146,967	5.43%
Industrial conglomerates
Hultec Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.19%	3/31/2023	3/31/2029	$15,357	$15,097	$15,288	0.57%
								15,097	15,288	0.57%
Insurance
Superior Insurance Partners LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.51%	10/25/2024	10/25/2029	$14,800	$14,587	$14,697	0.55%
Superior Insurance Partners LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.50%	1/6/2026	10/25/2029	30,472	13,323	13,376	0.50%
Superior Insurance Partners LLC	First lien senior secured term loan	S +	4.75%	8.42%	10/25/2024	10/25/2029	9,022	8,882	8,959	0.33%
								36,792	37,032	1.38%
Interactive media and services
Duggal Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.66%	9/30/2024	9/30/2030	$5,197	$2,525	$2,533	0.09%
Duggal Acquisition, LLC	First lien senior secured term loan	S +	5.00%	8.73%	9/30/2024	9/30/2030	20,116	19,818	19,850	0.74%
								22,343	22,383	0.83%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC	First lien senior secured revolving loan	S +	7.00%	10.88%	7/28/2023	5/31/2027	$191	$133	$82	0.00%
Aquatic Sales Solutions, LLC	First lien senior secured term loan	S +	7.00%	10.88%	7/28/2023	5/31/2027	2,669	2,669	1,949	0.07%
DealerOn Holdco, Inc	First lien senior secured term loan	S +	5.75%	9.51%	7/28/2023	8/19/2026	19,606	19,496	19,569	0.73%
								22,298	21,600	0.80%
IT services
Brite Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.39%	1/5/2026	1/5/2032	$6,125	$(35)	$(22)	0.00%
Brite Acquisition, LLC	First lien senior secured term loan	S +	4.75%	8.39%	1/5/2026	1/5/2032	5,930	5,863	5,873	0.22%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
BSC Top Shelf Blocker LLC	First lien senior secured term loan	S +	5.50%	9.14%	6/28/2024	6/28/2029	15,688	15,508	15,527	0.58%
Dynamic Campus Acquisition, Inc.	First lien senior secured delayed draw term loan	S +	5.25%	8.98%	2/14/2025	2/14/2031	10,194	10,077	10,092	0.38%
Dynamic Campus Acquisition, Inc. (6)	First lien senior secured delayed draw term loan	S +	5.25%	8.98%	2/18/2026	2/14/2031	9,698	(68)	(96)	0.00%
Dynamic Campus Acquisition, Inc.	First lien senior secured term loan	S +	5.25%	8.98%	2/14/2025	2/14/2031	16,847	16,634	16,670	0.62%
E-Phoenix Acquisition Co. Inc	First lien senior secured term loan	S +	5.25%	8.98%	11/24/2025	6/23/2030	18,326	18,201	18,234	0.68%
Icreon Holdings, LLC	First lien senior secured revolving loan	S +	6.50%	10.51%	10/26/2022	10/26/2028	1,071	881	881	0.03%
Icreon Holdings, LLC	First lien senior secured term loan	S +	6.50%	10.49%	10/26/2022	10/26/2028	11,241	11,115	11,120	0.41%
Livefront, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	12/12/2025	12/5/2030	4,188	(56)	(49)	0.00%
Livefront, LLC	First lien senior secured term loan	S +	5.00%	8.67%	12/12/2025	12/12/2030	10,809	10,666	10,683	0.40%
Milestone Technologies, Inc (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.73%	8/22/2025	8/22/2031	2,918	(14)	(10)	0.00%
Milestone Technologies, Inc	First lien senior secured term loan	S +	5.00%	8.73%	8/22/2025	8/22/2031	19,547	19,292	19,330	0.72%
P and R Dental Strategies, LLC	First lien senior secured term loan	S +	5.75%	9.74%	7/28/2023	12/22/2027	611	608	606	0.02%
Palmetto Technology Group, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.89%	1/3/2024	1/3/2029	10,643	10,517	10,562	0.39%
Palmetto Technology Group, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.89%	2/26/2024	1/3/2029	9,306	9,193	9,236	0.34%
Palmetto Technology Group, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.89%	5/20/2025	1/3/2029	11,279	9,151	9,165	0.34%
Palmetto Technology Group, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	8.89%	6/1/2026	1/3/2029	7,450	(72)	(56)	0.00%
Palmetto Technology Group, LLC	First lien senior secured term loan	S +	5.25%	8.89%	1/3/2024	1/3/2029	6,213	6,136	6,166	0.23%
								143,597	143,912	5.36%
Leisure equipment and products
MacNeill Pride Group Corp	First lien senior secured term loan	S +	6.50%	10.49%	4/21/2026	4/22/2029	$13,128	$12,942	$12,940	0.48%
TruBlue LLC	First lien senior secured term loan	S +	5.50%	9.14%	1/11/2024	1/11/2029	5,095	5,039	5,043	0.19%
								17,981	17,983	0.67%
Leisure products
PHGP MB Purchaser, Inc	First lien senior secured delayed draw term loan	S +	6.00%+ 0.50% PIK	10.49%	7/28/2023	5/20/2027	$78	$78	$57	0.00%
PHGP MB Purchaser, Inc (12)	First lien senior secured revolving loan	S +	6.00% +0.50% PIK	10.49%	7/28/2023	5/20/2027	75	31	11	0.00%
PHGP MB Purchaser, Inc	First lien senior secured term loan	S +	6.00% + 0.50% PIK	10.49%	7/28/2023	5/20/2027	1,053	1,046	766	0.03%
								1,155	834	0.03%
Life sciences tools and services
Aptitude Health Holdings, LLC	First lien senior secured term loan	S +	4.75%	8.48%	12/10/2025	5/3/2028	$1,067	$1,065	$1,066	0.04%
CR Services Intermediate, LLC	First lien senior secured delayed draw term loan	S +	7.00% PIK	10.99%	7/28/2023	7/28/2028	139	135	127	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
CR Services Intermediate, LLC	First lien senior secured revolving loan	S +	7.00% PIK	10.99%	7/28/2023	7/28/2028		40	9	6	0.00%
CR Services Intermediate, LLC	First lien senior secured term loan	S +	7.00% PIK	10.99%	7/28/2023	7/28/2028		255	248	233	0.01%
CR Services Intermediate, LLC (7)	First lien senior secured term loan	S +	7.00% PIK	10.99%	7/28/2023	7/28/2028	C$	255	248	233	0.01%
ERG Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.25%	9.92%	2/26/2024	8/31/2027		353	352	335	0.01%
ERG Buyer, LLC	First lien senior secured revolving loan	S +	6.25%	9.92%	2/26/2024	8/31/2027		5,406	5,379	5,126	0.19%
ERG Buyer, LLC	First lien senior secured term loan	S +	6.25%	9.92%	2/26/2024	8/31/2027		37,070	36,818	35,158	1.31%
Health and Wellness Partners LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.59%	3/12/2025	3/12/2030		5,808	4,573	4,579	0.17%
Health and Wellness Partners LLC	First lien senior secured term loan	S +	5.00%	8.63%	3/12/2025	3/12/2030		21,508	21,216	21,242	0.79%
VIT Nyckel Acquisition AB	First lien senior secured term loan	S +	4.50%	8.23%	12/18/2025	12/18/2031		7,976	7,883	7,897	0.29%
									77,926	76,002	2.82%
Machinery
Abrasive Technology Intermediate, LLC	First lien senior secured term loan	S +	5.75%	9.51%	7/28/2023	10/30/2027		$2,194	$2,194	$2,173	0.08%
Baker Manufacturing Company, LLC	First lien senior secured term loan	S +	5.25%	8.89%	11/1/2024	11/1/2028		16,620	16,468	16,492	0.61%
Double E Company, LLC	First lien senior secured revolving loan	S +	6.75%	10.59%	6/21/2022	6/21/2028		3,110	2,860	2,694	0.10%
Double E Company, LLC	First lien senior secured term loan	S +	4.00% + 2.25% PIK	10.59%	8/11/2025	6/21/2028		799	787	751	0.03%
Double E Company, LLC	First lien senior secured term loan	S +	4.00% + 2.25% PIK	10.59%	6/21/2022	6/21/2028		19,135	18,948	17,978	0.67%
L&J Holding Company LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.48%	7/29/2024	7/29/2030		9,805	9,649	9,661	0.36%
L&J Holding Company LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.48%	4/1/2026	7/29/2026		7,150	7,123	7,045	0.26%
L&J Holding Company LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.48%	4/1/2026	4/1/2028		9,408	(59)	(138)	(0.01)%
L&J Holding Company LLC	First lien senior secured term loan	S +	4.75%	8.48%	7/29/2024	7/29/2030		11,581	11,412	11,432	0.43%
Mearthane Products, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.40%	5/6/2026	5/6/2030		1,651	(16)	(16)	0.00%
Mearthane Products, LLC	First lien senior secured term loan	S +	4.75%	8.40%	5/6/2026	5/6/2030		8,052	7,975	7,974	0.30%
My Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.48%	1/26/2024	1/26/2030		3,100	3,063	3,066	0.11%
My Buyer, LLC	First lien senior secured term loan	S +	5.75%	9.48%	1/26/2024	1/26/2030		7,751	7,650	7,658	0.28%
Spartaco Buyer, Inc	First lien senior secured term loan	S +	4.75%	8.41%	3/27/2026	3/27/2032		9,000	8,890	8,910	0.33%
SPG Holdco, LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.07%	5/16/2025	12/1/2028		1,770	1,208	1,210	0.05%
SPG Holdco, LLC	First lien senior secured term loan	S +	6.25%	10.13%	12/1/2023	12/1/2028		10,420	10,280	10,325	0.38%
USSC Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	9.17%	6/21/2024	6/21/2030		9,977	9,834	9,851	0.37%
USSC Holding Corp	First lien senior secured term loan	S +	5.50%	9.23%	6/21/2024	6/21/2030		34,256	33,703	33,821	1.26%
USSC Holding Corp	First lien senior secured term loan	S +	5.50%	9.23%	3/9/2026	6/21/2030		2,402	2,356	2,371	0.09%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
								154,325	153,258	5.70%
Media
Ansira Partners II, LLC	First lien senior secured revolving loan	S +	6.00%	9.67%	8/15/2025	8/15/2031	$6,142	$2,071	$2,081	0.08%
Ansira Partners II, LLC	First lien senior secured term loan	S +	6.00%	9.66%	8/15/2025	8/15/2031	46,092	45,503	45,589	1.70%
Barkley, LLC (6)	First lien senior secured revolving loan	S +	6.00%	9.81%	9/29/2023	9/29/2028	2,300	(30)	(26)	0.00%
Barkley, LLC	First lien senior secured term loan	S +	6.00%	9.81%	9/29/2023	9/29/2028	43,565	42,994	43,075	1.60%
Best Version Media Acquisition, LLC	First lien senior secured term loan	S +	4.75%	8.39%	12/31/2024	12/31/2030	25,676	25,302	25,331	0.94%
Creative Outdoor Holding Inc (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.73%	6/26/2025	6/26/2030	8,741	(87)	(74)	0.00%
Creative Outdoor Holding Inc	First lien senior secured term loan	S +	5.00%	8.73%	6/26/2025	6/26/2030	18,173	17,978	18,014	0.67%
Datum Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.73%	10/30/2024	4/30/2030	2,146	(32)	(22)	0.00%
Datum Acquisition, LLC	First lien senior secured term loan	S +	5.00%	8.73%	10/30/2024	4/30/2030	23,890	23,568	23,636	0.88%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	3.75%+ 3.00% PIK	10.74%	7/28/2023	12/9/2026	222	221	219	0.01%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	3.75% + 3.00% PIK	10.74%	12/22/2023	12/9/2026	2,858	2,844	2,814	0.10%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	3.75% + 3.00% PIK	10.74%	8/1/2024	12/9/2026	1,784	1,775	1,756	0.07%
Exclusive Concepts, LLC	First lien senior secured revolving loan	S +	3.75% + 3.00% PIK	10.74%	7/28/2023	12/9/2026	22	11	11	0.00%
Exclusive Concepts, LLC	First lien senior secured term loan	S +	3.75% + 3.00% PIK	10.74%	7/28/2023	12/9/2026	3,516	3,496	3,462	0.13%
GM Services Buyer, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.42%	8/26/2025	8/26/2030	21,465	16,403	16,535	0.62%
GM Services Buyer, LLC	First lien senior secured term loan	S +	4.75%	8.39%	8/26/2025	8/26/2030	5,823	5,751	5,759	0.21%
Infolinks Media Buyco, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.48%	7/28/2023	5/1/2028	2,051	2,039	2,032	0.08%
Infolinks Media Buyco, LLC	First lien senior secured revolving loan	S +	5.75%	9.48%	7/28/2023	5/1/2028	38	26	26	0.00%
Infolinks Media Buyco, LLC	First lien senior secured term loan	S +	5.75%	9.48%	7/28/2023	5/1/2028	19,863	19,670	19,675	0.73%
MediaMint Inc (6)	First lien senior secured revolving loan	S +	4.75%	8.48%	12/15/2025	12/15/2030	2,128	(24)	(20)	0.00%
MediaMint Inc	First lien senior secured term loan	S +	4.75%	8.48%	12/15/2025	12/15/2030	15,314	15,139	15,167	0.56%
Merge USA, Inc	First lien senior secured revolving loan	S +	4.75%	8.48%	2/28/2025	2/28/2030	2,515	978	982	0.04%
Merge USA, Inc	First lien senior secured term loan	S +	4.75%	8.48%	2/28/2025	2/28/2030	11,106	10,976	10,994	0.41%
North & Warren, LLC	First lien senior secured term loan	S +	5.00%	8.73%	1/31/2025	1/31/2030	6,807	6,721	6,734	0.25%
Optimized Marketing Acquisition, LLC	First lien senior secured revolving loan	S +	6.00%	9.99%	8/19/2022	8/19/2027	3,383	2,572	2,536	0.09%
Optimized Marketing Acquisition, LLC	First lien senior secured term loan	S +	6.00%	9.99%	8/19/2022	8/19/2027	24,980	24,801	24,557	0.91%
Outerbox, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.89%	6/7/2024	6/7/2028	4,058	4,020	4,030	0.15%
Outerbox, LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.89%	6/7/2024	6/7/2028	2,280	(21)	(15)	0.00%
Outerbox, LLC	First lien senior secured term loan	S +	5.25%	8.89%	6/7/2024	6/7/2028	25,019	24,802	24,849	0.92%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Peninsula MMGY Corporation	First lien senior secured term loan	S +	5.50%	9.23%	10/26/2023	4/26/2029	9,440	9,288	9,351	0.34%
Peninsula MMGY Corporation	First lien senior secured term loan	S +	5.50%	9.23%	4/4/2025	4/26/2029	12,185	12,056	12,070	0.45%
The Channel Company, LLC	First lien senior secured revolving loan	S +	6.75%	10.70%	7/28/2023	6/30/2030	62	22	18	0.00%
The Channel Company, LLC	First lien senior secured term loan	S +	3.00% + 3.75% PIK	10.74%	7/28/2023	6/30/2030	2,470	2,446	2,264	0.08%
Upswell Group, Inc	First lien senior secured term loan	S +	5.00%	8.73%	3/26/2026	3/26/2032	16,701	16,494	16,534	0.62%
Walker Sands, LLC	First lien senior secured term loan	S +	5.00%	8.72%	10/1/2025	10/1/2030	10,147	10,013	10,029	0.37%
WTWH Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.14%	12/16/2022	6/16/2029	14,096	13,923	13,972	0.52%
								363,709	363,945	13.53%
Multiline retail
HEC Purchaser Corp.	First lien senior secured term loan	S +	5.00%	8.74%	6/17/2024	6/17/2029	$53,135	$52,533	$52,777	1.96%
								52,533	52,777	1.96%
Personal products
Cosmetic Solutions LLC	First lien senior secured term loan	4.00% PIK		4.00%	7/18/2025	10/17/2028	$1,542	$1,483	$684	0.03%
								1,483	684	0.03%
Pharmaceuticals
Formulated Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.75%	10.74%	7/28/2023	9/22/2026	$355	$351	$306	0.01%
Formulated Buyer, LLC	First lien senior secured revolving loan	S +	6.75%	10.87%	7/28/2023	9/22/2029	200	157	133	0.00%
Formulated Buyer, LLC	First lien senior secured term loan	S +	6.75%	10.74%	7/28/2023	9/22/2029	546	539	471	0.02%
								1,047	910	0.03%
Professional services
Bluebird Parent, INC (6)	First lien senior secured delayed draw term loan	S +	5.25%	8.91%	6/12/2026	6/12/2032	$3,941	$(24)	$(24)	0.00%
Bluebird Parent, INC	First lien senior secured revolving loan	S +	5.25%	8.95%	6/12/2026	6/12/2032	2,088	183	183	0.01%
Bluebird Parent, INC	First lien senior secured term loan	S +	5.25%	8.91%	6/12/2026	6/12/2032	17,256	17,041	17,041	0.63%
CSL Intermediate Acquisition LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.89%	11/8/2024	11/8/2029	1,679	1,659	1,661	0.06%
CSL Intermediate Acquisition LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	8.89%	7/8/2025	11/8/2029	3,564	(41)	(39)	0.00%
CSL Intermediate Acquisition LLC	First lien senior secured term loan	S +	5.25%	8.89%	11/8/2024	11/8/2029	9,124	9,014	9,023	0.34%
Helpware, Inc	First lien senior secured term loan	S +	5.50%	9.49%	9/8/2022	9/8/2026	13,984	13,969	13,906	0.52%
Monument Policy Group Holdings (6)	First lien senior secured revolving loan	S +	5.00%	8.64%	6/30/2026	6/30/2032	1,485	(19)	(19)	0.00%
Monument Policy Group Holdings	First lien senior secured term loan	S +	5.00%	8.64%	6/30/2026	6/30/2032	7,014	6,927	6,927	0.26%
								48,709	48,659	1.82%
Real estate management and development
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
BBG, Inc (13)	First lien senior secured revolving loan	S +	6.75%	10.74%	7/28/2023	1/8/2027	$233	$228	$227	0.01%
BBG, Inc	First lien senior secured term loan	S +	6.50% + 0.25% PIK	10.74%	7/28/2023	1/8/2027	1,957	1,925	1,937	0.07%
MetaSource, LLC	First lien senior secured revolving loan	S +	6.75%	10.51%	7/28/2023	5/17/2027	75	29	29	0.00%
MetaSource, LLC	First lien senior secured term loan	S +	6.25% + 0.50% PIK	10.74%	7/28/2023	5/17/2027	916	912	911	0.03%
								3,094	3,104	0.11%
Road and rail
Groome Transportation of Arizona, LLC	First lien senior secured term loan	S +	5.50%	9.23%	5/4/2026	11/15/2028	$1,570	$1,554	$1,559	0.06%
								1,554	1,559	0.06%
Semiconductors and semiconductor equipment
Altamira Material Solutions, LP	First lien senior secured revolving loan	S +	6.00%	9.88%	7/28/2023	3/2/2028	$45	$18	$18	0.00%
Altamira Material Solutions, LP	First lien senior secured term loan	S +	6.00%	9.88%	7/28/2023	3/2/2028	1,238	1,236	1,226	0.05%
								1,254	1,244	0.05%
Software
Affinitiv Inc (6)	First lien senior secured revolving loan	S +	7.00%	10.99%	7/28/2023	7/26/2027	$186	$(1)	$(1)	0.00%
Affinitiv Inc	First lien senior secured term loan	S +	7.00%	10.99%	7/28/2023	7/26/2027	2,165	2,152	2,153	0.08%
DemandTec, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	8/27/2025	8/27/2031	3,855	(50)	(43)	0.00%
DemandTec, LLC	First lien senior secured revolving loan	S +	5.00%	8.67%	8/27/2025	8/27/2031	1,505	131	134	0.00%
DemandTec, LLC	First lien senior secured term loan	S +	5.00%	8.67%	8/27/2025	8/27/2031	7,652	7,550	7,564	0.28%
Genius Bidco, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.73%	5/1/2024	5/1/2030	4,637	4,564	4,591	0.17%
Genius Bidco, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.73%	5/1/2024	5/1/2030	3,571	(46)	(36)	0.00%
Genius Bidco, LLC	First lien senior secured term loan	S +	5.00%	8.73%	5/1/2024	5/1/2030	12,457	12,281	12,332	0.46%
Genius Bidco, LLC	First lien senior secured term loan	S +	5.00%	8.73%	6/8/2026	5/1/2030	1,692	1,675	1,675	0.06%
GPSTrackit Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.48%	3/29/2024	3/29/2029	1,938	1,911	1,910	0.07%
GPSTrackit Holdings, LLC	First lien senior secured term loan	S +	5.75%	9.48%	3/29/2024	3/29/2029	31,994	31,517	31,532	1.16%
GS XX Corporation	First lien senior secured term loan	S +	4.75%	8.48%	4/19/2024	4/19/2029	13,516	13,352	13,365	0.50%
Shasta Buyer, LLC	First lien senior secured term loan	S +	4.50%	8.23%	11/12/2024	11/12/2030	18,850	18,636	18,663	0.69%
ShiftKey, LLC (6)	First lien senior secured revolving loan	S +	5.75%	9.74%	7/28/2023	6/21/2027	110	—	(3)	0.00%
ShiftKey, LLC	First lien senior secured term loan	S +	5.75% + 0.50% PIK	10.24%	7/28/2023	6/21/2027	3,450	3,436	3,356	0.12%
								97,108	97,192	3.59%
Specialty retail
Dykstras Auto LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.73%	7/28/2023	10/22/2027	$268	$266	$267	0.01%
Dykstras Auto LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.72%	12/23/2025	11/22/2027	20,050	13,245	13,266	0.49%
Dykstras Auto LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.71%	4/14/2025	10/22/2027	5,022	4,976	4,990	0.19%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Dykstras Auto LLC	First lien senior secured term loan	S +	5.00%	8.73%	7/28/2023	10/22/2027	6,064	6,013	6,025	0.22%
Fastlap, LLC	First lien senior secured revolving loan	S +	2.15% + 3.35% PIK	9.17%	6/20/2024	6/20/2029	2,329	2,267	2,201	0.08%
Fastlap, LLC	First lien senior secured term loan	S +	2.15% + 3.35% PIK	9.17%	6/20/2024	6/20/2029	10,320	10,127	9,855	0.37%
Good Feet Worldwide, LLC	First lien senior secured term loan	S +	6.00%	9.73%	2/25/2026	2/25/2032	24,923	24,568	24,617	0.92%
Kaizen Auto Care, LLC	First lien senior secured revolving loan		5.00%	5.00%	3/1/2024	12/22/2027	152	152	95	0.00%
Kaizen Auto Care, LLC	First lien senior secured term loan		5.00%	5.00%	7/28/2023	12/22/2027	1,359	1,354	845	0.03%
Kaizen Auto Care, LLC	First lien senior secured term loan		5.00%	5.00%	2/20/2026	12/22/2027	66	65	65	0.00%
Kaizen Auto Care, LLC	First lien senior secured term loan		5.00%	5.00%	6/18/2026	12/22/2027	68	67	67	0.00%
Leonard Group, Inc	First lien senior secured revolving loan	S +	6.75%	10.72%	7/28/2023	2/26/2027	234	233	170	0.01%
Leonard Group, Inc	First lien senior secured term loan	S +	6.75%	10.74%	7/28/2023	2/26/2027	1,161	1,155	842	0.03%
								64,488	63,305	2.35%
Textiles, apparel and luxury goods
Lakeshirts LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.66%	12/30/2024	12/20/2030	$7,989	$(30)	$(16)	0.00%
Lakeshirts LLC	First lien senior secured term loan	S +	5.00%	8.66%	12/30/2024	12/30/2030	29,692	29,468	29,517	1.10%
								29,438	29,501	1.09%
Trading companies and distributors
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.00%	8.73%	10/15/2025	4/9/2027	$10,489	$10,487	$10,423	0.39%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	10/15/2025	4/9/2027	17,843	6,939	6,847	0.25%
AFC-Dell Holding Corp	First lien senior secured term loan	S +	5.00%	8.66%	10/15/2025	10/9/2028	12,751	12,742	12,672	0.47%
Ascent Lifting, Inc	First lien senior secured term loan	S +	4.75%	8.49%	4/28/2023	9/9/2028	21,283	21,231	21,185	0.79%
AWI Group, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.48%	8/1/2024	8/1/2029	4,422	4,356	4,132	0.15%
AWI Group, LLC	First lien senior secured revolving loan	S +	5.75%	9.48%	8/1/2024	8/1/2029	10,420	4,847	4,311	0.16%
AWI Group, LLC	First lien senior secured term loan	S +	5.75%	9.48%	8/1/2024	8/1/2029	56,647	55,771	52,929	1.97%
Banner Buyer, LLC (8)	First lien senior secured delayed draw term loan	S +	2.75% + 3.50% PIK	10.24%	7/28/2023	5/31/2027	577	576	358	0.01%
Banner Buyer, LLC (6)(8)	First lien senior secured revolving loan	S +	2.75% + 3.50% PIK	10.24%	7/28/2023	5/31/2027	372	113	(28)	0.00%
Banner Buyer, LLC (8)	First lien senior secured term loan	S +	2.75% + 3.50% PIK	10.24%	7/28/2023	5/31/2027	1,391	1,382	862	0.03%
CAP KSI Holdings LLC	First lien senior secured term loan	S +	5.25%	8.96%	6/28/2024	6/28/2030	60,026	59,403	59,634	2.22%
Eastern Communications Solutions, Inc. (6)	First lien senior secured revolving loan	S +	5.00%	8.73%	12/30/2024	12/30/2030	3,240	(36)	(22)	0.00%
Eastern Communications Solutions, Inc.	First lien senior secured term loan	S +	5.00%	8.73%	12/30/2024	12/30/2030	12,156	12,015	12,072	0.45%
Eastern Communications Solutions, Inc.	First lien senior secured term loan	S +	5.00%	8.73%	11/4/2025	12/30/2030	1,656	1,642	1,645	0.06%
Empire Equipment Company, LLC	First lien senior secured revolving loan	S +	6.25%	10.01%	5/5/2026	7/16/2029	439	436	436	0.02%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Empire Equipment Company, LLC	First lien senior secured term loan	S +	6.25%	10.01%	5/5/2026	7/16/2029	1,596	1,585	1,585	0.06%
Jacent Strategic Merchandising, LLC	First lien senior secured term loan	S +	5.75%	9.49%	9/19/2025	1/31/2027	13,468	13,440	13,455	0.50%
Lehman Pipe Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.68%	6/13/2025	8/30/2030	5,424	5,142	5,150	0.19%
Lehman Pipe Buyer, LLC	First lien senior secured term loan	S +	5.00%	8.73%	8/30/2024	8/30/2030	37,394	36,838	36,994	1.38%
Rental Equipment Investment Corp	First lien senior secured term loan	S +	4.75%	8.49%	6/26/2026	10/8/2030	6,108	6,047	6,067	0.23%
Rental Equipment Investment Corp	First lien senior secured term loan	S +	4.75%	8.60%	10/8/2025	10/8/2030	40,727	40,292	40,457	1.51%
SupplySide BuyerCo, Inc (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.64%	6/11/2026	6/11/2031	7,553	(112)	(112)	(0.01)%
SupplySide BuyerCo, Inc	First lien senior secured revolving loan	S +	5.00%	8.86%	6/11/2026	6/11/2031	1,209	465	465	0.02%
SupplySide BuyerCo, Inc	First lien senior secured term loan	S +	5.00%	8.64%	6/11/2026	6/11/2031	5,863	5,776	5,775	0.21%
Triad Technologies, LLC	First lien senior secured term loan	S +	5.25%	9.13%	7/28/2023	6/30/2027	1,134	1,129	1,127	0.04%
Value Added Distributors, LLC	First lien senior secured term loan	S +	4.75%	8.41%	12/19/2024	12/19/2029	12,062	11,932	11,944	0.44%
Vintage Parts, Inc	First lien senior secured term loan	S +	5.75%	9.48%	3/28/2025	3/28/2029	16,042	15,887	15,917	0.59%
Wolf Gordon Inc	First lien senior secured term loan	S +	5.25%	8.92%	6/18/2026	5/1/2029	5,100	5,050	5,049	0.19%
Wolf Gordon Inc	First lien senior secured term loan	S +	5.25%	8.92%	5/1/2024	5/1/2029	25,366	25,002	25,112	0.93%
Woodson and Bozeman, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.48%	10/1/2025	10/1/2031	6,590	(43)	(30)	0.00%
Woodson and Bozeman, LLC	First lien senior secured term loan	S +	4.75%	8.48%	10/1/2025	10/1/2031	5,889	5,811	5,823	0.22%
								366,145	362,234	13.47%
Water utilities
Diamondback Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.67%	10/15/2024	8/3/2026	$3,616	$3,614	$3,615	0.13%
Diamondback Buyer, LLC	First lien senior secured term loan	S +	5.00%	8.71%	7/28/2023	8/3/2026	1,398	1,398	1,397	0.05%
								5,012	5,012	0.17%
Total non-controlled/non-affiliated senior secured debt								$4,698,541	$4,685,584	174.35%
Non-controlled/non-affiliated sponsor subordinated notes
Personal products
Cosmetic Solutions LLC	Sponsor subordinated note	11.00%		11.00%	7/18/2025	10/17/2028	—	$396	45	0.00%
								396	45	0.00%
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK		19.50%	7/28/2023	12/17/2026	$21	$19	$20	0.00%
								19	20	0.00%
Total non-controlled/non-affiliated sponsor subordinated notes								415	65	0.00%
Total non-controlled/non-affiliated investments								$4,698,956	$4,685,649	174.35%
Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (14) (15) (16)	Equity - 17.23% membership interest							$88,319	$103,067	3.84%
Twin Brook Segregated Equity Holdings, LLC (14) (15) (16)	Equity - 2.11% membership interest							19	16	0.00%
Total non-controlled/affiliated investments								88,338	103,083	3.84%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)	Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Controlled/affiliated investments
Multisector holdings
TB Senior Loan Fund 1, LLC (7) (14) (15) (16)	LLC Interest			5/27/2026			$32,550	$32,615	1.21%
Total controlled/affiliated investments							32,550	32,615	1.21%
Total investments							$4,819,844	$4,821,347	179.40%

Cash equivalents
Dreyfus Government Cash Management Money Market Fund - Institutional Shares			4.04%				$7,000	$7,000	0.26%
JPMorgan U.S. Government Money Market Fund - Share Class: Capital			4.12%				3	3	0.00%
Total cash equivalents							7,003	7,003	0.26%
Total investments and cash equivalents							$4,826,847	$4,828,350	179.66%
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
(5)Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“Term SOFR” or “S”), the Canadian Overnight Repo Rate Average (“Term CORRA” or “T”) and/or an alternate base rate (e.g. prime rate (“P”)), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the applicable margin has been provided over Term SOFR based on each respective credit agreement. As of June 30, 2026, the reference rates for the floating rate loans were the Term SOFR of 3.68%, the Prime Rate of 6.75%, and the Term CORRA of 2.34%. In some circumstances, interest may be paid-in-kind (“PIK”) rather than cash, resulting in an increased principal amount.
(6)The negative fair value is a result of the unfunded commitment being valued below par as of June 30, 2026. Refer to Note 8 for further information.
(7)Represents investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2026, non-qualifying assets represented approximately 4.46% of the total assets of the Company.
(8)Indicates Loan was on non-accrual status as of June 30, 2026.
(9)Principal balance includes reserve for letter of credit of $304,425 on which the borrower pays 5.00%.
(10)Principal balance includes reserve for letter of credit of $116,312 on which the borrower pays 4.25% + 2.00% PIK.
(11)Principal balance includes reserve for letter of credit of $1,409,936 on which the borrower pays 5.50%.
(12)Principal balance includes reserve for letter of credit of $10,500 on which the borrower pays 6.00% + 0.50% PIK.
(13)Principal balance includes reserve for letter of credit of $3,517 on which the borrower pays 6.75%.
(14)As a practical expedient, the Company uses net asset value to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.
(15)Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $135,698 or 5.05% of the Company's net assets.
(16)Non-income producing investment.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation/ (Depreciation)
Wells Fargo Bank, National Association	CAD 110	USD 150	7/28/2026	$5
Wells Fargo Bank, National Association	USD 43	CAD 32	7/28/2026	(1)
Total				$4

Currency Abbreviations:
USD - U.S. Dollar
CAD - Canadian Dollar

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation/(Depreciation)
Morgan Stanley Capital Services, LLC	Series A, Tranche A Notes	7.6900%	S + 3.5470%	3/19/2027	$90	$124	$—	$124
Morgan Stanley Capital Services, LLC	Series A, Tranche B Notes	7.7800%	S + 3.8660%	3/19/2029	150	(88)	—	(88)
MUFG Bank, Ltd.	Series B, Tranche A Notes	6.4200%	S + 3.1224%	10/15/2028	20	(354)	—	(354)
MUFG Bank, Ltd.	Series B, Tranche A Notes	6.4200%	S + 3.1158%	10/15/2028	65	(1,141)	—	(1,141)
Wells Fargo Bank, N.A.	Series B, Tranche C Notes	6.5200%	S + 3.1810%	10/15/2029	100	(2,205)	—	(2,205)
Morgan Stanley Capital Services, LLC	Series B, Tranche C Notes	6.5200%	S + 3.3840%	10/15/2029	50	(1,215)	—	(1,215)
MUFG Bank, Ltd.	Series B, Tranche C Notes	6.5200%	S + 3.2432%	10/15/2029	50	(1,220)	—	(1,220)
MUFG Bank, Ltd.	Series B, Tranche C Notes	6.5200%	S + 3.2659%	10/15/2029	90	(2,257)	—	(2,257)
Regions Bank	Series C, Tranche A Notes	6.0500%	S + 2.5070%	5/30/2028	25	(241)	—	(241)
Regions Bank	Series C, Tranche B Notes	6.4000%	S + 2.8595%	3/30/2030	75	(1,160)	—	(1,160)
Regions Bank	Series D, Tranche A Notes	6.6700%	S + 2.5500%	5/4/2029	50	(49)	—	(49)
Regions Bank	Series D, Tranche B Notes	7.0300%	S + 2.8000%	12/4/2030	175	98	—	98
Total						$(9,708)	$—	$(9,708)
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands)
(Unaudited)

Interest Rate Options
Counterparty	Instrument	Company Receives	Company Sold	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation/(Depreciation)
Wells Fargo Bank, N.A.	Sold SOFR Floor with Annnuitized Premium	0.08% Semiannual premium	1.00% 3M SOFR Floor	4/15/2029	$100,000	53	—	53
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annnuitized Premium	0.09% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	50,000	36	—	36
MUFG Bank, Ltd.	Sold SOFR Floor with Annnuitized Premium	0.06% Quarterly premium	1.00% 3M SOFR Floor	7/15/2028	20,000	5	—	5
MUFG Bank, Ltd.	Sold SOFR Floor with Annnuitized Premium	0.09% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	50,000	27	—	27
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annnuitized Premium	0.07% Semiannual premium	1.00% 3M SOFR Floor	12/19/2026	90,000	1	—	1
MUFG Bank, Ltd.	Sold SOFR Floor with Annnuitized Premium	0.06% Quarterly premium	1.00% 3M SOFR Floor	7/15/2028	65,000	17	—	17
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annnuitized Premium	0.11% Semiannual premium	1.00% 3M SOFR Floor	9/19/2028	150,000	79	—	79
MUFG Bank, Ltd.	Sold SOFR Floor with Annnuitized Premium	0.09% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	90,000	48	—	48
Total						$266	$—	$266
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

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Signature MD, Inc	First lien senior secured delayed draw term loan	S +	5.75%	9.42%	7/15/2024	7/15/2027	6,932	4,892	4,897	0.21%
Signature MD, Inc (6)	First lien senior secured revolving loan	S +	5.75%	9.42%	7/15/2024	7/15/2027	3,297	(21)	(19)	0.00%
Signature MD, Inc	First lien senior secured term loan	S +	5.75%	9.42%	7/15/2024	7/15/2027	18,164	18,032	18,056	0.76%
Silver Falls MSO, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.36%	10/22/2025	12/31/2028	4,305	(37)	(37)	0.00%
Silver Falls MSO, LLC	First lien senior secured revolving loan	S +	5.50%	10.62%	10/22/2025	12/31/2028	1,523	444	444	0.02%
Silver Falls MSO, LLC	First lien senior secured term loan	S +	5.50%	9.36%	10/22/2025	12/31/2028	10,512	10,418	10,422	0.44%
SimiTree Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.25% + 1.75% PIK	11.10%	7/28/2023	5/17/2026	4	4	4	0.00%
SimiTree Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.25% + 1.75% PIK	11.10%	2/26/2025	5/17/2026	886	884	881	0.04%
SimiTree Acquisition, LLC	First lien senior secured revolving loan	S +	7.00%	11.10%	7/28/2023	5/17/2026	178	49	49	0.00%
SimiTree Acquisition, LLC	First lien senior secured term loan	S +	5.25% + 1.75% PIK	11.10%	2/26/2025	5/17/2026	1,239	1,236	1,232	0.05%
SIMKO Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.93%	7/28/2023	4/7/2027	180	178	178	0.01%
SIMKO Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.01%	9/19/2023	4/7/2027	6,735	6,671	6,673	0.28%
SIMKO Merger Sub LLC	First lien senior secured revolving loan	S +	6.00%	10.01%	7/28/2023	4/7/2027	56	28	28	0.00%
SIMKO Merger Sub LLC	First lien senior secured term loan	S +	6.00%	9.93%	7/28/2023	4/7/2027	638	632	632	0.03%
Southeast Primary Care Partners, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.71%	12/16/2025	12/30/2027	508	(4)	(4)	0.00%
Southeast Primary Care Partners, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.71%	12/16/2025	12/30/2027	225	(2)	(2)	0.00%
Southeast Primary Care Partners, LLC	First lien senior secured term loan	S +	5.00%	8.71%	12/16/2025	12/30/2027	838	831	831	0.03%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.92%	7/28/2023	7/27/2026	185	185	185	0.01%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.92%	5/17/2024	7/27/2026	7,112	7,094	7,108	0.30%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.92%	6/26/2025	7/27/2026	8,257	3,548	3,558	0.15%
Southern Orthodontic Partners Management, LLC	First lien senior secured revolving loan	S +	5.25%	8.94%	7/28/2023	7/27/2026	171	21	21	0.00%
Southern Orthodontic Partners Management, LLC	First lien senior secured term loan	S +	5.25%	8.92%	5/17/2024	7/27/2026	2,993	2,986	2,991	0.13%
Southern Sports Medicine Partners, LLC	First lien senior secured revolving loan	S +	8.00% PIK	12.10%	7/28/2023	2/23/2027	63	34	33	0.00%
Southern Sports Medicine Partners, LLC	First lien senior secured term loan	S +	8.00% PIK	12.10%	7/28/2023	2/23/2027	742	728	716	0.03%
Spa Medicca, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.34%	8/8/2025	8/8/2030	5,576	(103)	(94)	0.00%
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

The Company does not consolidate its investment in the TB Senior Loan Fund 1, LLC (“TCAP JV”) joint venture. For further description of the Company’s joint venture, see “Note 11. Joint Ventures.”
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
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s financing facilities and unsecured notes.  Such financing costs are capitalized and amortized over the life of the facility or the notes utilizing the straight-line method.  For the three and six months ended June 30, 2026, the Company paid approximately $2.4 million and $3.9 million of financing costs. For the three and six months ended June 30, 2026, the Company amortized approximately $1.8 million and $3.6 million of financing costs which have been included in “Interest” expense on the consolidated statements of operations. For the three and six months ended June 30, 2025, the Company paid approximately $1.3 million and $1.8 million of financing costs. For the three and six months ended June 30, 2025, the Company amortized approximately $1.8 million and $3.6 million of financing costs which have been included in “Interest” expense on the consolidated statements of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments. Such fees are deferred when received and recognized as earned over the applicable period.  For the three and six months ended June 30, 2026, the Company received approximately $1.6 million and $3.3 million of agent fees. During the three and six months ended June 30, 2026, approximately $1.6 million and $3.1 million of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the three and six months ended June 30, 2025, the Company received approximately $1.1 million and $2.1 million of agent fees. During the three and six months ended June 30, 2025, approximately $1.2 million and $2.4 million of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations.
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
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax. For the three and six months ended June 30, 2026 the Company did not accrue U.S. federal excise tax.
The Company conducts certain of its activities through its wholly-owned subsidiary, Twin Brook Equity XXXIII Corp., a Delaware corporation. It is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the three and six months ended June 30, 2026, the Company accrued $53,000 and $1,076,000 of current federal tax. For the three and six months ended June 30, 2026, the Company accrued approximately $630,000 and $(294,000) of deferred federal tax related to the corporations, which is included in “deferred federal tax

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

provision” on the consolidated statements of operations. For the three and six months ended June 30, 2025, the Company accrued $76,000 and $163,000 of current federal tax. For the three and six months ended June 30, 2025, the Company accrued approximately $720,000 and $1,000,000 of deferred federal tax related to Twin Brook Equity XXXIII Corp., which is included in “deferred federal tax provision” on the consolidated statements of operations.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no tax penalties, and no interest associated with income taxes incurred through June 30, 2026.
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the three and six months ended June 30, 2026, the Company earned approximately $0.8 million and $2.4 million of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations. For the three and six months ended June 30, 2025, the Company earned approximately $936,000 and $1.5 million of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations.
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
Investments at fair value and amortized cost consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$4,698,541	$4,685,584	$4,189,885	$4,173,995
Sponsor subordinated note	415	65	413	59
Investment in affiliated funds	88,338	103,083	87,345	103,670
Joint ventures	32,550	32,615	—	—
Total investments	$4,819,844	$4,821,347	$4,277,643	$4,277,724
The industry composition of investments based on fair value as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026(1)	December 31, 2025(1)
Aerospace and defense	1.8%	2.0%
Air freight and logistics	0.5%	0.5%
Auto components	2.3%	2.7%
Building products	0.5%	0.5%
Chemicals	2.1%	2.3%
Commercial services and supplies	3.3%	3.3%
Construction and engineering	3.9%	4.3%
Containers and packaging	2.5%	2.5%
Distributors	—%	—%
Diversified consumer services	6.4%	6.8%
Diversified financial services	0.3%	—%
Electrical equipment	2.0%	1.6%
Electronic equipment, instruments and components	0.9%	1.0%
Electric utilities	0.2%	—%
Food and staples retailing	1.8%	2.1%
Food products	2.1%	2.3%
Gas utilities	—%	—%
Health care equipment and supplies	3.0%	2.7%
Health care providers and services	26.2%	25.2%
Health care technology	2.8%	1.1%
Household durables	3.0%	3.5%
Industrial Conglomerates	0.3%	0.4%
Insurance	0.8%	0.5%
Interactive Media & Services	0.5%	0.5%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2026(1)	December 31, 2025(1)
Internet and direct marketing retail	0.4%	0.5%
IT services	3.0%	2.9%
Leisure equipment and products	0.4%	0.2%
Leisure products	—%	—%
Life sciences tools and services	1.6%	1.5%
Machinery	3.2%	3.3%
Media	7.5%	7.8%
Multiline Retail	1.1%	1.3%
Multisector holdings	2.8%	2.4%
Pharmaceuticals	—%	—%
Personal products	—%	—%
Professional services	1.0%	0.9%
Real estate management and development	0.1%	0.1%
Road and rail	—%	—%
Semiconductors and semiconductor equipment	—%	—%
Software	2.0%	2.3%
Specialty retail	1.3%	0.6%
Textiles, apparel and luxury goods	0.6%	0.8%
Trading companies and distributors	7.5%	9.5%
Water utilities	0.1%	0.1%
Total	100.0%	100.0%
(1)Certain industries round to less than 0.1% as of June 30, 2026 and December 31, 2025.
As of June 30, 2026, approximately 100.0% of investments held were based in the United States and approximately 0.0% were based in Canada. As of December 31, 2025, approximately 100.0% of investments held were based in the United States and approximately 0.0% were based in Canada.
Note 4.  Fair Value of Investments
Fair Value Disclosures
The following table presents the fair value hierarchy of financial instruments as of June 30, 2026 and December 31, 2025:

	Assets at Fair Value as of June 30, 2026
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$4,685,584	$4,685,584
Sponsor subordinated note	—	—	65	65
Interest rate swaps/options	—	489	—	489
Foreign currency forward contracts	—	4	—	4
Total	$—	$493	$4,685,649	$4,686,142
Investments measured at net asset value(1)				$135,698
Total financial instruments, at fair value				$4,821,840
(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

	Liabilities at Fair Value as of June 30, 2026
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest rate swaps/options	$—	$(9,931)	$—	$(9,931)
Total	$—	$(9,931)	$—	$(9,931)

	Assets at Fair Value as of December 31, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$4,173,995	$4,173,995
Sponsor subordinated note	—	—	59	59
Interest rate swaps/options	—	3,552	—	3,552
Total	$—	$3,552	$4,174,054	$4,177,606
Investments measured at net asset value(1)				$103,670
Total financial instruments, at fair value				$4,281,276
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

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and six months ended June 30, 2026 and 2025:

	Level 3 Assets at Fair Value for the Three Months Ended June 30, 2026*
(Amounts in thousands)	Balance 4/1/2026	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 6/30/2026	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 6/30/2026
First lien senior secured debt	$4,382,354	$538,892	$(242,509)	$8,368	$1,006	$(2,527)	$4,685,584	$(439)
Sponsor subordinated note	59	—	—	1	—	5	65	5
Total	$4,382,413	$538,892	$(242,509)	$8,369	$1,006	$(2,522)	$4,685,649	$(434)

	Level 3 Assets at Fair Value for the Six Months Ended June 30, 2026*
(Amounts in thousands)	Balance 1/1/2026	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 6/30/2026	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 6/30/2026
First lien senior secured debt	$4,173,995	$953,542	$(461,402)	$16,815	$(299)	$2,933	$4,685,584	$—
Sponsor subordinated note	59		—	2	—	4	65	4
Total	$4,174,054	$953,542	$(461,402)	$16,817	$(299)	$2,937	$4,685,649	$4

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

	Level 3 Assets at Fair Value for the Three Months Ended June 30, 2025*
(Amounts in thousands)	Balance 4/1/2025	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 6/30/2025	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 6/30/2025
First lien senior secured debt	$3,298,945	$367,790	$(161,034)	$7,472	$2	$(655)	$3,512,520	$(759)
Sponsor subordinated note	16	—	—	—	—	—	16	—
Total	$3,298,961	$367,790	$(161,034)	$7,472	$2	$(655)	$3,512,536	$(759)

	Level 3 Assets at Fair Value for the Six Months Ended June 30, 2025*
(Amounts in thousands)	Balance 1/1/2025	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 6/30/2025	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 6/30/2025
First lien senior secured debt	$3,080,554	$683,023	$(262,572)	$13,534	$50	$(2,069)	$3,512,520	$(461)
Sponsor subordinated note	15	—	—	—	—	1	16	1
Total	$3,080,569	$683,023	$(262,572)	$13,534	$50	$(2,068)	$3,512,536	$(460)
*Gains and losses are included in their respective captions in the consolidated statements of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.
Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2026 and December 31, 2025. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Asset Class	Fair Value as of 6/30/26	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
(Amounts in thousands)
First lien senior secured debt	$4,468,076	Discounted cash flow	Yield	6.3% - 38.3%	10.3%	Decrease
	2,226	Discounted cash flow	Yield	19.0% - 23.5%	21.9%	Decrease
		Market comparable	LTM Revenue multiple	0.9x	0.9x	Increase
	1,327	Discounted cash flow	Yield	69.1% - 69.3%	69.2%	Decrease
		Market comparable	Forward EBITDA multiple	6.8x	6.8x	Increase
	598	Discounted cash flow	Yield	17.3%	17.3%	Decrease
		Market comparable	LTM EBITDA multiple	12.5x	12.5x	Increase
	5,953	Discounted cash flow	Yield	46.1% - 46.2%	46.2%	Decrease
		Market comparable	LTM Revenue multiple	0.3x	0.3x	Increase
			Forward Revenue multiple	0.3x	0.3x	Increase
	3,215	Market comparable	LTM EBITDA multiple	9.5x - 12.0x	11.2x	Increase
	5,526	Market comparable	Forward EBITDA multiple	10.3x	10.3x	Increase
	4,167	Market comparable	Forward Revenue multiple	0.3x - 4.3x	1.1x	Increase
	3,531	Market comparable	LTM Revenue multiple	0.2x - 1.6x	1.1x	Increase
	3,090	Market comparable	Forward Revenue multiple	0.5x	0.5x	Increase
			Forward EBITDA multiple	5.5x - 9.3x	6.9x	Increase
	1,624	Market comparable	LTM Revenue multiple	0.6x - 0.9x	0.9x	Increase
			Forward Revenue multiple	0.8x	0.8x	Increase
Sponsor subordinated note	20	Market comparable	LTM EBITDA multiple	7.6x	7.6x	Increase
$4,499,353

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Asset Class	Fair Value as of 12/31/25	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
(Amounts in thousands)
First lien senior secured debt	$3,798,639	Discounted cash flow	Yield	8.5% - 37.2%	9.7%	Decrease
	586	Discounted cash flow	Yield	11.2%	11.2%	Decrease
		Market comparable	Forward Revenue multiple	1.3x	1.3x	Increase
	35,225	Market comparable	Forward EBITDA multiple	7.5x - 9.5x	9.5x	Increase
	1,871	Market comparable	Forward EBITDA multiple	5.5x	5.5x	Increase
			Forward Revenue multiple	0.5x	0.5x	Increase
	5,446	Market comparable	Forward EBITDA multiple	10.0x	10.0x	Increase
			LTM EBITDA multiple	11.0x	11.0x	Increase
	7,663	Market comparable	Forward Revenue multiple	0.3x - 3.3x	0.4x	Increase
	1,924	Market comparable	Forward Revenue multiple	0.6x - 0.9x	0.7x	Increase
			LTM Revenue multiple	0.6x - 0.9x	0.7x	Increase
	2,283	Market comparable	LTM EBITDA multiple	9.0x - 12.0x	11.8x	Increase
	3,748	Market comparable	LTM Revenue multiple	0.3x - 2.3x	1.4x	Increase
	749	Market comparable	LTM Revenue multiple	1.0x	1.0x	Increase
		Discounted cash flow	Yield	16.0%	16.0%	Decrease
Sponsor subordinated note	16	Market comparable	LTM EBITDA multiple	7.6x	7.6x	Increase
$3,858,150
(1)Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
The Company’s other Level 3 investments, which represented $186.296 million as of June 30, 2026 and $315.904 million as of December 31, 2025, have been valued primarily using recent transactions. The significant unobservable input used in the discounted cash flow is the yield. The yield is used to discount the estimated future cash flows expected to be received from the underlying investment. The Company considers the portfolio company performance since close, the leverage used by the portfolio company relative to its total enterprise value and other risks associated with an investment in determining the yield. The significant unobservable inputs used in the market comparable valuation techniques include the next twelve months forward and latest twelve month (“LTM”) EBITDA (net income before net interest expense, income tax expense, depreciation and amortization) multiple. Forward or LTM EBITDA for comparable portfolio companies are multiplied by

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

the portfolio companies most recent available EBITDA to derive the portfolio company fair value. Pricing models take into account the contractual terms of the financial instrument, as well as relevant inputs, including where applicable, equity prices, interest rate yield curves, credit curves, correlation, and the creditworthiness of the counterparty.

Other Assets and Liabilities
As of June 30, 2026 and December 31, 2025, the carrying amounts of the Company’s other assets and liabilities, other than investments at fair value and debt obligations listed in Note 5, approximate fair value due to their short maturities. These financial instruments, would be categorized as Level 3, with the exception of cash equivalents which would be categorized as Level 1.
Note 5.  Debt
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations.
The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of June 30, 2026 and December 31, 2025, the asset coverage ratio was 217.7% and 217.8%, respectively.
For the three and six months ended June 30, 2026 and 2025 the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Interest expense	$34,021	$31,333	$65,332	$61,960
Amortization of deferred financing costs	1,836	1,787	3,635	3,570
Interest rate swaps	5,846	(5,084)	10,232	(13,695)
Hedged items	(6,270)	4,569	(11,275)	12,723
Total interest expense	$35,433	$32,605	$67,924	$64,558
Average interest rate	6.21%	6.73%	6.22%	6.77%
Average daily borrowings	$2,078,510	$1,705,966	$2,014,318	$1,707,548
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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

On November 17, 2023, the Company, as borrower, entered into a new Senior Secured Revolving Credit Agreement (as amended, supplemented or otherwise modified from time to time, the “SMBC Truist Credit Facility”), with the lenders and issuing banks party thereto and Truist Bank, as administrative agent. On February 19, 2026, the Company entered into an Agency Transfer Agreement with Truist Bank and Sumitomo Mitsui Banking Corporation (“SMBC”), where SMBC replaced Truist as Administrative Agent and Collateral Agent. The SMBC Truist Credit Facility is guaranteed by Twin Brook Capital Funding XXXIII, LLC (the “Guarantor”), a direct and wholly owned subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future. The termination date of the lenders’ obligation to make loans under the SMBC Truist Credit Facility is October 1, 2029 and the final scheduled maturity date is October 1, 2030. The revolving loans will be subject to an interest rate of, at the Company’s option, adjusted term SOFR plus 1.875% or the alternate base rate plus 0.875%. The SMBC Truist Credit Facility is secured by all assets of the Company and the Guarantor. The Company is subject to meet financial covenants under the SMBC Truist Credit Facility agreement and is in compliance with such covenants as of June 30, 2026.

Private Placement Notes - Series A

On March 19, 2024, the Company entered into a Note Purchase Agreement, governing the issuance of $90 million aggregate principal amount of 7.69% Series A Senior Notes, Tranche A, due March 19, 2027 (the “Tranche A Notes”) and $150 million aggregate principal amount of 7.78% Series A Senior Notes, Tranche B, due March 19, 2029 (the “Tranche B Notes”), to qualified institutional investors in a private placement. The Tranche A Notes and the Tranche B Notes bear interest at a rate equal to 7.69% per annum and 7.78% per annum, respectively. The Tranche A Notes and the Tranche B Notes are guaranteed by Twin Brook Capital Funding XXXIII, LLC, a subsidiary of the Company.

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

Private Placement Notes - Series D

On June 4, 2026, the Company entered into a Third Supplement to the Master Note Purchase Agreement dated as of March 19, 2024, governing the issuance of $225 million aggregate principal amount of Series D Notes consisting of (i) $50 million aggregate principal amount of 6.67% Series D Senior Notes, Tranche A, due June 4, 2029 (the “Series D Tranche

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

A Notes”), and (ii) $175 million aggregate principal amount of 7.03% Series D Senior Notes, Tranche B, due June 4, 2031 (the “Series D Tranche B Notes,” together with the Series D Tranche A Notes, the “Series D Notes”), to qualified institutional investors in a private placement. The Series D Tranche A Notes and the Series D Tranche B Notes bear interest at a rate equal to 6.67% per annum and 7.03% per annum, respectively. The Series D Notes are guaranteed by Twin Brook Capital Funding XXXIII, LLC, a subsidiary of the Company.

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

	As of June 30, 2026
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
(1) Equity Interests were retained by the Company as of June 30, 2026.

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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

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

As of June 30, 2026 and December 31, 2025, the Company did not have borrowings under Short-Term Financing Transactions.

Total debt consisted of the following as of June 30, 2026:

	As of June 30, 2026
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value(2)	Assets Pledged as Collateral(3)	Fair Value	Fair Value Hierarchy
ASPV Credit Facility	$500,000	$254,000	$229,348	$254,000	$731,610	$254,000	Level 3
MSPV Credit Facility	500,000	390,000	110,000	390,000	881,286	390,000	Level 3
SMBC Truist Credit Facility	975,000	306,000	631,023	306,000	2,625,399	306,000	Level 3
Series A Tranche A Notes	90,000	90,000	—	90,000	—	90,266	Level 3
Series A Tranche B Notes	150,000	150,000	—	149,411	—	150,590	Level 3
Series B Tranche A Notes	85,000	85,000	—	84,661	—	83,824	Level 3
Series B Tranche B Notes	25,000	25,000	—	25,000	—	24,999	Level 3
Series B Tranche C Notes	290,000	290,000	—	288,496	—	284,354	Level 3
Series C Tranche A Notes	25,000	25,000	—	23,834	—	24,854	Level 3
Series C Tranche B Notes	75,000	75,000	—	74,757	—	74,402	Level 3
Series D Tranche A Notes	50,000	50,000	—	49,944	—	50,000	Level 3
Series D Tranche B Notes	175,000	175,000	—	175,109	—	175,000	Level 3
CLO Transaction	369,000	369,000	—	369,000	447,354	369,000	Level 3
Total	$3,309,000	$2,284,000	$970,371	$2,280,212	$4,685,649	$2,277,289
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

Average debt outstanding and weighted average interest rates of outstanding debt for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)
ASPV Credit Facility	5.53%	$254,000	6.72%	$295,252
MSPV Credit Facility	5.85%	$402,204	6.41%	$361,976
SMBC Truist Credit Facility	5.52%	$246,548	7.09%	$38,640
Series A Tranche A Notes(1)	7.69%	$90,000	7.69%	$90,000
Series A Tranche B Notes(1)	7.78%	$150,000	7.78%	$150,000
Series B Tranche A Notes(1)	6.42%	$85,000	6.42%	$85,000
Series B Tranche B Notes	6.95%	$25,000	7.59%	$25,000
Series B Tranche C Notes(1)	6.52%	$290,000	6.52%	$290,000
Series C Tranche A Notes(1)	6.05%	$25,000	6.05%	$275
Series C Tranche B Notes(1)	6.40%	$75,000	6.40%	$824
Series D Tranche A Notes(1)	6.67%	$14,835	—%	$—
Series D Tranche B Notes(1)	7.03%	$51,923	—%	$—
CLO Transaction	5.95%	$369,000	6.55%	$369,000
Total Weighted Average	6.21%	$2,078,510	6.73%	$1,705,967

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

(1) The Company has entered into fixed to floating interest rate swaps to more closely align the interest rates of such fixed rate notes with the Company’s investment portfolio, which consists primarily of floating rate loans. See “Note 7. Derivatives” for additional information.

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)
ASPV Credit Facility	5.55%	$258,419	6.73%	$296,762
MSPV Credit Facility	5.86%	$400,510	6.45%	$336,326
SMBC Truist Credit Facility	5.56%	$212,825	6.76%	$64,907
Series A Tranche A Notes	7.69%	$90,000	7.69%	$90,000
Series A Tranche B Notes	7.78%	$150,000	7.78%	$150,000
Series B Tranche A Notes	6.42%	$85,000	6.42%	$85,000
Series B Tranche B Notes	6.95%	$25,000	7.59%	$25,000
Series B Tranche C Notes	6.52%	$290,000	6.52%	$290,000
Series C Tranche A Notes	6.05%	$25,000	6.05%	$138
Series C Tranche B Notes	6.40%	$75,000	6.40%	$414
Series D Tranche A Notes	6.67%	$7,459	—%	$—
Series D Tranche B Notes	7.03%	$26,105	—%	$—
CLO Transaction	5.97%	$369,000	6.67%	$369,000
Total Weighted Average	6.22%	$2,014,318	6.77%	$1,707,547
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
Unless earlier terminated as described below, the Administration Agreement will remain in effect until May 8, 2028 and from year to year thereafter if approved annually by the vote of the Board of Trustees and the vote of a majority of the Company’s independent trustees (the “Independent Trustees”). The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other.
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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2026, the Administrator charged approximately $424,000 and $932,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the three and six months ended June 30, 2025, the Administrator charged approximately $454,000 and $830,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

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
Unless earlier terminated as described below, the Investment Management Agreement remains in effect until May 8, 2028 and from year to year thereafter if approved annually by the vote of the Board of Trustees of the Company or by the vote of a majority of the outstanding voting securities of the Company, and the vote of a majority of the Company’s Independent Trustees. The Investment Management Agreement will automatically terminate in the event of assignment. The Investment Management Agreement may be terminated by (1) the Company without penalty on 60 days’ written notice, (2) by the vote of a majority of the outstanding voting securities of the Company or by the vote of the Company’s trustees, or (3) the Adviser on 120 days’ written notice.
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
As of June 30, 2026 and December 31, 2025, the Company has approximately $3.3 million and $4.0 million, respectively, payable to the Adviser for offering and operating costs, which is included in “accrued expenses and other liabilities payable to affiliate” and “due to affiliate” on the statements of assets and liabilities.
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
For the three and six months ended June 30, 2026, the Company accrued approximately $8.0 million and $15.6 million of base management fees payable to the Adviser. For the three and six months ended June 30, 2025, the Company accrued approximately $5.6 million and $10.5 million of base management fees payable to the Adviser. As of June 30, 2026 and December 31, 2025, base management fees payable by the Company to the Adviser were approximately $8.0 million and $6.9 million, respectively.
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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

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
For the three and six months ended June 30, 2026, the Company accrued approximately $8.6 million and $16.8 million of income incentive fees. For the three and six months ended June 30, 2025, the Company accrued approximately $6.7 million and $12.8 million of income incentive fees. As of June 30, 2026 and December 31, 2025, the Company had approximately $8.6 million and $7.8 million, respectively, of income incentive fees payable.
As of June 30, 2026, the Company had approximately $0.5 million of accrued capital gains incentive fees, of which none were paid or payable to the Adviser. As of December 31, 2025, the Company had no accrued capital gains incentive fees, of which none were paid or payable to the Adviser, representing no change in accrued capital gains incentive fees.

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

For the three and six months ended June 30, 2026, the Company accrued approximately $648,000 and $1,257,000 of Class S shareholder servicing and distribution fees. For the three and six months ended June 30, 2026, the Company accrued approximately $2,000 and $5,000 of Class D shareholder servicing and distribution fees. For the three and six months ended June 30, 2025, the Company accrued approximately $374,000 and $631,000 of Class S shareholder servicing and

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

distribution fees, of which $113,000 and $187,000, respectively, of servicing fees were waived as they were borne by the Adviser.

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

For the three and six months ended June 30, 2026 and 2025, no such Expense Payments were made by the Adviser.
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

In addition, the Company has made investments in joint ventures that have been considered controlled/affiliated companies, including the TCAP JV. From time to time, the Company may purchase investments from or sell investments to the TCAP JV. For further description of the the TCAP JV, see “Note 11. Joint Ventures.”
Fair value for the three and six months ended June 30, 2026 and 2025, and transactions of the Company’s investments in affiliates were as follows:

	Investment in Affiliated Funds at Fair Value for the Three Months Ended June 30, 2026
(Amounts in thousands)	Fair Value as of April 1, 2026	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2026	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$98,589	$2,337	$(502)	$2	$2,641	$103,067	$21
Twin Brook Segregated Equity Holdings, LLC	16	—	—	—	—	16	—
Total non-controlled/affiliated investments	$98,605	$2,337	$(502)	$2	$2,641	$103,083	$21
Controlled/affiliated investments
TB Senior Loan Fund 1, LLC	$—	$32,550	$—	$—	$65	$32,615	$393
Total controlled/affiliated investments	$—	$32,550	$—	$—	$65	$32,615	$393

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

	Investment in Affiliated Funds at Fair Value for the Six Months Ended June 30, 2026
(Amounts in thousands)	Fair Value as of January 1, 2026	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2026	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$103,655	$5,157	$(8,963)	$4,799	$(1,581)	$103,067	$21
Twin Brook Segregated Equity Holdings, LLC	15	—	—	—	1	16	—
Total non-controlled/affiliated investments	$103,670	$5,157	$(8,963)	$4,799	$(1,580)	$103,083	$21
Controlled/affiliated investments
TB Senior Loan Fund 1, LLC	$—	$32,550	$—	$—	$65	$32,615	$393
Total controlled/affiliated investments	$—	$32,550	$—	$—	$65	$32,615	$393

	Investment in Affiliated Funds at Fair Value for the Three Months Ended June 30, 2025
(Amounts in thousands)	Fair Value as of April 1, 2025	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2025	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$85,539	$4,271	$(1,540)	$369	$3,214	$91,853	$—
Twin Brook Segregated Equity Holdings, LLC	19	—	—	—	(4)	15	—
Total non-controlled/affiliated investments	$85,558	$4,271	$(1,540)	$369	$3,210	$91,868	$—

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

	Investment in Affiliated Funds at Fair Value for the Six Months Ended June 30, 2025
(Amounts in thousands)	Fair Value as of January 1, 2025	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2025	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$80,638	$7,775	$(2,084)	$714	$4,810	$91,853	$—
Twin Brook Segregated Equity Holdings, LLC	16	—	—	—	(1)	15	—
Total non-controlled/affiliated investments	$80,654	$7,775	$(2,084)	$714	$4,809	$91,868	$—

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
For the three and six months ended June 30, 2026, the Company’s monthly average USD notional exposure to derivatives was approximately $865.1 million and $790.2 million . For the three and six months ended June 30, 2025, the Company’s monthly average USD notional exposure to derivatives was approximately $648.7 million and $632.0 million .
The tables below present derivatives contracts as of June 30, 2026 and their respective classification on the consolidated statement of assets and liabilities:

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Derivative Contracts/Hedged Items	Fair Value (Amounts in Thousands)	Statement of Assets and Liabilities Classification
Foreign currency forward contracts	$5	Unrealized gain on derivative contracts
Foreign currency forward contracts	(1)	Unrealized loss on derivative contracts
Interest rate swaps(1)	222	Unrealized gain on derivative contracts
Interest rate swaps(1)	(9,930)	Unrealized loss on derivative contracts
Interest rate options	266	Unrealized gain on derivative contracts
Hedged items(2)	(3,788)	Debt
(1) The interest rate swaps above are designated in a qualifying hedging relationship with unsecured borrowings.
(2) The hedged items above represent the carrying value adjustment to unsecured borrowings in a designated hedging relationship as further described in the hedging note below.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

The table below presents the impact to the consolidated statements of operations from derivative contracts that were not designated in a qualifying hedging relationship during the three and six months ended June 30, 2026 and 2025:

(Amounts in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net change in unrealized gain (loss) on foreign currency forward contracts	$—	$(7)	$9	$(52)
Net change in unrealized gain (loss) on interest rate swaps and options	(346)	(110)	(84)	326
Realized (loss) on foreign currency forward contracts	(1)	(11)	(7)	36
The Company has not applied counterparty netting or collateral netting; as such, the amounts of cash collateral received and posted are not offset against the derivative assets and derivative liabilities in the consolidated statements of assets and liabilities.
The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2026:

(Amounts in thousands)	As of June 30, 2026
Assets	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-Cash Collateral Received	Cash Collateral Received	Net Amount of Derivative Assets(1)
Morgan Stanley Capital Services, LLC	$240	$(240)	$—	$—	$—
MUFG Bank, Ltd.	97	(97)	—	—	—
Wells Fargo Bank, N.A.	58	(58)	—	—	—
Regions Bank	98	(98)	—	—	—
Total	$493	$(493)	$—	$—	$—

(Amounts in thousands)	As of June 30, 2026
Liabilities	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-Cash Collateral Received	Cash Collateral Pledged(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley Capital Services, LLC	$(1,303)	$240	$—	$1,063	$—
MUFG Bank, Ltd.	(4,972)	97	—	4,875	—
Wells Fargo Bank, N.A.	(2,206)	58	—	2,148	—
Regions Bank	(1,450)	98	—	1,352	—
Total	$(9,931)	$493	$—	$9,438	$—
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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

portfolio, which consists primarily of floating rate loans. For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument are recorded as interest expense and in the consolidated statements of operations.
The table below presents the impact to the consolidated statements of operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three and six months ended June 30, 2026 and 2025:

(Amounts in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Financial Statement Location
Interest rate swaps	$5,846	$(5,084)	$10,232	$(13,695)	Interest expense
Hedged items	$(6,270)	$4,569	$(11,275)	$12,723	Interest expense

The table below presents the carrying value of unsecured borrowings as of June 30, 2026 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

Description	Principal Amount (Amounts in thousands)	Carrying Value (Amounts in thousands)	Cumulative Hedging Adjustments (Amounts in thousands)
Series A Tranche A Notes	$90,000	$90,000	$—
Series A Tranche B Notes	150,000	149,411	(589)
Series B, Tranche A Notes	85,000	84,661	(339)
Series B, Tranche C Notes	290,000	288,496	(1,504)
Series C, Tranche A Notes	25,000	23,834	(1,166)
Series C, Tranche B Notes	75,000	74,757	(243)
Series D, Tranche A Notes	50,000	49,944	(56)
Series D, Tranche B Notes	175,000	175,109	109
Total	$940,000	$936,212	$(3,788)

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
As of June 30, 2026 and December 31, 2025, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	June 30, 2026	December 31, 2025
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
3BC Matrix Acquisition, LLC	$—	$1,564
50Floor, LLC	199	106
A. P. Nonweiler Co. Inc.	1,523	1,523
A.P.A Industries, LLC	—	1,979
Abrasive Technology Intermediate, LLC	—	138
ACES Intermediate, LLC	—	7,114
ACS Midco LLC	8,419	—
ADC Purchaser Inc	3,458	6,013
Advanced Lighting Acquisition, LLC	—	1,215
ADVI Health, LLC	—	1,062
Advocate RCM Acquisition Corp	2,902	2,902
AEP Passion Intermediate Holdings, Inc.	39	32
AFC Industries, Inc.	—	14,262
AFC-Dell Holding Corp	10,885	—
Affinitiv, Inc.	186	186
Agility Intermediate, Inc.	27	27
AHR Intermediate, Inc	7,978	16,679
AirPro Diagnostics, LLC	3,118	4,332
AKS Engineering and Forestry, LLC	—	2,890
Alcresta Buyer, Inc	22,412	39,224
Aligned Dental Management Services, LLC	—	3,997
Alliance Environmental Group, LLC	2	19
Allied Credit Acquisition Corp	7,544	—
AlphaCoin LLC	2,610	7,119
Altamira Material Solutions, LP	26	—
AM Buyer, LLC	851	851
AMCP SAMGI Intermediate, Inc	12,910	16,368
AMCP Treatment Intermediate, LLC	6,608	9,653
American Family Care, LLC	6,482	17,337
Ansira Partners II, LLC	3,992	6,142
Answer Acquisition, LLC	268	531

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Portfolio Company	June 30, 2026	December 31, 2025
Aptitude Health Holdings, LLC	—	223
Aquatic Sales Solutions, LLC	58	58
ARC Health OPCO, LLC	9,543	13,138
Arctic Acquisition Sub, LLC	11,782	—
ASC Ortho Management, LLC	—	7
Ascend Plastic Surgery Partners MSO LLC	4,197	19,880
Ascent Lifting, Inc.	—	2,500
ASP Global Holdings, LLC	5,502	6,595
Assembly Holdco, LLC	5,555	—
AWI Group, LLC	5,418	2,918
Baker Manufacturing Company, LLC	—	2,898
Banner Buyer, LLC	259	259
Barkley, LLC	2,300	2,300
BBG Intermediate Holdings, Inc.	4	4
BCI Burke Holding Corp.	6,588	9,036
Beacon Oral Specialists Management LLC	10,833	14,407
Beghou Consulting, LLC	—	2,290
Best Version Media Acquisition, LLC	—	2,897
Bestop, Inc	—	12,499
Bluebird Parent, INC	5,821	—
BPCP EE Intermedco LLC	1,282	2,244
BPCP NSA Intermedco, Inc	4,954	14,883
BPCP WLF Intermedco LLC	2,132	9,170
Brightview, LLC	8,512	10
Brite Acquisition, LLC	6,125	—
BSC ASI BUYER, LLC	—	3,661
BSC Top Shelf Blocker LLC	—	2,256
Bulk Lift International, LLC	189	1,543
Canadian Orthodontic Partners Corp	28	29
CAP KSI Holdings LLC	—	4,287
Capital Construction, LLC	—	9,173
Capstone Mechanical LLC	2,670	7,563
Captive Radiology Acquisition, LLC	4,629	—
Centennial Environmental Acquisition, LLC	9,214	—
Change Academy at Lake of the Ozarks, LLC	—	2,870
CHS Holdco, LLC	10,542	12,775
CL Services Acquisition, LLC	13,410	27,625
CNS Purchaser, LLC	17,376	15,271
Compass Restoration Intermediary Holdings, LLC	1,744	2,961
CPS Power Buyer, LLC	5,541	7,303
CR Services Intermediate, LLC	30	11
Creative Outdoor Holding Inc	8,741	12,909
CSL Intermediate Acquisition LLC	3,564	4,819
Custom Agronomics Holdings, LLC	—	2,232
DASCO HME, LLC	4,170	7,891

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Portfolio Company	June 30, 2026	December 31, 2025
Datum Acquisition, LLC	2,146	2,146
DealerOn Inc.	—	314
DemandTec, LLC	5,210	4,984
Dermatology Medical Partners OpCo, LLC	9	9
Diamondback Buyer, LLC	—	75
DNS IMI Acquisition Corp	—	56
Double E Company, LLC	230	1,382
Duggal Acquisition, LLC	2,612	12,543
Dykstra's Auto, LLC	6,657	23,732
Dynamic Campus Acquisition, Inc.	9,698	13,264
Eastern Communications Solutions, Inc.	3,240	3,240
EH Management Company, LLC	—	2,505
ELMC RX Solutions, LLC	5,112	5,112
EMSAR Acquisition LLC	53	—
Endodontic Practice Partners, LLC	4,130	12,123
E-Phoenix Acquisition Co. Inc.	—	2,984
Esquire Deposition Solutions, LLC	—	7,666
Ever Fresh Fruit Company, LLC	1,380	1,380
Exclusive Concepts, LLC	11	3,343
ExperCare Management, LLC	5,555	—
Fastlap, LLC	23	338
First Steps Recovery Acquisition, LLC	18,828	22,409
Formulated Buyer, LLC	39	76
Foundation Repair Purchaser, INC.	15,220	—
Franchise Fastlane, LLC	15	15
FreshAddress, LLC	—	30
FYZICAL Buyer, LLC	1,107	1,107
Genius Bidco LLC	3,571	7,755
Geriatric Medical and Surgical Supply, LLC	—	300
Gifthealth, Inc.	—	10,835
GM Services Buyer, LLC	4,836	9,997
Gold Medal Holdings, Inc.	—	2,668
Golden Bear PT Partners, LLC	6,115	17
GPSTrackit Holdings, LLC	—	2,067
Green Monster Acquisition, LLC	17	23
GS XX Corporation	—	2,381
Guardian Dentistry Practice Management, LLC	10,617	3,351
H2 Holdco, Inc.	7,123	13,098
Harley Exteriors Acquisition, LLC	1,541	2,423
Health and Wellness Partners LLC	1,162	8,288
HEC Purchaser Corp.	—	8,250
Helpware, Inc.	—	1,754
Highland Acquisition, Inc.	1,217	1,771
HLSG Intermediate, LLC	—	2,496
Home Brands Group Holdings, Inc.	—	48

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Portfolio Company	June 30, 2026	December 31, 2025
HTI Intermediate, LLC	1,553	2,070
Hultec Buyer, LLC	—	705
Hydromax USA, LLC	191	1,435
Icelandirect, LLC	796	3,189
Icreon Holdings, LLC	179	1,071
IMA Group Management Company, LLC	4,091	4,105
Infolinks Media Buyco, LLC	11	11
Innovate 32 Services, LLC	6,449	22,209
Innovative Discovery Acquisition, LLC	8,901	10,677
Innovative FlexPak, LLC	104	230
Inreach Intermediate Holdings II, LLC	5,033	6,733
IPC Pain Acquisition, LLC	—	1,140
Ironhorse Purchaser, LLC	730	5,813
ISSA, LLC	—	92
Jacent Strategic Merchandising, LLC	—	1,330
Johns Byrne LLC	—	1,460
Juniper Landscaping Holdings LLC	3,628	8,360
K-1 Packaging Group, LLC.	6,242	5,483
Kaizen Auto Care, LLC	—	6
Keystone Partners, LLC	—	2,753
Kittyhawk, Inc	—	3,571
Kravet Design LLC	—	4,349
Kwalu, LLC	4,386	3,374
L&J Holding Company LLC	9,408	8,490
Lakeshirts LLC	7,989	16,435
Lawn Care Holdings Purchaser, Inc	3,840	6,696
Lehman Pipe Buyer, LLC	217	8,057
Livefront, LLC	4,188	6,730
Load One Purchaser Corporation	2,650	3,344
LSOMS Acquisition, LLC	5,555	—
MacKenzie Childs Acquisition, Inc.	—	3,374
MacNeill Pride Group Corp.	—	287
Mad Rose Company, LLC	—	253
Mattco Forge, Inc.	—	1,230
Mearthane Products, LLC	1,651	—
MediaMint Inc	2,128	2,128
Medical Technology Associates, LLC	—	1,550
Merge USA, Inc	1,509	2,515
MetaSource, LLC	45	38
Milestone Technologies, Inc	2,918	5,513
Millennia Patient Services, LLC	60	80
Monument Policy Group Holdings	1,485	—
MRC Keeler Acquisition, LLC	150	150
MS Pain, LLC	2,350	6,899
MWEC Management, LLC	1,608	4,168

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Portfolio Company	June 30, 2026	December 31, 2025
My Buyer, LLC	—	2,360
Nasco Healthcare Inc.	—	2,203
NEFCO Holding Company, LLC	—	4,753
NEPEZ Acquisition, LLC	8,695	56
Network Partners Acquisition, LLC	—	38
Nimlok Company, LLC	—	1,498
North & Warren, LLC	—	954
NutriScience Innovations, LLC	—	131
NWI Merger Sub, Inc	5,150	8,933
OneCare LTC, LLC	—	2,121
Optimized Marketing Acquisition, LLC	790	1,066
Outerbox, LLC	2,280	2,830
P and R Dental Strategies, LLC	—	14
P1 DENTAL MSO, LLC	1,507	3,468
Palmetto Technology Group, LLC	9,479	7,281
Peak Dental Services, LLC	—	66
Peak Investment Holdings, LLC	65	65
Peninsula MMGY Corporation	—	3,395
PharmaForceIQ INC.	—	2,093
PHGP MB Purchaser, Inc.	44	63
Pink Lily Holdings, LLC	—	15
Polaris Labs Acquisition, LLC	—	2,123
Polycorp Ltd	—	10,261
PPW Acquisition, LLC	19	26
PRA Acquisition, LLC	—	56
Precision Point Metrics, Inc	3,063	5,093
Premier Early Childhood Education Partners LLC	12,477	2,813
Premier Produce One, LLC	10,460	14,432
PRM Management Company, LLC	—	1,969
Purpose Home Health Acquisition, LLC	—	9,999
Qin's Buffalo, LLC	—	2,393
Quality Liaison Services of North America, Inc	1,629	912
Raffel Systems, LLC	9,408	—
Raneys, LLC	—	1,964
Rapid Fire Safety and Security, LLC	10,125	1,080
Redwood Buyer, LLC	7,615	9,499
Renovation Systems, LLC	2,384	1,331
Rental Equipment Investment Corp	—	5,225
Rose Paving, LLC	—	3,431
RTP Acquisition, LLC	38	—
Sage Dental Management, LLC	9,567	17,773
SCP Cold Chain Packaging Buyer Corp	7,248	10,495
SCP ENT and Allergy Services, LLC	64	64
SCP OMS Services, LLC	4,514	8,754
SENS Intermediate Holdings LLC	3,468	6,132

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Portfolio Company	June 30, 2026	December 31, 2025
Shasta Buyer, LLC	—	4,307
ShiftKey, LLC	110	110
Signature Dental Partners LLC	9,579	2,974
Signature MD, Inc	—	5,292
Silver Falls MSO, LLC	4,305	5,371
SimiTree Acquisition LLC	128	128
SIMKO Merger Sub, LLC	—	27
Singlepoint Healthcare Opco, LLC	15,297	—
Sixarp, LLC	1,722	4,432
Southeast Primary Care Partners, LLC	454	733
Southern Orthodontic Partners Management, LLC	3,037	4,843
Southern Sports Medicine Partners, LLC	27	27
Spa Medicca, LLC	7,199	7,199
Spear Education Holdings, LLC	—	3,791
Spectrum Solutions, LLC	21	95
SPG Holdco, LLC	544	1,234
Star Dental Partners LLC	2,279	6,513
Starwest Botanicals Acquisition, LLC	—	4
Storm Smart Buyer LLC	—	66
Sun Orchard, LLC	—	6,851
Superior Insurance Partners LLC	16,883	5,414
Superscapes Holdco, LLC	—	1,888
SupplySide BuyerCo, Inc	8,278	—
Sure Power, LLC	4,441	—
Surplus Solutions, LLC	—	3,626
T&D AcquisitionCo, LLC	7,855	—
TCG Services, LLC	7,250	9,280
Teel Plastics, LLC	—	3,909
The Channel Company, LLC	39	27
The Chempetitive Group, LLC	10,505	13,578
Therapy Spot Acquisition, LLC	7,422	—
Therapy2000 Acquisition, LLC	5,232	6,888
Third Holdco, LLC	3,624	9,713
Trademark Global, LLC	101	18
Transitions Intermediate Holdings, LLC	687	2,784
Treat Planet Acquisition, LLC	—	2,422
Triad Technologies, LLC	—	332
TruBlue LLC	—	3,761
TruSource Foods LLC	2,510	3,425
TSR Concrete Coatings, LLC	10,938	19,088
U.S. BioTek Laboratories, LLC	—	—
United Land Services Opco Parent, LLC	3,629	3,779
Universal Pure, LLC	179	179
US Anchors Group Inc	—	6,043
US Foot and Ankle Specialists, LLC	—	2,699

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Portfolio Company	June 30, 2026	December 31, 2025
USSC Holding Corp	—	3,409
Value Added Distributors, LLC	—	3,768
Vanguard Packaging, LLC	3,674	2,939
Varsity DuvaSawko Operating Corp.	—	3,045
Varsity Rejuvenate Partners, LLC	—	1,245
VersiCare Management LLC	3,834	4,775
VetEvolve Holdings, LLC	8,265	15,217
Vintage Parts, Inc	—	1,564
VIT Nyckel Acquisition AB	—	2,719
Vital Geriatrics Group Buyer, Inc	7,428	2,408
Walker Sands, LLC	—	1,553
WCI Volt Purchaser, LLC	—	2,249
Western Veterinary Partners, LLC	2,175	4,599
Westminster Cracker Company, Inc.	230	1,303
Wolf Gordon Inc	—	3,809
Woodson and Bozeman, LLC	6,590	9,026
WTWH Buyer, LLC	—	1,638
Yard-Nique, Inc	—	973
Zipline Logistics, LLC	405	405
Total unfunded portfolio company commitments	$759,636	$1,151,840
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of business. As of June 30, 2026, management was not aware of any material pending or threatened litigation.
As of June 30, 2026, $184.4 million of capital remained uncalled from the Company at the TCAP JV.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Note 9.  Net Assets
Equity Issuances

As of June 30, 2026 and December 31, 2025, the Company had 106,651,371 and 94,659,223, respectively, shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	6,468,705	$161,590	12,734,192	$319,468
Share transfers between classes	3,976	1,599	24,350	2,112
Distributions reinvested	575,329	14,506	1,150,997	29,008
Repurchased shares, net of early repurchase reduction	(1,776,368)	(44,708)	(2,948,413)	(74,264)
Net increase (decrease)	5,271,642	$132,987	10,961,126	$276,324

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	531,239	$13,395	1,230,342	$31,009
Share transfers between classes	(3,976)	(1,599)	(24,350)	(2,112)
Distributions reinvested	122,371	3,086	237,775	5,994
Repurchased shares, net of early repurchase reduction	(306,906)	(7,727)	(358,765)	(9,035)
Net increase (decrease)	342,728	$7,155	1,085,002	$25,856

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	397	$10	8,972	$226
Share transfers between classes	—	—	—	—
Distributions reinvested	830	21	1,623	41
Repurchased shares, net of early repurchase reduction	(5,059)	(127)	(5,059)	(127)
Net increase (decrease)	(3,832)	$(96)	5,536	$140

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	6,196,561	$156,731	11,631,597	$294,160
Share transfers between classes	6,911	175	9,899	251
Distributions reinvested	399,643	10,108	766,317	19,380
Repurchased shares, net of early repurchase reduction	(1,238,312)	(31,268)	(1,493,833)	(37,728)
Net increase (decrease)	5,364,803	$135,746	10,913,980	$276,063

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	1,866,111	$47,201	3,666,854	$92,732
Share transfers between classes	(6,911)	(175)	(6,911)	(175)
Distributions reinvested	81,918	2,072	147,020	3,718
Repurchased shares, net of early repurchase reduction	(4,954)	(120)	(7,143)	(175)
Net increase (decrease)	1,936,164	$48,978	3,799,820	$96,100

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	12,452	$315	23,992	$607
Share transfers between classes	—	—	(2,989)	(76)
Distributions reinvested	678	17	1,284	32
Repurchased shares, net of early repurchase reduction	(5,626)	(142)	(7,597)	(192)
Net increase (decrease)	7,504	$190	14,690	$371
Dividends
The following table reflects dividends declared on common shares during the six months ended June 30, 2026 and 2025:

For the Six Months Ended June 30, 2026
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2026	January 31, 2026	February 25, 2026	$0.2000	$17,035
February 26, 2026	February 27, 2026	March 27, 2026	$0.2000	$17,734
March 26, 2026	March 31, 2026	April 28, 2026	$0.2000	$18,081
April 27, 2026	April 30, 2026	May 29, 2026	$0.2000	$18,071
May 26, 2026	May 29, 2026	June 30, 2026	$0.2000	$18,229
June 27, 2026	June 30, 2026	July 29, 2026	$0.2000	$19,255

For the Six Months Ended June 30, 2026
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2026	January 31, 2026	February 25, 2026	$0.1818	$2,050
February 26, 2026	February 27, 2026	March 27, 2026	$0.1836	$2,119
March 26, 2026	March 31, 2026	April 28, 2026	$0.1818	$2,145
April 27, 2026	April 30, 2026	May 29, 2026	$0.1824	$2,176
May 26, 2026	May 29, 2026	June 30, 2026	$0.1818	$2,199
June 27, 2026	June 30, 2026	July 29, 2026	$0.1824	$2,250

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

For the Six Months Ended June 30, 2026
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2026	January 31, 2026	February 25, 2026	$0.1947	$23
February 26, 2026	February 27, 2026	March 27, 2026	$0.1952	$24
March 26, 2026	March 31, 2026	April 28, 2026	$0.1947	$25
April 27, 2026	April 30, 2026	May 29, 2026	$0.1948	$25
May 26, 2026	May 29, 2026	June 30, 2026	$0.1947	$25
June 27, 2026	June 30, 2026	July 29, 2026	$0.1948	$24

For the Six Months Ended June 30, 2025
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$13,438
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$13,365
March 28, 2025	March 31, 2025	April 28, 2025	$0.2200	$13,788
April 27, 2025	April 30, 2025	May 28, 2025	$0.2200	$14,121
May 28, 2025	May 31, 2025	June 26, 2025	$0.2200	$14,580
June 27, 2025	June 30, 2025	July 29, 2025	$0.2200	$14,969

For the Six Months Ended June 30, 2025
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2171	$933
February 25, 2025	February 28, 2025	March 27, 2025	$0.2084	$969
March 28, 2025	March 31, 2025	April 28, 2025	$0.2071	$1,159
April 27, 2025	April 30, 2025	May 28, 2025	$0.2075	$1,307
May 28, 2025	May 31, 2025	June 26, 2025	$0.2071	$1,467
June 27, 2025	June 30, 2025	July 29, 2025	$0.2075	$1,563

For the Six Months Ended June 30, 2025
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$16
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$17
March 28, 2025	March 31, 2025	April 28, 2025	$0.2200	$17
April 27, 2025	April 30, 2025	May 28, 2025	$0.2200	$17
May 28, 2025	May 31, 2025	June 26, 2025	$0.2200	$19
June 27, 2025	June 30, 2025	July 29, 2025	$0.2200	$19

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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

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

The following table presents the share repurchases completed during the six months ended June 30, 2026:

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
March 5, 2026	1,223,904	1.3%	$25.22	March 31, 2026	$30,801	0
June 2, 2026	2,088,333	2.1%	$25.20	June 30, 2026	$52,523	0
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction.
(3) All repurchases were satisfied in full.

The following table presents the share repurchases completed during the six months ended June 30, 2025:

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
January 29, 2025	259,680	0.4%	$25.30	December 31, 2024	$7	0
April 25, 2025	1,248,893	1.7%	$25.29	March 31, 2025	$31,530	0
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

All of the dividends declared during the six months ended June 30, 2026 and 2025 were derived from ordinary income, as determined on a tax basis. Taxable income is an estimate and is not fully determined until the Company's tax return is filed.

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

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. There were $282,000 and $701,000 of permanent book-to-tax differences for the three and six months ended June 30, 2026. In addition, there were $510,000 and $1,122,000 of permanent book-to-tax differences for the three and six months ended June 30, 2025.

Note 11. Joint Ventures

TB Senior Loan Fund 1, LLC

TB Senior Loan Fund 1, LLC (“TCAP JV”), a Delaware limited liability company, was formed as a joint venture between the Company and an alternative investment management firm (the “TCAP JV Partner”). TCAP JV commenced operations on May 27, 2026 and operates under a limited liability company agreement. TCAP JV’s principal purpose is to make investments, primarily revolving lines of credit, to middle-market companies.

The Company and the TCAP JV Partner, through their joint control of the Board of Managers of the TCAP JV (“TCAP JV Board”), have equal control of the TCAP JV’s investment decisions (including purchases and sales of the Company’s investments to or from the TCAP JV), the decision to call additional capital up to the amounts committed by the Company and the TCAP JV Partner, the decision to return capital or to make distributions, and generally all other major decisions in respect of the TCAP JV. The TCAP JV Board consists of an equal number of representatives of the Company and the TCAP JV Partner. The TCAP JV shall be dissolved once all investments are liquidated or when all assets are distributed. The Company’s investment in the TCAP JV cannot be transferred without approval of the TCAP JV Board.

On May 27, 2026, the Company and the TCAP JV Partner initially committed to contribute up to $217.0 million and $33.0 million of capital, respectively, to the TCAP JV.

As of June 30, 2026, the Company had made capital contributions of $32.6 million and the TCAP JV Partner had made capital contributions of $5.0 million. As of June 30, 2026, $184.4 million of capital remained uncalled from the Company and $28.0 million of capital remained uncalled from the TCAP JV Partner. The Company and the TCAP JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from TCAP JV.

As of June 30, 2026, the Company’s and the TCAP JV Partner’s equity ownership interests in the TCAP JV were 86.8% and 13.2%, respectively.

For the three and six months ended June 30, 2026, the TCAP JV purchased investments from the Company for a total cash purchase price based on then-current fair value (at the time of purchase) of $92.5 million.

The Company has determined that the TCAP JV is an investment company under ASC 946, and in accordance with ASC 946, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. Further, the Company has a variable interest in the TCAP JV and has determined that the TCAP JV is a variable interest entity under ASC 810 - Consolidation (“ASC 810”). However, the Company is not deemed to be the primary beneficiary of the TCAP JV as there is equal power between the Company and the TCAP JV Partner. Accordingly, the Company does not consolidate the TCAP JV.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the selected consolidated statements of assets and liabilities information of the TCAP JV as of June 30, 2026:

June 30, 2026
(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $98,126)	$98,199
Restricted cash	17,647
Deferred financing costs	2,882
Interest receivable	378
Other assets	27
Total assets	$119,133
Liabilities
Debt	$80,600
Interest payable	439
Deferred income	53
Accrued expenses and other liabilities payable to affiliate	13
Current tax liability	1
Total liabilities	$81,106
Commitments and contingencies
Net assets
Total net assets	$38,027
Total liabilities and net assets	$119,133

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the selected consolidated statements of operations information of the TCAP JV for the period from May 27, 2026 (Commencement of Operations) through June 30, 2026:

Period from May 27, 2026 (Commencement of Operations) through June 30, 2026
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$959
Other	5
Total investment income from non-controlled, non-affiliated investments:	964
Total investment income	964
Expenses
Interest expense	497
Professional fees	10
Other expenses	2
Total expenses	509
Net investment income (loss) before taxes	$455
Current federal tax(1)	1
Net investment income (loss) after taxes	$454
Net realized and change in unrealized gain (loss) on investment transactions
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	73
Total net realized and change in unrealized gain (loss) on investment transactions	73
Net increase (decrease) in net assets resulting from operations	$527

(1)Related to the TCAP JV’s wholly-owned, consolidated subsidiary, TB Senior Loan Fund 1 Corp., which is treated as a corporation for United States federal income tax purposes

The Company’s investment in the TCAP JV is disclosed on the Company’s Condensed Consolidated Schedule of Investments as of June 30, 2026.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt
Aerospace and defense
AlphaCoin LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.41%	6/4/2026	7/29/2030	$4,509	$(47)	$(48)	(0.13)%
Mattco Forge, Inc	First lien senior secured revolving loan	S +	5.25%	8.98%	6/4/2026	12/19/2030	3,691	2,425	2,425	6.38%
Third Holdco, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.39%	6/4/2026	6/13/2031	6,089	(66)	(66)	(0.17)%
								2,312	2,311	6.08%
Auto components
A.P.A. Industries, LLC (6) (7)	First lien senior secured revolving loan	S +	5.25%	8.89%	6/4/2026	1/10/2029	$1,979	$(13)	$(13)	(0.03)%
AirPro Diagnostics, LLC	First lien senior secured revolving loan	S +	5.25%	8.92%	6/4/2026	2/21/2030	1,822	1,075	1,075	2.83%
Bestop, Inc (6)	First lien senior secured revolving loan	S +	5.50%	9.23%	6/4/2026	3/29/2029	7,081	(76)	(77)	(0.20)%
BSC ASI BUYER, LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.98%	6/4/2026	12/31/2027	3,661	(15)	(15)	(0.04)%
Raneys, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.23%	6/4/2026	6/7/2027	1,964	(10)	(11)	(0.03)%
								961	959	2.53%
Building products
US Anchors Group Inc	First lien senior secured revolving loan	S +	5.25%	8.96%	6/4/2026	7/15/2029	$4,338	$1,691	$1,691	4.45%
								1,691	1,691	4.45%
Chemicals
Custom Agronomics Holdings, LLC	First lien senior secured revolving loan	S +	6.50%	10.26%	6/4/2026	8/30/2027	$2,976	$1,105	1,105	2.91%
Polycorp Ltd (6)	First lien senior secured revolving loan	S +	5.00%	8.64%	6/4/2026	1/24/2030	3,723	(37)	(37)	(0.10)%
Teel Plastics, LLC	First lien senior secured revolving loan	P +	3.75%	10.50%	6/4/2026	4/22/2030	3,909	582	$582	1.53%
								1,650	1,650	4.34%
Commercial services and supplies
Capstone Mechanical LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	11/20/2030	$1,492	$(14)	$(14)	(0.04)%
Gold Medal Holdings, Inc (8)	First lien senior secured revolving loan	S +	5.75%	9.48%	6/4/2026	9/17/2028	1,444	187	187	0.49%
Innovative Discovery Acquisition, LLC (6) (9)	First lien senior secured revolving loan	S +	5.50%	9.14%	6/4/2026	12/31/2030	389	(3)	(3)	(0.01)%
Nimlok Company, LLC (6) (10)	First lien senior secured revolving loan	S +	5.25%	8.91%	6/4/2026	11/27/2027	1,498	(6)	(6)	(0.02)%
Polaris Labs Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	9/17/2029	2,123	(25)	(25)	(0.07)%
Precision Point Metrics, Inc (6)	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	7/1/2031	2,030	(22)	(22)	(0.06)%
Rapid Fire Safety and Security, LLC	First lien senior secured revolving loan	S +	5.25%	8.95%	6/4/2026	1/2/2030	1,885	1,678	1,678	4.41%
Superscapes Holdco, LLC	First lien senior secured revolving loan	P +	4.50%	11.25%	6/4/2026	4/7/2030	2,166	365	365	0.96%
TCG Services, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.17%	6/4/2026	7/31/2031	2,030	(22)	(22)	(0.06)%
								2,138	2,138	5.60%
Construction and engineering
AKS Engineering and Forestry, LLC	First lien senior secured revolving loan	S +	4.75%	8.44%	6/4/2026	1/7/2031	$2,890	$925	$925	2.43%
BCI Burke Holding Corp	First lien senior secured revolving loan	S +	5.75%	9.45%	6/4/2026	12/14/2027	2,447	657	657	1.73%
Compass Restoration Intermediary Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.89%	6/4/2026	1/31/2030	1,218	(19)	(16)	(0.04)%
Ironhorse Purchaser dba Mersino, Inc (11)	First lien senior secured revolving loan	S +	6.00%	9.66%	6/4/2026	3/31/2029	6,093	442	442	1.16%
Redwood Buyer, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	1/3/2030	1,884	(24)	(24)	(0.06)%
Rose Paving, LLC	First lien senior secured revolving loan	S +	5.00%	8.65%	6/4/2026	11/7/2029	8,626	6,444	6,443	16.94%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
								8,425	8,427	22.16%
Containers and packaging
Bulk Lift International, LLC	First lien senior secured revolving loan	S +	5.75%	9.42%	6/4/2026	11/15/2029	$2,529	$236	$236	0.62%
Johns Byrne LLC (6)	First lien senior secured revolving loan	S +	6.25%	9.98%	6/4/2026	8/31/2029	1,460	(18)	(18)	(0.05)%
SCP Cold Chain Packaging Buyer Corp (6)	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	6/27/2031	3,247	(28)	(28)	(0.07)%
Sixarp, LLC	First lien senior secured revolving loan	S +	5.25%	8.98%	6/4/2026	8/5/2029	3,045	315	315	0.83%
								505	505	1.33%
Diversified consumer services
ACES Intermediate, Inc (6)	First lien senior secured revolving loan	S +	5.25%	9.01%	6/4/2026	7/27/2027	$7,114	$(31)	$(31)	(0.08)%
CL Services Acquisition, LLC	First lien senior secured revolving loan	S +	5.00%	8.70%	6/4/2026	4/25/2028	5,435	1,686	1,686	4.43%
Esquire Deposition Solutions, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	12/30/2028	7,666	(58)	(59)	(0.16)%
Foundation Repair Purchaser, INC. (6)	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	1/20/2032	1,809	(18)	(18)	(0.05)%
Home Brands Group Holdings, Inc	First lien senior secured revolving loan	S +	5.25%	8.89%	6/4/2026	1/8/2028	48	36	36	0.09%
ISSA, LLC	First lien senior secured revolving loan	S +	6.25%	9.95%	6/4/2026	3/1/2028	131	64	64	0.17%
Juniper Landscaping Holdings LLC (12)	First lien senior secured revolving loan	S +	5.75%	9.42%	6/4/2026	12/29/2027	3,103	1,346	1,347	3.54%
Lawn Care Holdings Purchaser, Inc (13)	First lien senior secured revolving loan	P +	4.50%	11.25%	6/4/2026	10/24/2028	2,698	711	712	1.87%
Premier Early Childhood Education Partners LLC	First lien senior secured revolving loan	S +	5.00%	8.92%	6/4/2026	11/22/2028	2,572	496	496	1.30%
Therapy Spot Acquisition, LLC	First lien senior secured revolving loan	S +	4.50%	8.23%	6/4/2026	2/20/2031	1,214	170	170	0.45%
TSR Concrete Intermediate, LLC	First lien senior secured revolving loan	S +	4.50%	8.26%	6/4/2026	12/31/2031	6,220	2,854	2,854	7.51%
United Land Services Opco Parent, LLC (14)	First lien senior secured revolving loan	S +	6.00%	9.92%	6/4/2026	3/23/2027	150	40	40	0.11%
								7,296	7,297	19.18%
Diversified financial services
Allied Credit Acquisition Corp	First lien senior secured revolving loan	S +	4.75%	8.41%	6/4/2026	3/23/2032	$2,428	$942	$947	2.49%
								942	947	2.49%
Electrical equipment
BPCP NSA Intermedco, Inc (6)	First lien senior secured revolving loan	S +	4.75%	8.39%	6/4/2026	5/17/2030	$5,930	$(27)	$(27)	(0.07)%
Raffel Systems, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.23%	6/4/2026	3/24/2032	2,384	(34)	(30)	(0.08)%
SENS Intermediate Holdings LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	3/10/2031	2,664	(27)	(27)	(0.07)%
WCI Volt Purchaser, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.51%	6/4/2026	9/15/2029	2,249	(20)	(11)	(0.03)%
								(108)	(95)	(0.25)%
Electronic equipment, instruments and components
Advanced Lighting Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.14%	6/4/2026	11/22/2027	1,215	$(5)	$(5)	(0.01)%
Nelson Name Plate Company	First lien senior secured revolving loan	S +	5.75%	9.74%	6/4/2026	10/18/2026	90	30	30	0.08%
								25	25	0.07%
Food and staples retailing
Mad Rose Company, LLC (15)	First lien senior secured revolving loan	S +	6.50%	11.61%	6/4/2026	11/7/2026	$395	$358	$358	0.94%
NutriScience Innovations, LLC (6) (16)	First lien senior secured revolving loan	S +	6.00%	9.70%	6/4/2026	6/30/2027	131	—	—	0.00%
Premier Produce One, LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.99%	6/4/2026	9/21/2030	3,972	(38)	(38)	(0.10)%
TruSource Foods LLC	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	8/1/2031	1,926	891	891	2.34%
								1,211	1,211	3.18%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Food products
BPCP WLF Intermedco LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.13%	6/4/2026	8/19/2028	$3,383	$(23)	$(23)	(0.06)%
Icelandirect, LLC	First lien senior secured revolving loan	S +	5.25%	8.91%	6/4/2026	7/31/2029	331	81	81	0.21%
Sun Orchard, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.16%	6/4/2026	1/8/2029	6,851	(45)	(46)	(0.12)%
Treat Planet Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.00%	9.73%	6/4/2026	1/11/2028	2,422	(11)	(11)	(0.03)%
								2	1	0.00%
Gas utilities
Hydromax USA, LLC	First lien senior secured revolving loan	S +	5.00%	8.82%	6/4/2026	12/30/2027	$228	$90	$90	0.24%
								90	90	0.24%
Health care equipment and supplies
3BC Matrix Acquisition, LLC	First lien senior secured revolving loan	S +	5.50%	9.14%	6/4/2026	5/13/2030	$1,564	$1,346	$1,346	3.54%
AHP Caliber Purchaser, Inc (6)	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	4/8/2032	1,907	(23)	(23)	(0.06)%
Alcresta Buyer, Inc	First lien senior secured revolving loan	S +	5.25%	8.92%	6/4/2026	3/12/2031	3,155	714	714	1.88%
Medical Technology Associates, LLC	First lien senior secured revolving loan	S +	5.50%	9.23%	6/4/2026	7/25/2028	2,981	1,415	1,415	3.72%
Nasco Healthcare Inc.	First lien senior secured revolving loan	S +	5.75%	9.42%	6/4/2026	6/30/2028	2,937	2,630	2,630	6.92%
NWI Merger Sub, Inc (6)	First lien senior secured revolving loan	S +	5.00%	8.64%	6/4/2026	12/4/2029	2,495	(32)	(32)	(0.08)%
Surplus Solutions, LLC	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	11/30/2027	2,227	324	324	0.85%
								6,374	6,374	16.77%
Health care providers and services
ADVI Health, LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.91%	6/4/2026	11/29/2027	$1,557	$(5)	$(6)	(0.02)%
Aligned Dental Management Services, LLC	First lien senior secured revolving loan	S +	5.25%	9.24%	6/4/2026	2/7/2030	1,523	893	893	2.35%
AMCP SAMGI Intermediate, Inc (6)	First lien senior secured revolving loan	S +	4.50%	8.23%	6/4/2026	12/12/2030	3,458	(33)	(33)	(0.09)%
AMCP Treatment Intermediate, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	8/29/2030	3,045	(48)	(48)	(0.13)%
American Family Care, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	2/28/2029	4,912	(30)	(30)	(0.08)%
ARC Health OPCO, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.64%	6/4/2026	10/10/2030	2,560	(23)	(23)	(0.06)%
Beacon Oral Specialists Management LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.23%	6/4/2026	12/14/2026	188	—	—	0.00%
Beghou Consulting, LLC (17)	First lien senior secured revolving loan	S +	4.75%	8.40%	6/4/2026	5/1/2028	2,714	140	140	0.37%
Brightview, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.39%	6/4/2026	12/14/2029	1,658	(15)	(12)	(0.03)%
Captive Radiology Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.67%	6/4/2026	4/29/2031	1,192	(14)	(14)	(0.04)%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured revolving loan	S +	5.25%	9.13%	6/4/2026	2/2/2029	5,898	2,201	2,201	5.79%
CNS Purchaser, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.23%	6/4/2026	12/30/2029	4,246	(39)	(39)	0.10%
DASCO HME, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.23%	6/4/2026	6/6/2030	3,044	(38)	(38)	(0.10)%
EH Management Company, LLC (6)	First lien senior secured revolving loan	S +	4.50%	8.23%	6/4/2026	7/15/2028	2,505	(8)	(8)	(0.02)%
Endodontic Practice Partners, LLC	First lien senior secured revolving loan	S +	5.50%	9.23%	6/4/2026	11/2/2027	1,956	770	770	2.02%
ExperCare Management, LLC	First lien senior secured revolving loan	S +	5.00%	8.67%	6/4/2026	4/8/2031	1,192	460	460	1.21%
First Steps Recovery Acquisition, LLC	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	11/18/2030	4,476	854	854	2.25%
Geriatric Medical and Surgical Supply, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.23%	6/4/2026	6/21/2027	300	(2)	(2)	(0.01)%
Golden Bear PT Partners, LLC	First lien senior secured revolving loan	S +	5.25%	8.89%	6/4/2026	10/22/2027	38	2	2	0.01%
Guardian Dentistry Practice Management, LLC	First lien senior secured revolving loan	P +	4.50%	11.25%	6/4/2026	8/20/2027	4,574	715	715	1.88%
H2 Holdco, Inc (18)	First lien senior secured revolving loan	S +	6.00%	10.08%	6/4/2026	5/5/2028	2,544	1,165	1,165	3.06%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Innovate 32 Services, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.16%	6/4/2026	10/29/2031	2,436	(29)	(23)	(0.06)%
Inreach Intermediate Holdings II, LLC	First lien senior secured revolving loan	S +	4.75%	8.40%	6/4/2026	12/11/2030	1,700	524	524	1.38%
IPC Pain Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.14%	6/4/2026	5/19/2027	1,140	(2)	(2)	(0.01)%
LSOMS Acquisition, LLC	First lien senior secured revolving loan	S +	5.00%	8.66%	6/4/2026	4/15/2032	954	166	166	0.44%
MedOne LC (6)	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	4/9/2032	3,576	(34)	(34)	(0.09)%
MWEC Management, LLC	First lien senior secured revolving loan	S +	5.50%	9.14%	6/4/2026	2/14/2028	1,924	1,062	1,062	2.79%
Network Partners Acquisitions, LLC (6)	First lien senior secured revolving loan	S +	6.00%	9.99%	6/4/2026	12/30/2026	38	—	—	0.00%
OneCare LTC, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.16%	6/4/2026	11/14/2028	2,121	(18)	(18)	(0.05)%
P1 DENTAL MSO, LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.91%	6/4/2026	1/31/2030	1,522	(20)	(20)	(0.05)%
Periscope MAS Buyer, Inc	First lien senior secured revolving loan	S +	5.25%	8.90%	6/4/2026	5/5/2031	1,084	635	635	1.67%
PharmaForceIQ INC. (6)	First lien senior secured revolving loan	S +	5.25%	8.91%	6/4/2026	8/2/2029	2,093	(18)	(18)	(0.05)%
PRM Management Company, LLC	First lien senior secured revolving loan	S +	6.00%	9.79%	6/4/2026	1/25/2029	1,337	584	584	1.54%
Purpose Home Health Acquisition, LLC	First lien senior secured revolving loan	S +	5.50%	9.23%	6/4/2026	10/17/2029	1,173	159	159	0.42%
Sage Dental Management, LLC	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	12/15/2031	8,220	3,209	3,209	8.44%
SCP OMS Services, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	3/7/2030	2,645	(26)	(26)	(0.07)%
Signature Dental Partners LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.99%	6/4/2026	10/29/2028	38	—	—	0.00%
Silver Falls MSO, LLC	First lien senior secured revolving loan	S +	5.75%	9.47%	6/4/2026	12/31/2028	1,523	829	829	2.18%
SIMKO Merger Sub LLC	First lien senior secured revolving loan	S +	6.00%	10.30%	6/4/2026	4/7/2027	56	39	39	0.10%
Solace Healthcare Holdco, Inc (6) (19)	First lien senior secured revolving loan	S +	4.75%	8.39%	6/4/2026	2/2/2032	2,412	(23)	(23)	(0.06)%
Southeast Primary Care Partners, LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.98%	6/4/2026	12/30/2027	225	(1)	(1)	0.00%
Southern Orthodontic Partners Management, LLC	First lien senior secured revolving loan	S +	4.75%	8.41%	6/4/2026	7/27/2029	2,467	556	561	1.48%
Spear Education Holdings, LLC	First lien senior secured revolving loan	S +	5.25%	9.13%	6/4/2026	12/15/2028	7,290	3,455	3,455	9.09%
Star Dental Partners LLC	First lien senior secured revolving loan	S +	5.50%	9.14%	6/4/2026	12/22/2028	1,451	855	855	2.25%
The Chempetitive Group, LLC	First lien senior secured revolving loan	S +	5.50%	9.14%	6/4/2026	3/22/2029	3,414	303	305	0.80%
Therapy2000 Acquisition, LLC	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	9/12/2030	2,258	582	582	1.53%
Transitions Intermediate Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.17%	6/4/2026	10/25/2027	2,097	(8)	(8)	(0.02)%
U.S. BioTek Laboratories, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.09%	6/4/2026	2/20/2029	1,214	(9)	(9)	(0.02)%
US Foot and Ankle Specialists, LLC	First lien senior secured revolving loan	P +	5.25%	12.00%	6/4/2026	9/15/2027	2,699	1,320	1,347	3.54%
Varsity DuvaSawko Operating Corp	First lien senior secured revolving loan	S +	5.25%	8.92%	6/4/2026	5/27/2027	4,568	1,521	1,520	4.00%
Varsity Rejuvenate Management, LLC (6)	First lien senior secured revolving loan	S +	6.75%	10.63%	6/4/2026	9/1/2028	1,245	(16)	(16)	(0.04)%
VersiCare Management LLC	First lien senior secured revolving loan	S +	5.25%	8.91%	6/4/2026	11/25/2029	1,505	1,033	1,033	2.72%
VetEvolve Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.16%	6/4/2026	10/12/2028	3,067	(17)	(17)	(0.04)%
Vital Geriatrics Group Buyer, Inc (6)	First lien senior secured revolving loan	S +	5.00%	8.77%	6/4/2026	8/15/2031	2,408	(33)	(30)	(0.08)%
Western Veterinary Partners LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.98%	6/4/2026	10/29/2027	24	—	—	0.00%
								23,523	23,567	62.19%
Health care technology
AHR Intermediate, Inc (6)	First lien senior secured revolving loan	S +	6.00%	9.74%	6/4/2026	7/29/2027	$9,888	$4,624	$4,624	12.16%
Assembly Holdco, LLC (6)	First lien senior secured revolving loan	P +	4.50%	11.25%	6/4/2026	3/26/2032	1,669	338	341	0.90%
Gifthealth, Inc. (6)	First lien senior secured revolving loan	S +	5.50%	9.16%	6/4/2026	7/29/2028	2,841	(16)	(14)	(0.04)%
								4,946	4,951	13.02%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Household durables
Kravet Design LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	11/26/2030	$4,349	$(42)	$(42)	(0.11)%
MacKenzie Childs Acquisition, Inc	First lien senior secured revolving loan	S +	5.50%	9.39%	6/4/2026	9/2/2027	3,374	664	664	1.75%
Storm Smart Buyer LLC	First lien senior secured revolving loan	S +	5.25%	8.98%	6/4/2026	10/5/2028	131	104	104	0.27%
								726	726	1.91%
Industrial conglomerates
Hultec Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	9.17%	6/4/2026	3/31/2029	$3,915	$168	$168	0.44%
								168	168	0.44%
Insurance
Superior Insurance Partners LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.42%	6/4/2026	10/25/2029	$1,347	$(9)	$(9)	(0.02)%
								(9)	(9)	(0.02)%
Interactive media and services
Duggal Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	9/30/2030	$7,319	$(95)	$(95)	(0.25)%
								(95)	(95)	(0.25)%
Internet and direct marketing retail
DealerOn Holdco, Inc (6)	First lien senior secured revolving loan	S +	5.75%	9.51%	6/4/2026	8/19/2026	$314	$(1)	$(1)	0.00%
								(1)	(1)	0.00%
IT services
Brite Acquisition, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.39%	6/4/2026	1/5/2032	$1,469	$(14)	$(14)	(0.04)%
BSC Top Shelf Blocker LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.14%	6/4/2026	6/28/2029	2,256	(22)	(22)	(0.06)%
Dynamic Campus Acquisition, Inc. (6)	First lien senior secured revolving loan	S +	5.25%	8.98%	6/4/2026	2/14/2031	3,044	(31)	(31)	(0.08)%
E-Phoenix Acquisition Co. Inc	First lien senior secured revolving loan	S +	5.25%	9.65%	6/4/2026	6/23/2030	2,984	881	881	2.32%
Livefront, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.67%	6/4/2026	12/12/2030	2,991	(35)	(35)	(0.09)%
Milestone Technologies, Inc	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	8/22/2031	2,595	1,320	1,320	3.47%
P and R Dental Strategies, LLC	First lien senior secured revolving loan	S +	5.75%	9.63%	6/4/2026	12/22/2027	23	16	16	0.04%
Palmetto Technology Group, LLC (6) (20)	First lien senior secured revolving loan	S +	5.25%	8.89%	6/4/2026	1/3/2029	2,860	(22)	(22)	(0.06)%
								2,093	2,093	5.50%
Leisure equipment and products
MacNeill Pride Group Corp (6)	First lien senior secured revolving loan	S +	6.50%	10.49%	6/4/2026	4/22/2029	$997	$(14)	$(14)	(0.04)%
TruBlue LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.14%	6/4/2026	1/11/2029	1,430	(13)	(13)	(0.03)%
								(27)	(27)	(0.07)%
Life sciences tools and services
Aptitude Health Holdings, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	5/3/2028	$267	$—	$—	0.00%
Health and Wellness Partners LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.63%	6/4/2026	3/12/2030	2,480	(29)	(29)	(0.08)%
VIT Nyckel Acquisition AB (6)	First lien senior secured revolving loan	S +	4.50%	8.15%	6/4/2026	12/18/2031	2,719	1,334	1,334	3.51%
								1,305	1,305	3.43%
Machinery
Abrasive Technology Intermediate, LLC	First lien senior secured revolving loan	S +	5.75%	9.51%	6/4/2026	10/30/2027	$173	$71	$71	0.19%
Baker Manufacturing Company, LLC	First lien senior secured revolving loan	S +	5.25%	8.90%	6/4/2026	11/1/2028	2,898	1,831	1,831	4.81%
L&J Holding Company LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	7/29/2030	2,204	(27)	(27)	(0.07)%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Mearthane Products, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.40%	6/4/2026	5/6/2030	848	(8)	(8)	(0.02)%
My Buyer, LLC	First lien senior secured revolving loan	S +	5.75%	9.39%	6/4/2026	1/26/2030	2,360	2,334	2,334	6.14%
Spartaco Buyer, Inc	First lien senior secured revolving loan	S +	4.75%	8.41%	6/4/2026	3/27/2032	1,788	1,266	1,269	3.34%
SPG Holdco, LLC (21)	First lien senior secured revolving loan	S +	6.25%	9.94%	6/4/2026	12/1/2028	2,070	1,554	1,554	4.09%
USSC Holding Corp	First lien senior secured revolving loan	S +	5.50%	9.21%	6/4/2026	6/21/2030	7,177	3,683	3,677	9.67%
								10,704	10,701	28.15%
Media
Best Version Media Acquisition, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.39%	6/4/2026	12/31/2030	$2,897	$(37)	$(37)	(0.10)%
Creative Outdoor Holding Inc (6) (22)	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	6/26/2030	4,168	(35)	(35)	(0.09)%
GM Services Buyer, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.39%	6/4/2026	8/26/2030	3,070	(34)	(34)	(0.09)%
North & Warren, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	1/31/2030	1,199	(11)	(13)	(0.03)%
Peninsula MMGY Corporation (6) (23)	First lien senior secured revolving loan	S +	5.50%	9.23%	6/4/2026	4/26/2029	3,691	(35)	(35)	(0.09)%
Upswell Group, Inc (6)	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	3/26/2032	1,814	(22)	(18)	(0.05)%
Walker Sands, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.72%	6/4/2026	10/1/2030	1,553	(17)	(18)	(0.05)%
WTWH Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.14%	6/4/2026	6/16/2029	1,638	(14)	(14)	(0.04)%
								(205)	(204)	(0.54)%
Multiline retail
HEC Purchaser Corp. (6)	First lien senior secured revolving loan	S +	5.00%	8.74%	6/4/2026	6/17/2029	$8,250	$(55)	$(56)	(0.15)%
								(55)	(56)	(0.15)%
Professional services
CSL Intermediate Acquisition LLC	First lien senior secured revolving loan	S +	5.25%	8.89%	6/4/2026	11/8/2029	$1,673	$191	$191	0.50%
Helpware, Inc	First lien senior secured revolving loan	S +	5.50%	9.49%	6/4/2026	9/8/2026	5,061	2,261	2,264	5.95%
								2,452	2,455	6.45%
Software
GPSTrackit Holdings, LLC	First lien senior secured revolving loan	S +	5.75%	9.46%	6/4/2026	3/29/2029	$4,429	$2,298	$2,298	6.04%
GS XX Corporation (6)	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	4/19/2029	2,381	(25)	(25)	(0.07)%
Shasta Buyer, LLC (6)	First lien senior secured revolving loan	S +	4.50%	8.23%	6/4/2026	11/12/2030	4,307	(41)	(41)	(0.11)%
								2,232	2,232	5.86%
Specialty retail
Dykstras Auto LLC	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	10/22/2027	$1,992	$452	$452	1.19%
Good Feet Worldwide, LLC (6)	First lien senior secured revolving loan	S +	6.00%	9.73%	6/4/2026	2/25/2032	2,972	(37)	(37)	(0.10)%
								415	415	1.09%
Textiles, apparel and luxury goods
Lakeshirts LLC	First lien senior secured revolving loan	S +	5.00%	8.66%	6/4/2026	12/30/2030	$11,650	$3,718	$3,718	9.78%
								3,718	3,718	9.78%
Trading companies and distributors
AFC-Dell Holding Corp (24)	First lien senior secured revolving loan	S +	5.00%	8.67%	6/4/2026	10/9/2028	$5,397	$2,400	$2,397	6.30%
Ascent Lifting, Inc (6)	First lien senior secured revolving loan	S +	4.75%	8.49%	6/4/2026	9/9/2028	2,500	(11)	(11)	(0.03)%
CAP KSI Holdings LLC (25)	First lien senior secured revolving loan	S +	5.25%	8.97%	6/4/2026	6/28/2030	7,812	6,139	6,138	16.14%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Jacent Strategic Merchandising, LLC	First lien senior secured revolving loan	S +	6.50%	10.60%	6/4/2026	1/31/2027	2,436	1,931	1,931	5.08%
Lehman Pipe Buyer, LLC	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	8/30/2030	6,324	778	778	2.05%
Rental Equipment Investment Corp	First lien senior secured revolving loan	S +	4.75%	8.61%	6/4/2026	10/8/2030	7,917	1,609	1,609	4.23%
Triad Technologies, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.13%	6/4/2026	6/30/2027	332	(1)	(1)	0.00%
Value Added Distributors, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.41%	6/4/2026	12/19/2029	3,768	(35)	(35)	(0.09)%
Vintage Parts, Inc (6)	First lien senior secured revolving loan	S +	5.75%	9.48%	6/4/2026	3/28/2029	1,564	(11)	(11)	(0.03)%
Wolf Gordon Inc (6)	First lien senior secured revolving loan	P +	4.25%	11.00%	6/4/2026	5/1/2029	3,809	(49)	(38)	(0.10)%
Woodson and Bozeman, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	10/1/2031	2,436	(28)	(28)	(0.07)%
								12,722	12,729	33.48%
Water utilities
Diamondback Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.71%	6/4/2026	8/3/2026	$75	$—	$—	0.00%
								—	—	0.00%
Total non-controlled/non-affiliated senior secured debt								$98,126	$98,199	258.23%
Total non-controlled/affiliated investments								98,126	98,199	258.23%
Total investments								$98,126	$98,199	258.23%
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
(5)Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“Term SOFR” or “S”), the Canadian Overnight Repo Rate Average (“Term CORRA” or “T”) and/or an alternate base rate (e.g. prime rate (“P”)), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the applicable margin has been provided over Term SOFR based on each respective credit agreement. As of June 30, 2026, the reference rates for the floating rate loans were the Term SOFR of 3.68%, the Prime Rate of 6.75%, and the Term CORRA of 2.34%. In some circumstances, interest may be paid-in-kind (“PIK”) rather than cash, resulting in an increased principal amount.
(6)Represents revolvers and delayed draw term loans where the entire balance is unfunded as of June 30, 2026. The negative fair value is a result of the commitment being valued below par. Refer to note 26 of this schedule below for further information.
(7)Principal balance includes reserve for letter of credit of $49,465 on which the borrower pays 5.25%.
(8)Principal balance includes reserve for letter of credit of $3,659 on which the borrower pays 5.75%.
(9)Principal balance includes reserve for letter of credit of $24,091 on which the borrower pays 5.50%.
(10)Principal balance includes reserve for letter of credit of $49,938 on which the borrower pays 5.25%.
(11)Principal balance includes reserve for letter of credit of $395,260 on which the borrower pays 6.00%.
(12)Principal balance includes reserve for letter of credit of $1,634,261 on which the borrower pays 5.75%.
(13)Principal balance includes reserve for letter of credit of $34,172 on which the borrower pays 5.50%.
(14)Principal balance includes reserve for letter of credit of $57,903 on which the borrower pays 6.00%.
(15)Principal balance includes reserve for letter of credit of $4,926 on which the borrower pays 6.50%.
(16)Principal balance includes reserve for letter of credit of $7,860 on which the borrower pays 6.00%.
(17)Principal balance includes reserve for letter of credit of $16,960 on which the borrower pays 4.75%.
(18)Principal balance includes reserve for letter of credit of $135,680 on which the borrower pays 6.00%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

(19)Principal balance includes reserve for letter of credit of $177,996 on which the borrower pays 4.75%.
(20)Principal balance includes reserve for letter of credit of $400,400 on which the borrower pays 5.25%.
(21)Principal balance includes reserve for letter of credit of $60,610 on which the borrower pays 6.25%.
(22)Principal balance includes reserve for letter of credit of $927,380 on which the borrower pays 5.00%.
(23)Principal balance includes reserve for letter of credit of $62,209 on which the borrower pays 5.50%.
(24)Principal balance includes reserve for letter of credit of $404,000 on which the borrower pays 5.00%.
(25)Principal balance includes reserve for letter of credit of $1,622,952 on which the borrower pays 5.25%.
(26)As of June 30, 2026, TCAP JV had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	June 30, 2026
First lien senior secured debt	(Amounts in thousands)
3BC Matrix Acquisition, LLC	$195
A.P.A. Industries, LLC	1,979
Abrasive Technology Intermediate, LLC	100
ACES Intermediate, Inc	7,114
Advanced Lighting Acquisition, LLC	1,215
ADVI Health, LLC	1,557
AFC-Dell Holding Corp	2,967
AHP Caliber Purchaser, Inc	1,907
AHR Intermediate, Inc	5,240
AirPro Diagnostics, LLC	729
AKS Engineering and Forestry, LLC	1,936
Alcresta Buyer, Inc	2,419
Aligned Dental Management Services, LLC	609
Allied Credit Acquisition Corp	1,457
AlphaCoin LLC	4,509
AMCP SAMGI Intermediate, Inc	3,458
AMCP Treatment Intermediate, LLC	3,045
American Family Care, LLC	4,912
Aptitude Health Holdings, LLC	267
ARC Health OPCO, LLC	2,560
Ascent Lifting, Inc	2,500
Assembly Holdco, LLC	1,311
Baker Manufacturing Company, LLC	1,043
BCI Burke Holding Corp	1,780

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Portfolio Company	June 30, 2026
Beacon Oral Specialists Management LLC	188
Beghou Consulting, LLC	2,544
Best Version Media Acquisition, LLC	2,897
Bestop, Inc	7,081
BPCP NSA Intermedco, Inc	5,930
BPCP WLF Intermedco LLC	3,383
Brightview, LLC	1,658
Brite Acquisition, LLC	1,469
BSC ASI BUYER, LLC	3,661
BSC Top Shelf Blocker LLC	2,256
Bulk Lift International, LLC	2,276
CAP KSI Holdings LLC	1,623
Capstone Mechanical LLC	1,492
Captive Radiology Acquisition, LLC	1,192
Change Academy at Lake of the Ozarks, LLC	3,657
CL Services Acquisition, LLC	3,696
CNS Purchaser, LLC	4,246
Compass Restoration Intermediary Holdings, LLC	1,218
Creative Outdoor Holding Inc	4,168
CSL Intermediate Acquisition LLC	1,464
Custom Agronomics Holdings, LLC	1,860
DASCO HME, LLC	3,044
DealerOn Holdco, Inc	314
Diamondback Buyer, LLC	75
Duggal Acquisition, LLC	7,319
Dykstras Auto LLC	1,527
Dynamic Campus Acquisition, Inc.	3,044
EH Management Company, LLC	2,505
Endodontic Practice Partners, LLC	1,173
E-Phoenix Acquisition Co. Inc	2,089
Esquire Deposition Solutions, LLC	7,666
ExperCare Management, LLC	715
First Steps Recovery Acquisition, LLC	3,581

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Portfolio Company	June 30, 2026
Foundation Repair Purchaser, INC.	1,809
Geriatric Medical and Surgical Supply, LLC	300
Gifthealth, Inc.	2,841
GM Services Buyer, LLC	3,070
Gold Medal Holdings, Inc	1,252
Golden Bear PT Partners, LLC	35
Good Feet Worldwide, LLC	2,972
GPSTrackit Holdings, LLC	2,067
GS XX Corporation	2,381
Guardian Dentistry Practice Management, LLC	3,842
H2 Holdco, Inc	1,360
Health and Wellness Partners LLC	2,480
HEC Purchaser Corp.	8,250
Helpware, Inc	2,767
Home Brands Group Holdings, Inc	12
Hultec Buyer, LLC	3,729
Hydromax USA, LLC	137
Icelandirect, LLC	248
Innovate 32 Services, LLC	2,436
Innovative Discovery Acquisition, LLC	389
Inreach Intermediate Holdings II, LLC	1,156
IPC Pain Acquisition, LLC	1,140
Ironhorse Purchaser dba Mersino, Inc	5,606
ISSA, LLC	66
Jacent Strategic Merchandising, LLC	502
Johns Byrne LLC	1,460
Juniper Landscaping Holdings LLC	1,738
Kravet Design LLC	4,349
L&J Holding Company LLC	2,204
Lakeshirts LLC	7,864
Lawn Care Holdings Purchaser, Inc	1,969
Lehman Pipe Buyer, LLC	5,480
Livefront, LLC	2,991

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Portfolio Company	June 30, 2026
LSOMS Acquisition, LLC	776
MacKenzie Childs Acquisition, Inc	2,699
MacNeill Pride Group Corp	997
Mad Rose Company, LLC	36
Mattco Forge, Inc	1,230
Mearthane Products, LLC	848
Medical Technology Associates, LLC	1,550
MedOne LC	3,576
Milestone Technologies, Inc	1,246
MWEC Management, LLC	850
Nasco Healthcare Inc.	294
Nelson Name Plate Company	60
Network Partners Acquisitions, LLC	38
Nimlok Company, LLC	1,498
NORTH & WARREN, LLC	1,199
NutriScience Innovations, LLC	131
NWI Merger Sub, Inc	2,495
OneCare LTC, LLC	2,121
P and R Dental Strategies, LLC	7
P1 Dental MSO, LLC	1,522
Palmetto Technology Group, LLC	2,860
Peninsula MMGY Corporation	3,691
Periscope MAS Buyer, Inc	434
PharmaForceIQ INC.	2,093
Polaris Labs Acquisition, LLC	2,123
Polycorp Ltd	3,723
Precision Point Metrics, Inc	2,030
Premier Early Childhood Education Partners LLC	2,058
Premier Produce One, LLC	3,972
PRM Management Company, LLC	743
Purpose Home Health Acquisition, LLC	1,006
Raffel Systems, LLC	2,384
Raneys, LLC	1,964

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Portfolio Company	June 30, 2026
Rapid Fire Safety and Security, LLC	188
Redwood Buyer, LLC	1,884
Rental Equipment Investment Corp	6,254
Rose Paving, LLC	2,102
Sage Dental Management, LLC	4,932
SCP Cold Chain Packaging Buyer Corp	3,247
SCP OMS Services, LLC	2,645
SENS Intermediate Holdings LLC	2,664
Shasta Buyer, LLC	4,307
Signature Dental Partners LLC	38
Silver Falls MSO, LLC	685
SIMKO Merger Sub LLC	17
Sixarp, LLC	2,710
Solace Healthcare Holdco, Inc	2,412
Southeast Primary Care Partners, LLC	225
Southern Orthodontic Partners Management, LLC	1,891
Spartaco Buyer, Inc	501
Spear Education Holdings, LLC	3,791
SPG Holdco, LLC	497
Star Dental Partners LLC	580
Storm Smart Buyer LLC	26
Sun Orchard, LLC	6,851
Superior Insurance Partners LLC	1,347
Superscapes Holdco, LLC	1,779
Surplus Solutions, LLC	1,885
TCG Services, LLC	2,030
Teel Plastics, LLC	3,303
The Chempetitive Group, LLC	3,073
Therapy Spot Acquisition, LLC	1,032
Therapy2000 Acquisition, LLC	1,656
Third Holdco, LLC	6,089
Transitions Intermediate Holdings, LLC	2,097
Treat Planet Acquisition, LLC	2,422

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Portfolio Company	June 30, 2026
Triad Technologies, LLC	332
TruBlue LLC	1,430
TruSource Foods LLC	1,011
TSR Concrete Intermediate, LLC	3,321
U.S. BioTek Laboratories, LLC	1,214
United Land Services Opco Parent, LLC	110
Upswell Group, Inc	1,814
US Anchors Group Inc	2,603
US Foot and Ankle Specialists, LLC	1,350
USSC Holding Corp	3,409
Value Added Distributors, LLC	3,768
Varsity DuvaSawko Operating Corp	3,045
Varsity Rejuvenate Management, LLC	1,245
VersiCare Management LLC	452
VetEvolve Holdings, LLC	3,067
Vintage Parts, Inc	1,564
VIT Nyckel Acquisition AB	1,360
Vital Geriatrics Group Buyer, Inc	2,408
Walker Sands, LLC	1,553
WCI Volt Purchaser, LLC	2,249
Western Veterinary Partners LLC	24
Wolf Gordon Inc	3,809
Woodson and Bozeman, LLC	2,436
WTWH Buyer, LLC	1,638
Total unfunded portfolio company commitments	397,348

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Note 12.  Financial Highlights
The following are financial highlights for a common share outstanding for Class I, S, and D for the six months ended June 30, 2026 and 2025.

(Amounts in thousands, except share and per share amounts)	Six Months Ended June 30, 2026
	Class I	Class S	Class D
Per share data:
Net asset value, beginning of period	$25.19	$25.19	$25.19
Net investment income (loss)(1)	1.15	1.04	1.12
Net realized and unrealized gain (loss)(2)	0.06	0.06	0.06
Total from operations	1.21	1.10	1.18
Dividends declared	(1.20)	(1.09)	(1.17)
Total increase (decrease) in net assets	0.01	0.01	0.01
Net asset value, end of period	$25.20	$25.20	$25.20
Shares outstanding, end of period	94,497,394	12,031,489	122,489
Total return(3)(12)	4.9%	4.5%	4.8%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	8.5%	9.4%	8.8%
Ratio of total net operating expenses to average net assets(4)(5)(7)	0.5%	0.5%	0.5%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(8)	9.3%	8.4%	9.0%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	9.2%	8.4%	9.0%
Net assets, end of period	$2,381,263	$303,185	$3,087
Weighted average shares outstanding	90,279,845	11,825,098	124,711
Portfolio turnover rate(10)	10.5%	10.5%	10.5%
Asset coverage ratio(11)	217.7%	217.7%	217.7%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands, except share and per share amounts)	Six Months Ended June 30, 2025
	Class I	Class S	Class D
Per share data:
Net asset value, beginning of period	$25.30	$25.30	$25.30
Net investment income (loss)(1)	1.29	1.21	1.29
Net realized and unrealized gain (loss)(2)	0.05	0.05	0.05
Total from operations	1.34	1.26	1.34
Dividends declared	(1.33)	(1.25)	(1.33)
Total increase (decrease) in net assets	0.01	0.01	0.01
Net asset value, end of period	$25.31	$25.31	$25.31
Shares outstanding, end of period	68,037,249	7,530,387	87,069
Total return(3)(12)	5.4%	5.1%	5.4%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	10.9%	11.9%	11.0%
Ratio of total net operating expenses to average net assets(4)(5)(7)	0.6%	0.6%	0.6%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(9)	10.5%	10.2%	10.6%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	10.3%	10.0%	10.4%
Net assets, end of period	$1,722	$191	$22
Weighted average shares outstanding	63,530,289	5,879,913	80,415
Portfolio turnover rate(10)	7.9%	7.9%	7.9%
Asset coverage ratio(11)	206.1%	206.1%	206.1%

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
(6)Ratio of total expenses to average net assets is computed using total expenses net of waivers from the Administrator, if applicable. Included in total expenses are annualized incentive fees of 1.3% , 1.3%, and 1.3%, as a percent of average net assets for the six months ended June 30, 2026 for Class I, Class S, and Class D respectively. Included in total expenses are incentive fees of 0.7%, 0.8%, and 0.7%, respectively, as a percent of average net assets for the six months ended June 30, 2025 for Class I, Class S, and Class D respectively. The impact of the waiver included in total expenses net of waivers was not applicable for Class I, Class S and Class D shares, respectively, for the six months ended June 30, 2026. The impact of the waiver included in total expenses net of waivers was 0.2% and 0.1% for Class S and Class D shares, respectively, and was not applicable to Class I shares for the six months ended June 30, 2025.
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

Subsequent Activity, Subscriptions and Dividend Declarations

The Company received approximately $77 million of net proceeds, inclusive of distributions reinvested through the Company’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective July 1, 2026. Additionally, the Company received approximately $24 million of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective August 1, 2026.

On July 29, 2026, the Company’s Board declared net distributions of $0.2000, $0.1818, and $0.1947 per Class I share, Class S share, and Class D share, respectively, payable on August 27, 2026 to shareholders of record as of July 31, 2026.

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
Our debt investment portfolio consists of primarily floating rate loans. As of June 30, 2026, 99.9% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as Term SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.
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

As of June 30, 2026, we had borrowings of $2.28 billion outstanding at an average all-in rate of 6.22%, which is included in debt on the consolidated statements of assets and liabilities. As of December 31, 2025, the Company had borrowings of $2.02 billion outstanding at an average all-in rate of 6.71%. We incurred approximately $34.0 million and $65.3 million and $31.3 million and $62.0 million of interest and unused commitment fees for the three and six months ended June 30, 2026 and 2025, respectively, which is included in interest expense on the consolidated statements of operations. The carrying values of borrowings outstanding under the debt facilities approximate fair value. See Note 5 to the consolidated financial statements for information on the Company’s debt.
Portfolio and Investment Activity
As of June 30, 2026, based on fair value, our portfolio consisted of 97.18% first lien senior secured debt investments, 2.14% investments in non-controlled, affiliated funds that hold our equity co-investments, and 0.68% investments in joint ventures. As of December 31, 2025, based on fair value, our portfolio consisted of 97.58% first lien senior secured debt investments and 2.42% investments in affiliated funds that hold our equity co-investments.
As of June 30, 2026, we had investments in 287 portfolio companies with an aggregate fair value of $4.8 billion. As of December 31, 2025, we had investments in 265 portfolio companies with an aggregate fair value of $4.3 billion.
Our investment activity for the three months ended June 30, 2026 and 2025 is presented below (information presented herein is at par value unless otherwise indicated).

(Amounts in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$562,667	$400,453
Investment in non-controlled, affiliated funds	2,337	4,271
Joint ventures	217,000	—
Total principal amount of investments committed	$782,004	$404,724
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(678,054)	$(148,174)
Investment in non-controlled, affiliated funds	(502)	(1,540)
Total principal amount of investments sold or repaid	$(678,556)	$(149,714)
New debt investments(1):
New commitments	$261,722	$209,360
Number of new commitments in new portfolio companies(2)	20	8
Average new commitment amount	$13,086	$26,170
Weighted average term for new commitments (in years)	5.5	4.6
Percentage of new commitments at floating rates	100.0%	100.0%
Percentage of new commitments at fixed rates	—%	—%
(1)Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2)Number of new debt investment commitments represent commitments to a particular portfolio company.

As of June 30, 2026 and December 31, 2025 our investments consisted of the following:

	June 30, 2026		December 31, 2025
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$4,698,541	$4,685,584	$4,189,885	$4,173,995
Sponsor subordinated note	415	65	413	59
Investment in affiliated funds	88,338	103,083	87,345	103,670
Joint ventures	32,550	32,615	—	—
Total investments	$4,819,844	$4,821,347	$4,277,643	$4,277,724

The table below describes investments by industry composition based on fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026(1)	December 31, 2025(1)
Aerospace and defense	1.8%	2.0%
Air freight and logistics	0.5%	0.5%
Auto components	2.3%	2.7%
Building products	0.5%	0.5%
Chemicals	2.1%	2.3%
Commercial services and supplies	3.3%	3.3%
Construction and engineering	3.9%	4.3%
Containers and packaging	2.5%	2.5%
Distributors	—%	—%
Diversified consumer services	6.4%	6.8%
Diversified financial services	0.3%	—%
Electrical equipment	2.0%	1.6%
Electronic equipment, instruments and components	0.9%	1.0%
Food and staples retailing	1.8%	2.1%
Food products	2.1%	2.3%
Gas utilities	—%	—%
Health care equipment and supplies	3.0%	2.7%
Health care providers and services	26.2%	25.2%
Health care technology	2.8%	1.1%
Household durables	3.0%	3.5%
Industrial Conglomerates	0.3%	0.4%
Insurance	0.8%	0.5%
Interactive Media & Services	0.5%	0.5%
Internet and direct marketing retail	0.4%	0.5%
IT services	3.0%	2.9%
Leisure equipment and products	0.4%	0.2%
Leisure products	—%	—%
Life sciences tools and services	1.6%	1.5%
Machinery	3.2%	3.3%
Media	7.5%	7.8%
Multiline Retail	1.1%	1.3%
Multisector holdings	2.8%	2.4%
Pharmaceuticals	—%	—%

	June 30, 2026(1)	December 31, 2025(1)
Personal products	—%	—%
Professional services	1.0%	0.9%
Real estate management and development	0.1%	0.1%
Road and rail	—%	—%
Semiconductors and semiconductor equipment	—%	—%
Software	2.0%	2.3%
Specialty retail	1.3%	0.6%
Textiles, apparel and luxury goods	0.6%	0.8%
Trading companies and distributors	7.5%	9.5%
Water utilities	0.1%	0.1%
Total	100.0%	100.0%
(1)Certain industries round to less than 0.1%
As of June 30, 2026, approximately 100.0% of our investments were based in the United States and approximately 0.0% were based in Canada. As of December 31, 2025, approximately 100.0% of our investments were based in the United States and approximately 0.0% were based in Canada.
The weighted average yields and interest rates of our funded debt investments as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Weighted average total yield of funded debt investments at cost (1)	9.1%	9.1%
Weighted average total yield of funded debt investments at fair value(1)	9.1%	9.1%
Weighted average spread over reference rates of all floating rate funded debt investments	5.4%	5.3%
(1)Calculated using actual interest rates in effect as of June 30, 2026 and December 31, 2025 based on borrower elections.
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
The following table shows the composition of our debt investments on the A to F rating scale as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$—	—	$—	—
B	4,563,279	97.4%	4,035,067	96.7%
C	100,602	2.1%	117,907	2.8%
D	14,724	0.3%	12,377	0.3%
E	7,044	0.2%	8,703	0.2%
F	—	—	—	—
Total	$4,685,649	100.0%	$4,174,054	100.0%
The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$4,687,289	99.8%	$4,269,041	99.8%
Non-accrual	11,252	0.2%	8,602	0.2%
Total	$4,698,541	100.0%	$4,277,643	100.0%
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

Results of Operations
The following table represents the operating results for the three and six months ended June 30, 2026 and 2025:

(Amounts in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Total investment income	$116,502	$95,953	$226,141	$184,808
Less: expenses and taxes	57,166	49,471	110,166	95,909
Net investment income (loss)	59,336	46,483	115,975	88,899
Net realized gain (loss)	1,007	360	4,493	800
Net change in unrealized gain (loss)	(162)	2,438	1,347	3,015
Net increase (decrease) in net assets resulting from operations	$60,181	$49,281	$121,815	$92,714
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income for the three and six months ended June 30, 2026 and 2025, were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Interest	$112,064	$93,239	$218,087	$179,783
Payment-in-kind interest	1,582	1,277	3,030	2,244
Other	2,279	1,437	4,007	2,781
Dividends	577	—	1,017	—
Total investment income	$116,502	$95,953	$226,141	$184,808

Increases in interest and other investment income were driven by deployment of capital and an increase in investment activity. Total investments as of June 30, 2026 were $4.8 billion as compared to $3.6 billion as of June 30, 2025.

Expenses
Expenses for the three and six months ended June 30, 2026, and 2025, were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Interest	$35,433	$32,605	$67,924	$64,558
Income incentive fees	8,588	6,718	16,815	12,804
Capital gains incentive fees	125	277	469	277
Management fees	8,039	5,580	15,587	10,502
Other	887	1,306	2,046	2,301
Professional fees	1,600	597	2,783	1,123
Administrative fees	424	454	873	1,098
Offering costs	454	486	932	830
Accounting fees	63	255	242	428
Insurance fees	162	77	334	265
Trustees' fees	58	58	117	116
Distribution and shareholder servicing fees:
Class S	648	374	1,257	631
Class D	2	1	5	2
Total expenses	$56,483	$48,788	$109,384	$94,935
Distribution and shareholder servicing fees waived
Class S	—	(113)	—	(187)
Class D	—	(1)	—	(2)
Net expenses	$56,483	$48,674	$109,384	$94,746
Increases in interest and other expenses were driven by the Company’s continued deployment of capital, elevated interest rates and an increase in investment activity and leverage.
Increases in incentive fees are correlated to an increase in results from operations. For the three and six months ended June 30, 2026, there were net increases in net assets resulting from operations of $60.2 million and $121.8 million, driving the increase in incentive fees, compared to the three and six months ended June 30, 2025, there were net increases in net assets resulting from operations of $49.3 million and $92.7 million. Increases in management fees were driven by the increase in net assets during the periods presented. The increase in net assets was primarily driven by net capital activity.

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
For the three and six months ended June 30, 2026, the Administrator charged approximately $424,000 and $932,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the three and six months ended June 30, 2025, the Administrator charged approximately $454,000 and $830,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

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
Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the three and six months ended June 30, 2026 and 2025, we did not accrue U.S. federal excise tax.

We conduct certain activities through our wholly-owned subsidiary, Twin Brook Equity XXXIII Corp., a Delaware corporation. It is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the three and six months ended June 30, 2026, the Company accrued $0.1 million and $1.1 million of current federal tax. For the three and six months ended June 30, 2025, the Company accrued $76,000 and $163,000 current federal tax. For the three and six months ended June 30, 2026 the Company had an increase/(decrease) of $630,000 and $(294,000) of deferred federal tax related to the corporation. For the three and six months ended June 30, 2025, the Company had an increase/(decrease) of $720,000, and $1,000,000 respectively, of deferred federal tax related to the corporations, which is included in “deferred federal tax provision” on the consolidated statements of operations.
Net Change in Unrealized Gains (Losses) on Investment Transactions
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2026 and 2025, net unrealized gains (losses) on our investment transactions were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Non-controlled, non-affiliated investments	(2,522)	(655)	$2,937	$(2,068)
Non-controlled, affiliated investments	2,641	3,210	(1,580)	4,809
Controlled, affiliated investments	65	—	65	—
Interest rate swaps and options	(346)	(110)	(84)	326
Foreign currency forward contracts	—	(7)	9	(52)
Net change in unrealized gain (loss) on investment transactions	$(162)	$2,438	$1,347	$3,015

For the three months ended June 30, 2026, the net unrealized gains from investments were primarily driven unrealized gains on equity investments held through our interest in the affiliated funds, Twin Brook Equity Holdings, LLC and Twin Brook Segregated Equity Holdings, LLC, as well as net increases in the value of the TCAP JV. The gains were partially offset by unrealized losses on non-affiliated debt investments driven by increased market volatility. The unrealized loss on interest rate swaps and options represents the unrealized losses on interest rate options from changes in SOFR.

Net Realized Gains (Losses) on Investment Transactions
The realized gains and losses on fully and partially exited portfolio companies during the three and six months ended June 30, 2026 and 2025, were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Non-controlled, non-affiliated investments	$1,006	$2	$(299)	$50
Non-controlled, affiliated investments	2	369	4,799	714
Foreign currency forward contracts	(1)	(11)	(7)	36
Net realized gain (loss) on investments	$1,007	$360	$4,493	$800
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
We may from time to time increase the size of our existing credit facilities. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As market conditions permit and at the discretion of our Adviser, we currently estimate that our portfolio will be approximately 1.00-1.10x levered consistent with our target leverage profile of 0.90x – 1.25x. There were $2.3 billion outstanding borrowings as of June 30, 2026. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and cash equivalents as of June 30, 2026, taken together with our available debt capacity of $970.4 million, is expected to be sufficient for our investing activities and to conduct our operations.
As of June 30, 2026 we had $234.7 million in cash and cash equivalents. During the six months ended June 30, 2026, we used $419.4 million in cash for operating activities, primarily as a result of funding portfolio investments of $991.2 million and partially offset by other operating activities of $571.9 million. Net cash provided by financing activities was $469.3 million during the period, primarily the result of proceeds from the issuance of common shares and debt borrowings.
Equity
As of June 30, 2026, the Company had 106,651,371 shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	6,468,705	$161,590	12,734,192	$319,468
Share transfers between classes	3,976	1,599	24,350	2,112
Distributions reinvested	575,329	14,506	1,150,997	29,008
Repurchased shares, net of early repurchase reduction	(1,776,368)	(44,708)	(2,948,413)	(74,264)
Net increase (decrease)	5,271,642	$132,987	10,961,126	$276,324

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	531,239	$13,395	1,230,342	$31,009
Share transfers between classes	(3,976)	(1,599)	(24,350)	(2,112)
Distributions reinvested	122,371	3,086	237,775	5,994
Repurchased shares, net of early repurchase reduction	(306,906)	(7,727)	(358,765)	(9,035)
Net increase (decrease)	342,728	$7,155	1,085,002	$25,856

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	397	$10	8,972	$226
Share transfers between classes	—	—	—	—
Distributions reinvested	830	21	1,623	41
Repurchased shares, net of early repurchase reduction	(5,059)	(127)	(5,059)	(127)
Net increase (decrease)	(3,832)	$(96)	5,536	$140

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	6,196,561	$156,731	11,631,597	$294,160
Share transfers between classes	6,911	175	9,899	251
Distributions reinvested	399,643	10,108	766,317	19,380
Repurchased shares, net of early repurchase reduction	(1,238,312)	(31,268)	(1,493,833)	(37,728)
Net increase (decrease)	5,364,803	$135,746	10,913,980	$276,063

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	1,866,111	$47,201	3,666,854	$92,732
Share transfers between classes	(6,911)	(175)	(6,911)	(175)
Distributions reinvested	81,918	2,072	147,020	3,718
Repurchased shares, net of early repurchase reduction	(4,954)	(120)	(7,143)	(175)
Net increase (decrease)	1,936,164	$48,978	3,799,820	$96,100

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	12,452	$315	23,992	$607
Share transfers between classes	—	—	(2,989)	(76)
Distributions reinvested	678	17	1,284	32
Repurchased shares, net of early repurchase reduction	(5,626)	(142)	(7,597)	(192)
Net increase (decrease)	7,504	$190	14,690	$371

Net Asset Value per Share and Offering Price
The Company determines net asset value (“NAV”) for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for the common shares during the six months ended June 30, 2026:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2026	$25.21	$25.21	$25.21
February 28, 2026	$25.19	$25.19	$25.19
March 31, 2026	$25.22	$25.22	$25.22
April 30, 2026	$25.21	$25.21	$25.21
May 31, 2026	$25.21	$25.21	$25.21
June 30, 2026	$25.20	$25.20	$25.20

Dividends
We plan to make monthly dividends at the Board’s discretion. The following tables reflect dividends declared on common shares during the six months ended June 30, 2026.

For the Six Months Ended June 30, 2026
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2026	January 31, 2026	February 25, 2026	$0.2000	$17,035
February 26, 2026	February 27, 2026	March 27, 2026	$0.2000	$17,734
March 26, 2026	March 31, 2026	April 28, 2026	$0.2000	$18,081
April 27, 2026	April 30, 2026	May 29, 2026	$0.2000	$18,071
May 26, 2026	May 29, 2026	June 30, 2026	$0.2000	$18,229
June 27, 2026	June 30, 2026	July 29, 2026	$0.2000	$19,255

For the Six Months Ended June 30, 2026
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2026	January 31, 2026	February 25, 2026	$0.1818	$2,050
February 26, 2026	February 27, 2026	March 27, 2026	$0.1836	$2,119
March 26, 2026	March 31, 2026	April 28, 2026	$0.1818	$2,145
April 27, 2026	April 30, 2026	May 29, 2026	$0.1824	$2,176
May 26, 2026	May 29, 2026	June 30, 2026	$0.1818	$2,199
June 27, 2026	June 30, 2026	July 29, 2026	$0.1824	$2,250

For the Six Months Ended June 30, 2026
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2026	January 31, 2026	February 25, 2026	$0.1947	$23
February 26, 2026	February 27, 2026	March 27, 2026	$0.1952	$24
March 26, 2026	March 31, 2026	April 28, 2026	$0.1947	$25
April 27, 2026	April 30, 2026	May 29, 2026	$0.1948	$25
May 26, 2026	May 29, 2026	June 30, 2026	$0.1947	$25
June 27, 2026	June 30, 2026	July 29, 2026	$0.1948	$24

The following tables reflect dividends declared on common shares for the six months ended June 30, 2025:

For the Six Months Ended June 30, 2025
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$13,438
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$13,365
March 28, 2025	March 31, 2025	April 28, 2025	$0.2200	$13,788
April 27, 2025	April 30, 2025	May 28, 2025	$0.2200	$14,121
May 28, 2025	May 31, 2025	June 26, 2025	$0.2200	$14,580
June 27, 2025	June 30, 2025	July 29, 2025	$0.2200	$14,969

For the Six Months Ended June 30, 2025
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2171	$933
February 25, 2025	February 28, 2025	March 27, 2025	$0.2084	$969
March 28, 2025	March 31, 2025	April 28, 2025	$0.2071	$1,159
April 27, 2025	April 30, 2025	May 28, 2025	$0.2075	$1,307
May 28, 2025	May 31, 2025	June 26, 2025	$0.2071	$1,467
June 27, 2025	June 30, 2025	July 29, 2025	$0.2075	$1,563

For the Six Months Ended June 30, 2025
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$16
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$17
March 28, 2025	March 31, 2025	April 30, 2025	$0.2200	$17
April 27, 2025	April 30, 2025	May 28, 2025	$0.2200	$17
May 28, 2025	May 31, 2025	June 26, 2025	$0.2200	$19
June 27, 2025	June 30, 2025	July 29, 2025	$0.2200	$19

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

All of the dividends declared for the three and six months ended June 30, 2026 and 2025 and were derived from ordinary income, as determined on a tax basis. Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

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

The following table presents the share repurchases completed during the six months ended June 30, 2026:

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
March 5, 2026	1,223,904	1.3%	$25.22	March 31, 2026	$30,801	0
June 2, 2026	2,088,333	2.1%	$25.20	June 30, 2026	$52,523	0
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction.
(3) All repurchases were satisfied in full.

The following table presents the share repurchases completed during the six months ended June 30, 2025:

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
January 29, 2025	259,680	0.4%	$25.30	December 31, 2024	$7	0
April 25, 2025	1,248,893	1.7%	$25.29	March 31, 2025	$31,530	0
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction.
(3) All repurchases were satisfied in full.

Debt
In accordance with the 1940 Act, we can borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations.

For the three and six months ended June 30, 2026 and 2025, the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Interest expense	$34,021	$31,333	$65,332	$61,960
Amortization of deferred financing costs	1,836	1,787	3,635	3,570
(Gain) loss from interest rate swaps accounted for as hedges and related hedged items
Interest rate swaps	5,846	(5,084)	10,232	(13,695)
Hedged items	(6,270)	4,569	(11,275)	12,723
Total interest expense	$35,433	$32,605	$67,924	$64,558
Average interest rate	6.21%	6.73%	6.22%	6.77%
Average daily borrowings	$2,078,510	$1,705,966	$2,014,318	$1,707,548
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

On November 17, 2023, the Company, as borrower, entered into a new Senior Secured Revolving Credit Agreement (as amended, supplemented or otherwise modified from time to time, the “SMBC Truist Credit Facility”), with the lenders and issuing banks party thereto and Truist Bank, as administrative agent. On February 19, 2026, the Company entered into an Agency Transfer Agreement with Truist Bank and Sumitomo Mitsui Banking Corporation (“SMBC”), where SMBC replaced Truist as Administrative Agent and Collateral Agent. The SMBC Truist Credit Facility is guaranteed by Twin Brook Capital Funding XXXIII, LLC (the “Guarantor”), a direct and wholly owned subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future. The termination date of the lenders’ obligation to make loans under the SMBC Truist Credit Facility is October 1, 2029 and the final scheduled maturity date is October 1, 2030. The revolving loans will be subject to an interest rate of, at the Company’s option, adjusted term SOFR plus 1.875% or the alternate base rate plus 0.875%. The SMBC Truist Credit Facility is secured by all assets of the Company and the Guarantor. The Company is subject to meet financial covenants under the SMBC Truist Credit Facility agreement.

Private Placement Notes - Series A

On March 19, 2024, the Company entered into a Note Purchase Agreement, governing the issuance of $90 million aggregate principal amount of 7.69% Series A Senior Notes, Tranche A, due March 19, 2027 (the “Tranche A Notes”) and $150 million aggregate principal amount of 7.78% Series A Senior Notes, Tranche B, due March 19, 2029 (the “Tranche B Notes”), to qualified institutional investors in a private placement. The Tranche A Notes and the Tranche B Notes bear interest at a rate equal to 7.69% per annum and 7.78% per annum, respectively. The Tranche A Notes and the Tranche B Notes are guaranteed by Twin Brook Capital Funding XXXIII, LLC, a subsidiary of the Company.

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

Private Placement Notes - Series C

On June 30, 2025, the Company entered into a Second Supplement to the Master Note Purchase Agreement dated as of March 19, 2024, governing the issuance of $100 million aggregate principal amount of Series C Notes consisting of (i) $25 million aggregate principal amount of 6.05% Series C Senior Notes, Tranche A, due June 30, 2028 (the “Series C Tranche A Notes”), and (ii) $75 million aggregate principal amount of 6.40% Series C Senior Notes, Tranche B, due June 30, 2030 (the “Series C Tranche B Notes,” together with the Series C Tranche A Notes, the “Series C Notes”), to qualified institutional investors in a private placement. The Series C Tranche A Notes and the Series C Tranche B Notes bear interest at a rate equal to 6.05% per annum and 6.40% per annum, respectively. The Series C Notes are guaranteed by Twin Brook Capital Funding XXXIII, LLC, a subsidiary of the Company.

Private Placement Notes - Series D

On June 4, 2026, the Company entered into a Third Supplement to the Master Note Purchase Agreement dated as of March 19, 2024, governing the issuance of $225 million aggregate principal amount of Series D Notes consisting of (i) $50 million aggregate principal amount of 6.67% Series D Senior Notes, Tranche A, due June 4, 2029 (the “Series D Tranche A Notes”), and (ii) $175 million aggregate principal amount of 7.03% Series D Senior Notes, Tranche B, due June 4, 2031 (the “Series D Tranche B Notes,” together with the Series D Tranche A Notes, the “Series D Notes”), to qualified institutional investors in a private placement. The Series D Tranche A Notes and the Series D Tranche B Notes bear interest at a rate equal to 6.67% per annum and 7.03% per annum, respectively. The Series D Notes are guaranteed by Twin Brook Capital Funding XXXIII, LLC, a subsidiary of the Company.

Total debt consisted of the following as of June 30, 2026:

	As of June 30, 2026
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value(2)	Assets Pledged as Collateral(3)	Fair Value	Fair Value Hierarchy
ASPV Credit Facility	$500,000	$254,000	$229,348	$254,000	$731,610	$254,000	Level 3
MSPV Credit Facility	500,000	390,000	110,000	390,000	881,286	390,000	Level 3
SMBC Truist Credit Facility	975,000	306,000	631,023	306,000	2,625,399	306,000	Level 3
Series A Tranche A Notes	90,000	90,000	—	90,000	—	90,266	Level 3
Series A Tranche B Notes	150,000	150,000	—	149,411	—	150,590	Level 3
Series B Tranche A Notes	85,000	85,000	—	84,661	—	83,824	Level 3
Series B Tranche B Notes	25,000	25,000	—	25,000	—	24,999	Level 3
Series B Tranche C Notes	290,000	290,000	—	288,496	—	284,354	Level 3
Series C Tranche A Notes	25,000	25,000	—	23,834	—	24,854	Level 3
Series C Tranche B Notes	75,000	75,000	—	74,757	—	74,402	Level 3
Series D Tranche A Notes	50,000	50,000	—	49,944	—	50,000	Level 3
Series D Tranche B Notes	175,000	175,000	—	175,109	—	175,000	Level 3
CLO Transaction	369,000	369,000	—	369,000	447,354	369,000	Level 3
Total	$3,309,000	$2,284,000	$970,371	$2,280,212	$4,685,649	$2,277,289
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

	As of June 30, 2026
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
(1) Equity Interests were retained by the Company as of June 30, 2026.

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

As of June 30, 2026 and December 31, 2025, the Company did not have borrowings under Short-Term Financing Transactions.

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
As of June 30, 2026 and December 31, 2025, we had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate principal amount of $760 million and $1,152 million, respectively.
We seek to carefully manage our unfunded portfolio company commitments for purposes of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage ratio, to cover any outstanding portfolio company unfunded commitments we are required to fund.

Other Commitments and Contingencies
As of June 30, 2026, $184.4 million of capital remained uncalled from the Company at the TCAP JV.
Contractual Obligations
A summary of our contractual payment obligations under our borrowing arrangements as of June 30, 2026 is as follows:

	Payment Due by Period
(Amounts in millions)	Total	Less than 1 year	1-3	3-5	More than 5 years
ASPV Credit Facility	$254.0	$—	$—	$254.0	$—
MSPV Credit Facility	$390.0	$—	$—	$390.0	$—
SMBC Truist Credit Facility	$306.0	$—	$—	$306.0	$—
Series A Tranche A Notes	$90.0	$—	$90.0	$—	$—
Series A Tranche B Notes	$150.0	$—	$150.0	$—	$—
CLO Transaction	$369.0	$—	$—	$—	$369.0
Series B Tranche A Notes	$85.0	$—	$85.0	$—	$—
Series B Tranche B Notes	$25.0	$—	$—	$25.0	$—
Series B Tranche C Notes	$290.0	$—	$—	$290.0	$—
Series C Tranche A Notes	$25.0	$—	$25.0	$—	$—
Series C Tranche B Notes	$75.0	$—	$—	$75.0	$—
Series D Tranche A Notes	$50.0	$—	$50.0	$—	$—
Series D Tranche B Notes	$175.0	$—	$—	$175.0	$—
Total	$2,284.0	$—	$400.0	$1,515.0	$369.0
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
As of June 30, 2026, 99.9% of our debt investments based on fair value in our portfolio were at floating rates. Our credit facilities bear interest at floating rates with no interest rate floor. Our unsecured notes, which bear interest at fixed rates, are hedged by fixed to floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to Term SOFR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$95.0	$26.9	$68.1
Up 100 basis points	$47.5	$13.4	$34.1
Down 100 basis points	$(47.5)	$(13.4)	$(34.1)
Down 200 basis points	$(94.9)	$(26.9)	$(68.0)
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding repurchases of our Common Shares pursuant to a tender offer during the three months ended June 30, 2026 (dollar amounts in thousands, except per share amounts).

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
March 5, 2026	1,223,904	1.29%	$25.22	March 31, 2026	$30,801	0
June 2, 2026	2,088,333	2.07%	$25.20	June 30, 2026	$52,523	0

(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction.
(3) All repurchases were satisfied in full.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Trading Arrangements

During the fiscal quarter ended June 30, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits.

Exhibit No.	Description
3.1
Sixth Amended and Restated Agreement and Declaration of Trust, dated May 8, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 12, 2026)

3.2	Fifth Amended and Restated Bylaws, dated May 8, 2026 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 12, 2026)
10.1
Third Supplement to Master Note Purchase Agreement, dated June 4, 2026, by and among Twin Brook Capital Income Fund and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 10, 2026)

10.2
Amended and Restated Investment Management Agreement, by and between TPG Twin Brook Capital Income Fund and AGTB Fund Manager, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2026)

10.3
Amended and Restated Administration Agreement, by and between TPG Twin Brook Capital Income Fund and AGTB Fund Manager, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2026)

10.4	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2026)
31.1*	Certification of Trevor Clark pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Terrence Walters pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Trevor Clark pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Terrence Walters pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG Twin Brook Capital Income Fund

August 10, 2026	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer
(Principal Executive Officer)

August 10, 2026	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)