Form 10-Q
period 2026-09-30
TPG Twin Brook Capital Income Fund
filed 2026-11-13
CIK 1913724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐ No ☒
The number of shares of the Registrant’s common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding as of November 13, 2026 was 103,289,127, 13,039,005 and 132,390 of Class I, Class S and Class D Common Shares, respectively. Common Shares outstanding exclude November 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TPG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $5,316,322 and $4,190,298, respectively)	$5,299,669	$4,174,054
Non-controlled/affiliated investments at fair value (amortized cost of $93,851 and $87,345, respectively)	109,830	103,670
Controlled/affiliated investments at fair value (amortized cost of $32,550 and $—, respectively)	32,506	—
Cash (restricted cash of $67,564 and $85,873, respectively)	131,984	162,795
Cash equivalents	7,001	22,007
Deferred financing costs	29,347	27,232
Interest receivable	20,107	17,997
Other assets	3,578	781
Deferred offering costs	922	402
Unrealized gain on derivative contracts	219	3,552
Prepaid expenses	—	278
Total assets	$5,635,163	$4,512,768
Liabilities
Debt (Note 5)	$2,711,888	$2,031,988
Dividend payable	22,170	18,959
Interest payable	21,857	27,830
Unrealized loss on derivative contracts	27,768	2,672
Income incentive fee payable	9,779	7,758
Management fees payable	8,660	6,880
Deferred tax liability	3,859	3,937
Accrued expenses and other liabilities payable to affiliate	3,659	4,029
Deferred income	3,073	2,710
Capital gains incentive fee payable	198	—
Payable for share repurchase	31,429	21,115
Total liabilities	$2,844,340	$2,127,878
Commitments and contingencies (Note 8)
Net assets
Common shares $0.001 par value, unlimited shares authorized; 110,737,591 and 94,659,223 shares issued and outstanding, respectively	$111	$95
Additional paid-in-capital	2,793,412	2,389,737
Total distributable earnings (loss)	(2,700)	(4,942)
Total net assets	2,790,823	2,384,890
Total liabilities and net assets	$5,635,163	$4,512,768
Net asset value per share	$25.20	$25.19
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
Net Asset Value per Share
Class I Shares:
Net assets	$2,466,944	$2,104,653
Common shares $0.001 par value, unlimited shares authorized	97,886,377	83,536,270
Net asset value per share	$25.20	$25.19
Class S Shares:
Net assets	$320,575	$277,290
Common shares $0.001 par value, unlimited shares authorized	12,720,158	11,005,998
Net asset value per share	$25.20	$25.19
Class D Shares:
Net assets	$3,303	$2,947
Common shares $0.001 par value, unlimited shares authorized	131,056	116,955
Net asset value per share	$25.20	$25.19
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$126,813	$100,451	$344,900	$280,234
Payment-in-kind interest	2,066	1,232	5,096	3,476
Other	2,669	2,061	6,676	4,842
Dividends	192	—	795	—
Total investment income from non-controlled, non-affiliated investments	131,740	103,744	357,467	288,552
Investment income from non-controlled, affiliated investments:
Dividends	—	—	21	—
Total investment income from non-controlled, affiliated investments	—	—	21	—
Investment income from controlled, affiliated investments:
Dividends	1,527	—	1,920	—
Total investment income from controlled, affiliated investments	1,527	—	1,920	—
Total investment income	133,267	103,744	359,408	288,552
Expenses
Interest	$42,547	$34,939	$110,471	$99,497
Income incentive fees(1)	9,828	7,388	26,594	20,192
Management fees(1)	8,660	6,284	24,248	16,786
Professional fees	1,287	929	4,070	2,052
Other	724	764	2,770	3,065
Offering costs	720	523	1,593	1,621
Administrative fees(1)	277	248	1,209	1,078
Insurance fees	151	122	485	387
Accounting fees	226	284	468	712
Trustees' fees	64	59	180	175
Capital gains incentive fees(1)	(320)	(277)	198	—
Distribution and shareholder servicing fees:
Class S	677	470	1,935	1,101
Class D	2	2	6	4
Total expenses	64,843	51,735	174,227	146,670
Distribution and shareholder servicing fees waived
Class S	—	(138)	—	(324)
Class D	—	(2)	—	(4)
Net expenses	64,843	51,595	174,227	146,342
The accompanying notes are an integral part of these consolidated financial statements.

Net investment income (loss) before taxes	$68,424	$52,149	185,181	142,210
Deferred federal tax provision(2)	216	247	(78)	1,247
Current federal tax(2)	91	236	1,167	399
Net investment income (loss) after taxes	68,117	51,666	184,092	140,564
Net realized and change in unrealized gain (loss) on investment transactions
Net realized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	21	(175)	(278)	(125)
Non-controlled, affiliated investments	183	466	4,982	1,180
Foreign currency forward contracts	3	(36)	(4)	—
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	(3,346)	(11,252)	(409)	(13,320)
Non-controlled, affiliated investments	1,234	168	(346)	4,977
Controlled, affiliated investments	(109)	—	(44)	—
Interest rate swaps and options	(48)	(630)	(132)	(304)
Foreign currency forward contracts	(2)	14	7	(38)
Total net realized and change in unrealized gain (loss) on investment transactions	(2,064)	(11,445)	3,776	(7,630)
Net increase (decrease) in net assets resulting from operations	$66,053	$40,221	$187,868	$132,934

(1)Refer to Note 6 - Agreements and Related Party Transactions
(2)Related to the Company’s wholly-owned, consolidated subsidiary, Twin Brook Equity XXXIII Corp., which is treated as a corporation for United States federal income tax purposes
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$68,117	$51,666	$184,092	$140,564
Net realized gain (loss)	207	255	4,700	1,055
Net change in unrealized gain (loss)	(2,271)	(11,700)	(924)	(8,685)
Net increase (decrease) in net assets resulting from operations	66,053	40,221	187,868	132,934
Dividends
Class I	(58,915)	(48,140)	(167,320)	(132,461)
Class S	(6,852)	(5,499)	(19,791)	(12,898)
Class D	(73)	(67)	(219)	(172)
Net increase (decrease) in net assets resulting from dividends	(65,840)	(53,706)	(187,330)	(145,531)
Capital share transactions
Class I
Proceeds from shares sold	98,995	173,583	418,463	467,743
Share transfers between classes	—	—	2,112	251
Distributions reinvested	14,631	11,803	43,639	31,183
Repurchased shares, net of early repurchase deduction	(28,134)	(6,315)	(102,398)	(44,043)
Class S
Proceeds from shares sold	17,345	46,458	48,354	139,191
Share transfers between classes	—	—	(2,112)	(175)
Distributions reinvested	3,212	2,576	9,206	6,294
Repurchased shares, net of early repurchase deduction	(3,190)	1	(12,225)	(174)
Class D
Proceeds from shares sold	200	439	426	1,046
Share transfers between classes	—	—	—	(76)
Distributions reinvested	21	21	62	53
Repurchased shares, net of early repurchase deduction	(5)	—	(132)	(192)
Net increase (decrease) in net assets resulting from capital share transactions	103,075	228,566	405,395	601,101
Total increase (decrease) in net assets	103,288	215,081	405,933	588,504
Net assets, at beginning of period	2,687,535	1,914,655	2,384,890	1,541,232
Net assets, at end of period	$2,790,823	$2,129,736	$2,790,823	$2,129,736
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$187,868	$132,934
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(4,704)	(1,055)
Net realized (gain) loss on foreign currency forward contracts	4	—
Net change in unrealized (appreciation) depreciation on investments	799	8,343
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(7)	38
Net change in unrealized (appreciation) depreciation on interest rate swaps and options, inclusive of hedging effects	(1,218)	(969)
Net accretion on debt instruments	(15,237)	(13,289)
Net paydown gain on debt instruments	(4,680)	(3,702)
Interest received in-kind	(5,096)	(3,476)
Purchases and drawdowns of investments	(1,699,804)	(1,169,263)
Proceeds from sales and paydowns of investments	564,441	442,979
Net settlements on derivative contracts	—	—
Amortization of deferred financing costs	5,639	5,281
Amortization of deferred offering costs	1,593	1,621
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(2,110)	(4,089)
(Increase) decrease in other assets	(2,797)	(255)
(Increase) decrease in prepaid expenses	278	666
Increase (decrease) in interest payable	(5,973)	(9,076)
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	(370)	2,197
Increase (decrease) in income incentive fees payable	2,021	1,923
Increase (decrease) in management fees payable	1,780	1,706
Increase (decrease) in deferred tax liability	(78)	1,246
Increase (decrease) in deferred income	363	(12)
Increase (decrease) in capital gains incentive fees payable	198	—
Net cash used in operating activities	(977,090)	(606,252)
Cash flows from financing activities
Dividends paid	(131,212)	(104,090)
Payments for repurchase of common shares	(104,441)	(44,409)
Proceeds from issuance of common shares	467,243	607,980
Borrowings on debt	2,086,040	1,073,100
Payments on debt	(1,376,490)	(931,900)
Payments for deferred financing costs	(7,754)	(1,958)
Payments for deferred offering costs	(2,113)	(1,061)
Net cash provided by financing activities	931,273	597,662
Net change in cash	(45,817)	(8,590)
The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, beginning of period	184,802	161,064
Cash, cash equivalents and restricted cash, end of period	$138,985	$152,474

Supplemental and non-cash information
Distributions reinvested	$52,907	$37,530
Cash paid during the period for interest	$112,399	$104,565
Dividends payable	$22,170	$18,513
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities:
Cash and cash equivalents	$71,421	$84,023
Restricted cash	67,564	68,451
Total cash, cash equivalents and restricted cash	$138,985	$152,474

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt
Aerospace and defense
AlphaCoin LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.57%	7/29/2024	7/29/2030	$2,990	$2,950	$2,978	0.11%
AlphaCoin LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.57%	5/6/2025	7/29/2030	2,610	(14)	(10)	0.00%
AlphaCoin LLC	First lien senior secured term loan	S +	4.75%	8.57%	7/29/2024	7/29/2030	18,368	18,102	18,176	0.65%
AlphaCoin LLC	First lien senior secured term loan	S +	4.75%	8.57%	5/6/2025	7/29/2030	1,890	1,868	1,870	0.07%
Mattco Forge, Inc	First lien senior secured term loan	S +	5.25%	9.51%	12/19/2024	12/19/2030	37,570	37,142	37,195	1.33%
Third Holdco, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.65%	6/13/2025	6/13/2031	3,624	484	488	0.02%
Third Holdco, LLC	First lien senior secured term loan	S +	4.75%	8.65%	6/13/2025	6/13/2031	24,326	24,027	24,065	0.86%
								84,559	84,762	3.04%
Air freight and logistics
Load One Purchaser Corporation	First lien senior secured revolving loan	S +	7.25%	11.38%	6/21/2022	6/21/2028	$3,557	$901	$895	0.03%
Load One Purchaser Corporation	First lien senior secured term loan	S +	6.25% + 1.00% PIK	11.33%	10/23/2024	6/21/2028	1,049	1,033	1,035	0.04%
Load One Purchaser Corporation	First lien senior secured term loan	S +	6.25% + 1.00% PIK	11.59%	6/21/2022	6/21/2028	14,761	14,555	14,563	0.51%
Load One Purchaser Corporation	First lien senior secured term loan	12.00%		12.00%	11/21/2025	6/21/2028	52	52	51	0.00%
Zipline Logistics, LLC	First lien senior secured revolving loan	S +	3.00% + 3.00% PIK	10.02%	9/19/2022	9/19/2027	1,759	1,333	816	0.03%
Zipline Logistics, LLC	First lien senior secured term loan	S +	3.00% + 3.00% PIK	10.02%	9/19/2022	9/19/2027	7,066	6,965	4,912	0.18%
								24,839	22,272	0.79%
Auto components
A.P.A. Industries, LLC	First lien senior secured term loan	S +	5.00%	8.90%	1/10/2023	1/10/2029	$12,836	$12,723	$12,755	0.46%
AirPro Diagnostics, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.35%	2/21/2025	2/21/2030	573	566	567	0.02%
AirPro Diagnostics, LLC	First lien senior secured term loan	S +	5.50%	9.26%	2/21/2025	2/21/2030	8,413	8,301	8,309	0.30%
AvCarb, LLC	First lien senior secured delayed draw term loan	S +	2.00% + 5.00% PIK	11.34%	7/28/2023	11/12/2026	264	263	201	0.01%
AvCarb, LLC	First lien senior secured revolving loan	S +	7.00%	11.24%	7/28/2023	11/12/2026	39	38	29	0.00%
AvCarb, LLC	First lien senior secured term loan	S +	2.00% + 5.00% PIK	11.34%	7/28/2023	11/12/2026	564	561	428	0.02%
Bestop, Inc	First lien senior secured term loan	S +	5.50%	9.57%	3/29/2024	3/29/2029	43,249	42,613	42,817	1.53%
Bestop, Inc	First lien senior secured term loan	S +	5.50%	9.57%	8/21/2026	5/29/2029	10,650	10,546	10,544	0.38%
BSC ASI BUYER, LLC	First lien senior secured term loan	S +	5.00%	9.07%	12/31/2024	12/31/2027	29,236	29,115	29,137	1.04%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Raneys, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.23%	2/17/2023	6/7/2027	4,762	4,744	4,742	0.17%
Raneys, LLC	First lien senior secured term loan	S +	5.50%	9.23%	6/7/2022	6/7/2027	13,032	12,968	12,978	0.47%
Repairify, Inc	First lien senior secured revolving loan	S +	5.50%	9.76%	7/2/2026	7/2/2031	3,916	631	630	0.02%
Repairify, Inc	First lien senior secured term loan	S +	5.50%	9.76%	7/2/2026	7/2/2031	43,227	42,609	42,599	1.53%
								165,678	165,736	5.95%
Building products
Safe-Way Buyer, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	8.98%	8/18/2026	8/18/2032	$4,504	$(27)	$(28)	0.00%
Safe-Way Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.98%	8/18/2026	8/18/2032	2,377	(29)	(29)	0.00%
Safe-Way Buyer, LLC	First lien senior secured term loan	S +	5.25%	8.98%	8/18/2026	8/18/2032	13,062	12,902	12,898	0.46%
US Anchors Group Inc	First lien senior secured delayed draw term loan	S +	5.25%	9.32%	12/31/2025	7/15/2029	2,128	2,117	2,116	0.08%
US Anchors Group Inc	First lien senior secured term loan	S +	5.25%	9.32%	7/15/2024	7/15/2029	20,640	20,322	20,439	0.73%
								35,285	35,396	1.27%
Chemicals
A. P. Nonweiler Co. Inc (6)	First lien senior secured revolving loan	S +	4.75%	8.82%	9/30/2025	9/30/2030	$1,523	$(18)	$(16)	0.00%
A. P. Nonweiler Co. Inc	First lien senior secured term loan	S +	4.75%	8.82%	9/30/2025	9/30/2030	12,948	12,787	12,812	0.46%
AM Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.26%	3/6/2025	5/1/2027	851	(1)	(1)	0.00%
AM Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.26%	3/6/2025	5/1/2027	4,259	4,246	4,249	0.15%
Answer Acquisition, LLC	First lien senior secured revolving loan	S +	6.00%	10.22%	7/28/2023	6/30/2028	759	400	400	0.01%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.22%	1/16/2024	6/30/2028	828	826	823	0.03%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.22%	6/7/2024	6/30/2028	9,653	9,625	9,588	0.34%
Answer Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.22%	7/28/2023	6/30/2028	1,619	1,616	1,608	0.06%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	10.84%	9/25/2025	8/30/2027	486	484	484	0.02%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	10.84%	3/25/2024	8/30/2027	2,473	2,459	2,464	0.09%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	10.84%	8/30/2022	8/30/2027	4,009	3,986	3,996	0.14%
Fralock Buyer LLC	First lien senior secured term loan	S +	6.00% + 0.50% PIK	10.32%	3/25/2026	3/31/2028	331	330	330	0.01%
Polycorp Ltd	First lien senior secured delayed draw term loan	S +	5.00%	8.90%	1/24/2024	1/24/2030	10,013	9,894	9,918	0.36%
Polycorp Ltd	First lien senior secured term loan	S +	5.00%	8.90%	1/24/2024	1/24/2030	17,736	17,522	17,568	0.63%
Polycorp Ltd	First lien senior secured term loan	S +	5.00%	8.90%	2/28/2025	1/24/2030	5,297	5,239	5,247	0.19%
Teel Plastics, LLC	First lien senior secured term loan	S +	4.75%	8.82%	4/22/2025	4/22/2030	31,344	31,096	31,153	1.12%
								100,491	100,623	3.61%
Commercial services and supplies
Alliance Environmental Group, LLC	First lien senior secured delayed draw term loan	S +	7.00%	11.34%	7/28/2023	12/31/2028	$62	$60	$19	0.00%
Alliance Environmental Group, LLC	First lien senior secured revolving loan	S +	7.00%	11.26%	6/17/2025	12/30/2028	19	13	19	0.00%
Alliance Environmental Group, LLC	First lien senior secured revolving loan	S +	7.00%	11.32%	7/28/2023	12/30/2028	41	41	13	0.00%
Alliance Environmental Group, LLC	First lien senior secured term loan	S +	7.00%	11.34%	7/28/2023	12/30/2028	2,468	2,363	774	0.03%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Capstone Mechanical LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.82%	11/20/2025	11/20/2030	6,152	3,418	3,428	0.12%
Capstone Mechanical LLC	First lien senior secured term loan	S +	4.75%	8.82%	11/20/2025	11/20/2030	2,481	2,455	2,459	0.09%
Centennial Environmental Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.90%	6/2/2026	6/2/2031	3,474	3,378	3,432	0.12%
Centennial Environmental Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.86%	6/2/2026	6/2/2031	4,532	919	926	0.03%
Centennial Environmental Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.90%	6/2/2026	6/2/2031	1,209	(17)	(15)	0.00%
Centennial Environmental Acquisition, LLC	First lien senior secured term loan	S +	5.00%	8.90%	6/2/2026	6/2/2031	4,912	4,842	4,852	0.17%
Franchise Fastlane, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.60%	7/28/2023	5/4/2027	15	—	—	0.00%
Franchise Fastlane, LLC	First lien senior secured term loan	S +	5.50%	9.60%	7/28/2023	5/4/2027	7,155	7,114	7,118	0.26%
Gold Medal Holdings, Inc	First lien senior secured delayed draw term loan	S +	5.75%	9.82%	6/14/2024	3/17/2027	2,815	2,808	2,803	0.10%
Gold Medal Holdings, Inc	First lien senior secured term loan	S +	5.75%	9.82%	7/28/2023	9/17/2028	14,503	14,444	14,440	0.52%
Green Monster Acquisition, LLC	First lien senior secured revolving loan	S +	6.00%	10.03%	7/28/2023	12/28/2026	38	21	20	0.00%
Green Monster Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.03%	7/28/2023	12/28/2026	1,125	1,124	1,118	0.04%
Innovative Discovery Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.76%	12/31/2025	12/31/2030	8,901	(56)	(29)	0.00%
Innovative Discovery Acquisition, LLC	First lien senior secured term loan	S +	5.00%	8.76%	12/31/2025	12/31/2030	16,792	16,575	16,673	0.60%
NEPEZ Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.32%	6/26/2026	6/28/2032	5,726	(27)	(14)	0.00%
NEPEZ Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.32%	6/26/2026	6/26/2032	2,969	(28)	(22)	0.00%
NEPEZ Acquisition, LLC	First lien senior secured term loan	S +	5.25%	9.32%	6/26/2026	6/26/2032	9,709	9,615	9,636	0.35%
Nimlok Company, LLC	First lien senior secured term loan	S +	5.00%	8.82%	11/3/2025	11/27/2027	24,360	24,263	24,287	0.87%
Nimlok Company, LLC	First lien senior secured term loan	S +	5.00%	8.82%	11/3/2025	11/26/2027	5,832	5,808	5,814	0.21%
Polaris Labs Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.57%	9/17/2024	9/17/2029	6,329	6,231	6,266	0.22%
Polaris Labs Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.48%	9/17/2026	9/17/2029	6,122	6,061	6,061	0.22%
Precision Point Metrics, Inc	First lien senior secured delayed draw term loan	S +	5.00%	9.07%	7/1/2025	7/1/2031	7,219	4,088	4,099	0.15%
Precision Point Metrics, Inc	First lien senior secured term loan	S +	5.00%	9.07%	7/1/2025	7/1/2031	8,054	7,954	7,967	0.29%
Quality Liaison Services of North America, Inc (6)	First lien senior secured revolving loan	S +	6.00%	9.97%	5/2/2023	5/2/2028	1,629	(15)	(15)	0.00%
Quality Liaison Services of North America, Inc	First lien senior secured term loan	S +	6.00%	9.97%	5/2/2023	5/2/2028	12,104	11,989	11,992	0.43%
Rapid Fire Safety and Security, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.22%	2/27/2026	1/2/2030	10,575	4,163	4,176	0.15%
Rapid Fire Safety and Security, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.21%	1/2/2025	1/2/2030	5,412	5,352	5,362	0.19%
Rapid Fire Safety and Security, LLC	First lien senior secured term loan	S +	5.25%	9.27%	1/2/2025	1/2/2030	4,531	4,477	4,489	0.16%
Superscapes Holdco, LLC	First lien senior secured term loan	S +	5.75%	9.82%	4/7/2025	4/7/2030	17,684	17,484	17,510	0.63%
TCG Services, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.26%	7/31/2025	7/31/2031	7,250	(43)	(30)	0.00%
TCG Services, LLC	First lien senior secured term loan	S +	5.50%	9.26%	7/31/2025	7/31/2031	7,357	7,266	7,278	0.26%
True Environmental, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.82%	8/25/2026	8/25/2032	17,608	(86)	(87)	0.00%
True Environmental, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.82%	8/25/2026	8/25/2032	1,487	(14)	(15)	0.00%
True Environmental, LLC	First lien senior secured term loan	S +	4.75%	8.82%	8/25/2026	8/25/2032	17,892	17,715	17,713	0.63%
								191,755	190,517	6.84%
Construction and engineering
AKS Engineering and Forestry, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.07%	5/1/2026	1/7/2031	$1,101	$1,091	$1,091	0.04%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
AKS Engineering and Forestry, LLC	First lien senior secured term loan	S +	5.00%	9.07%	1/7/2025	1/7/2031	19,678	19,459	19,498	0.70%
AKS Engineering and Forestry, LLC	First lien senior secured term loan	S +	5.00%	9.07%	10/2/2025	1/7/2031	4,247	4,194	4,208	0.15%
BCI Burke Holding Corp	First lien senior secured delayed draw term loan	S +	5.75%	9.82%	7/28/2023	12/14/2027	1,404	1,398	1,399	0.05%
BCI Burke Holding Corp (6)	First lien senior secured delayed draw term loan	S +	5.75%	9.82%	10/10/2024	12/14/2027	6,588	(23)	(25)	0.00%
BCI Burke Holding Corp	First lien senior secured term loan	S +	5.75%	9.82%	7/28/2023	12/14/2027	5,755	5,725	5,733	0.21%
BCI Burke Holding Corp	First lien senior secured term loan	S +	5.75%	9.82%	10/10/2024	12/14/2027	10,683	10,637	10,642	0.38%
Capital Construction, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.63%	6/30/2025	11/22/2026	3,145	3,146	2,881	0.10%
Capital Construction, LLC	First lien senior secured revolving loan	S +	12.50%	16.50%	8/9/2026	11/22/2026	564	406	395	0.01%
Capital Construction, LLC	First lien senior secured term loan	S +	5.75%	9.53%	6/30/2025	11/22/2026	5,407	5,403	4,953	0.18%
Capital Construction, LLC	First lien senior secured term loan	S +	5.75%	9.53%	8/9/2026	11/22/2026	537	536	535	0.02%
CHS Holdco, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.07%	5/27/2025	5/27/2031	18,021	7,620	7,661	0.27%
CHS Holdco, LLC (9)	First lien senior secured revolving loan	S +	5.00%	8.97%	5/27/2025	5/27/2031	6,089	5,405	5,418	0.19%
CHS Holdco, LLC	First lien senior secured term loan	S +	5.00%	9.07%	5/27/2025	5/27/2031	17,894	17,647	17,698	0.63%
Compass Restoration Intermediary Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.40%	1/31/2025	1/31/2030	2,485	704	705	0.03%
Compass Restoration Intermediary Holdings, LLC	First lien senior secured term loan	S +	5.50%	9.40%	1/31/2025	1/31/2030	6,870	6,762	6,767	0.24%
Highland Acquisition, Inc	First lien senior secured revolving loan	S +	5.75%	9.66%	7/28/2023	3/9/2027	2,213	989	986	0.04%
Highland Acquisition, Inc	First lien senior secured term loan	S +	5.75%	9.57%	7/28/2023	3/9/2027	10,657	10,615	10,611	0.38%
Ironhorse Purchaser dba Mersino, Inc	First lien senior secured delayed draw term loan	S +	6.00%	10.07%	9/30/2022	9/30/2027	8,479	8,428	8,425	0.30%
Ironhorse Purchaser dba Mersino, Inc (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.07%	4/15/2026	3/31/2029	730	(6)	(5)	0.00%
Ironhorse Purchaser dba Mersino, Inc	First lien senior secured term loan	S +	6.00%	10.07%	9/30/2022	3/31/2029	32,379	32,212	32,173	1.15%
Redwood Buyer, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.82%	1/3/2025	1/3/2030	7,615	(97)	(91)	0.00%
Redwood Buyer, LLC	First lien senior secured term loan	S +	4.75%	8.82%	1/3/2025	1/3/2030	8,957	8,833	8,843	0.32%
Rose Paving, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.07%	11/27/2024	11/7/2029	3,686	3,651	3,653	0.13%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	9.07%	5/1/2024	11/7/2029	1,754	1,730	1,738	0.06%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	9.07%	11/27/2024	11/7/2029	12,925	12,800	12,810	0.46%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	9.07%	3/10/2026	11/7/2029	1,995	1,978	1,977	0.07%
Rose Paving, LLC	First lien senior secured term loan	S +	5.00%	9.07%	11/7/2022	11/7/2029	16,943	16,708	16,792	0.60%
								187,951	187,471	6.71%
Containers and packaging
Bulk Lift International, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.32%	3/2/2026	11/15/2029	$9,255	$9,009	$9,023	0.32%
Bulk Lift International, LLC	First lien senior secured term loan	S +	5.25%	9.32%	3/2/2026	11/15/2029	15,981	15,874	15,904	0.57%
Innovative FlexPak, LLC	First lien senior secured delayed draw term loan	20.00% PIK		20.00%	7/31/2025	1/23/2027	517	477	198	0.01%
Innovative FlexPak, LLC (8)	First lien senior secured revolving loan	S +	7.00%	11.02%	7/28/2023	1/23/2027	627	512	208	0.01%
Innovative FlexPak, LLC (8)	First lien senior secured term loan	S +	7.00%	11.02%	7/28/2023	1/23/2027	2,616	2,274	1,005	0.04%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Innovative FlexPak, LLC (8)	First lien senior secured term loan	20.00% PIK		20.00%	7/28/2023	1/23/2027	1,039	567	399	0.01%
Johns Byrne LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.07%	8/31/2023	8/31/2029	2,556	2,526	2,526	0.09%
Johns Byrne LLC	First lien senior secured term loan	S +	6.00%	10.07%	8/31/2023	8/31/2029	9,228	9,101	9,106	0.33%
K-1 Packaging Group LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.34%	10/6/2022	10/6/2027	6,748	(32)	(33)	0.00%
K-1 Packaging Group LLC	First lien senior secured term loan	S +	6.00%	10.34%	10/6/2022	10/6/2027	30,526	30,334	30,351	1.09%
LidWorks Innovations BuyerCo., LLC	First lien senior secured revolving loan	S +	5.50%	9.57%	7/15/2026	7/15/2032	1,177	174	174	0.01%
LidWorks Innovations BuyerCo., LLC	First lien senior secured term loan	S +	5.50%	9.57%	7/15/2026	7/15/2032	5,017	4,956	4,955	0.18%
MRC Keeler Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.22%	7/28/2023	6/4/2027	4	4	4	0.00%
MRC Keeler Acquisition LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.22%	7/28/2023	6/4/2027	150	—	(1)	0.00%
MRC Keeler Acquisition LLC	First lien senior secured term loan	S +	6.00%	10.22%	7/28/2023	6/4/2027	908	908	900	0.03%
PolyShield Group, Inc. (6)	First lien senior secured revolving loan	S +	6.00%	9.82%	7/31/2026	7/31/2032	1,881	(27)	(27)	0.00%
PolyShield Group, Inc.	First lien senior secured term loan	S +	6.00%	9.82%	7/31/2026	7/31/2032	31,627	31,161	31,160	1.12%
SCP Cold Chain Packaging Buyer Corp (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.90%	6/27/2025	6/27/2031	7,248	(35)	(22)	0.00%
SCP Cold Chain Packaging Buyer Corp	First lien senior secured term loan	S +	5.00%	8.90%	6/27/2025	6/27/2031	18,967	18,770	18,803	0.67%
Sixarp, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	9.82%	9/22/2025	8/5/2029	1,722	(12)	(10)	0.00%
Sixarp, LLC	First lien senior secured term loan	S +	5.75%	9.82%	9/22/2025	8/5/2029	20,254	20,099	20,134	0.72%
Vanguard Packaging, LLC	First lien senior secured revolving loan	S +	4.00%	11.00%	3/29/2024	2/9/2028	4,408	351	351	0.01%
Vanguard Packaging, LLC	First lien senior secured term loan	S +	5.00%	9.08%	3/29/2024	2/9/2028	9,967	9,899	9,906	0.35%
								156,890	155,014	5.56%
Distributors
RTP Acquisition, LLC	First lien senior secured revolving loan	S +	7.00%	11.08%	7/28/2023	8/17/2028	$42	$4	$(8)	0.00%
RTP Acquisition, LLC	First lien senior secured term loan	S +	7.00%	11.08%	7/28/2023	8/17/2028	3,042	2,972	2,131	0.08%
								2,976	2,123	0.08%
Diversified consumer services
50Floor, LLC (6)	First lien senior secured revolving loan	S +	6.00% PIK	10.22%	7/28/2023	3/31/2028	$199	$(2)	$(8)	0.00%
50Floor, LLC	First lien senior secured term loan	S +	6.00% PIK	10.22%	7/28/2023	3/31/2028	1,176	1,171	1,131	0.04%
ACES Intermediate, Inc	First lien senior secured term loan	S +	5.00%	9.02%	7/27/2022	7/27/2027	42,001	41,735	41,904	1.50%
Arctic Acquisition Sub, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	9.82%	6/3/2026	6/3/2031	10,574	(73)	(52)	0.00%
Arctic Acquisition Sub, LLC (6)	First lien senior secured revolving loan	S +	5.75%	9.82%	6/3/2026	6/3/2031	1,209	(17)	(15)	0.00%
Arctic Acquisition Sub, LLC	First lien senior secured term loan	S +	5.75%	9.82%	6/3/2026	6/3/2031	7,719	7,608	7,623	0.27%
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.07%	4/25/2023	7/31/2029	7,081	6,977	7,014	0.25%
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.95%	5/7/2024	7/31/2029	8,389	8,273	8,310	0.30%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
CL Services Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.80%	9/19/2025	7/31/2029	32,177	22,679	22,767	0.82%
CL Services Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.80%	8/3/2026	7/31/2029	3,248	(30)	(31)	0.00%
CL Services Acquisition, LLC	First lien senior secured term loan	S +	5.00%	8.80%	4/25/2023	7/31/2029	13,485	13,269	13,357	0.48%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.07%	9/20/2023	12/30/2028	6,623	6,567	6,576	0.24%
Esquire Deposition Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.07%	12/30/2022	12/30/2028	6,843	6,778	6,795	0.24%
Esquire Deposition Solutions, LLC	First lien senior secured term loan	S +	5.00%	9.07%	12/30/2022	12/30/2028	47,386	46,897	47,052	1.69%
Foundation Repair Purchaser, INC.	First lien senior secured delayed draw term loan	S +	4.75%	8.51%	1/20/2026	1/20/2032	15,220	7,101	7,177	0.26%
Foundation Repair Purchaser, INC.	First lien senior secured term loan	S +	4.75%	8.82%	1/20/2026	1/20/2032	4,687	4,634	4,643	0.17%
Harley Exteriors Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.32%	8/2/2024	8/1/2029	2,808	2,765	2,716	0.10%
Harley Exteriors Acquisition, LLC	First lien senior secured revolving loan	S +	5.50%	9.45%	8/2/2024	8/2/2029	1,322	861	838	0.03%
Harley Exteriors Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.32%	8/2/2024	8/2/2029	8,375	8,243	8,100	0.29%
Home Brands Group Holdings, Inc	First lien senior secured term loan	S +	5.25%	9.15%	7/28/2023	1/8/2028	11,918	11,906	11,868	0.43%
HTI Intermediate, LLC	First lien senior secured delayed draw term loan	S +	5.25%	8.98%	3/1/2024	3/1/2030	2,306	2,277	2,282	0.08%
HTI Intermediate, LLC	First lien senior secured revolving loan	S +	5.25%	10.94%	3/1/2024	3/1/2030	2,588	1,172	1,174	0.04%
HTI Intermediate, LLC	First lien senior secured term loan	S +	5.25%	8.98%	7/2/2025	3/1/2030	1,741	1,721	1,723	0.06%
HTI Intermediate, LLC	First lien senior secured term loan	S +	5.25%	9.04%	1/16/2026	3/1/2030	1,476	1,457	1,460	0.05%
HTI Intermediate, LLC	First lien senior secured term loan	S +	5.25%	9.08%	3/1/2024	3/1/2030	4,918	4,855	4,866	0.17%
ISSA, LLC	First lien senior secured term loan	S +	6.25%	10.32%	7/28/2023	3/1/2028	1,805	1,798	1,790	0.06%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.07%	7/6/2026	6/29/2029	14,653	11,678	11,675	0.42%
Juniper Landscaping Holdings LLC (10)	First lien senior secured revolving loan	S +	6.00%	10.02%	7/6/2026	6/29/2029	5,010	2,054	2,053	0.07%
Juniper Landscaping Holdings LLC	First lien senior secured term loan	S +	6.00%	10.07%	7/6/2026	6/29/2029	16,922	16,805	16,803	0.60%
Lawn Care Holdings Purchaser, Inc	First lien senior secured delayed draw term loan	S +	5.50%	9.57%	10/24/2023	10/24/2028	4,486	4,427	4,461	0.16%
Lawn Care Holdings Purchaser, Inc	First lien senior secured delayed draw term loan	S +	5.50%	9.57%	11/22/2024	10/24/2028	13,827	9,899	9,910	0.36%
Lawn Care Holdings Purchaser, Inc	First lien senior secured term loan	S +	5.50%	9.57%	10/24/2023	10/24/2028	7,066	6,989	7,027	0.25%
PPW Acquisition, LLC	First lien senior secured revolving loan	S +	6.75%	10.90%	7/28/2023	3/31/2028	38	37	36	0.00%
PPW Acquisition, LLC	First lien senior secured term loan	S +	4.25% + 2.50% PIK	11.09%	7/28/2023	3/31/2028	629	623	605	0.02%
Premier Early Childhood Education Partners LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.08%	5/1/2026	11/22/2028	12,477	(75)	(58)	0.00%
Premier Early Childhood Education Partners LLC	First lien senior secured term loan	S +	5.00%	9.08%	5/1/2026	11/22/2028	34,702	34,483	34,536	1.24%
Therapy Spot Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	4.50%	8.57%	2/20/2026	2/20/2031	7,422	(40)	(26)	0.00%
Therapy Spot Acquisition, LLC	First lien senior secured term loan	S +	4.50%	8.57%	2/20/2026	2/20/2031	4,356	4,308	4,315	0.15%
TSR Concrete Intermediate, LLC	First lien senior secured delayed draw term loan	S +	4.50%	8.48%	12/31/2025	12/31/2031	12,863	2,469	2,495	0.09%
TSR Concrete Intermediate, LLC	First lien senior secured term loan	S +	4.50%	8.35%	12/31/2025	12/31/2031	25,123	24,897	24,951	0.89%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.08%	7/28/2023	3/23/2027	369	368	368	0.01%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.07%	7/28/2023	3/23/2027	1,211	1,210	1,211	0.04%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.08%	12/11/2025	3/23/2027	8,009	4,369	4,375	0.16%
United Land Services Opco Parent, LLC	First lien senior secured term loan	S +	6.00%	10.08%	7/28/2023	3/23/2027	346	344	345	0.01%
VitalSmarts, LC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.15%	9/8/2026	9/8/2031	999	(10)	(10)	0.00%
VitalSmarts, LC (6)	First lien senior secured revolving loan	S +	5.25%	9.15%	9/8/2026	9/8/2031	1,039	(20)	(21)	0.00%
VitalSmarts, LC	First lien senior secured term loan	S +	5.25%	9.15%	9/8/2026	9/8/2031	15,184	14,885	14,880	0.53%
Wag Intermediate Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.15%	7/28/2026	7/28/2031	7,128	(85)	(86)	—%
Wag Intermediate Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.15%	7/28/2026	7/28/2031	1,486	(18)	(18)	—%
Wag Intermediate Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.15%	7/28/2026	7/28/2031	5,702	5,632	5,631	0.20%
								355,851	356,518	12.77%
Diversified financial services
Allied Credit Acquisition Corp (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.82%	3/23/2026	3/23/2032	$7,544	$(43)	$(27)	0.00%
Allied Credit Acquisition Corp	First lien senior secured term loan	S +	4.75%	8.82%	3/23/2026	3/23/2032	14,733	14,556	14,586	0.52%
								14,513	14,559	0.52%
Electrical equipment
AEP Passion Intermediate Holdings, Inc	First lien senior secured delayed draw term loan	S +	6.50%	10.41%	7/28/2023	10/5/2027	$71	$71	$71	0.00%
AEP Passion Intermediate Holdings, Inc (6)	First lien senior secured revolving loan	S +	6.50%	10.41%	7/28/2023	10/5/2027	48	—	—	0.00%
AEP Passion Intermediate Holdings, Inc	First lien senior secured term loan	S +	6.50%	10.41%	7/28/2023	10/5/2027	1,286	1,276	1,274	0.05%
BPCP NSA Intermedco, Inc	First lien senior secured delayed draw term loan	S +	4.75%	8.82%	12/15/2025	5/17/2030	8,933	3,939	3,969	0.14%
BPCP NSA Intermedco, Inc	First lien senior secured delayed draw term loan	S +	4.75%	8.82%	5/17/2024	5/17/2030	12,112	11,990	12,059	0.43%
BPCP NSA Intermedco, Inc	First lien senior secured term loan	S +	4.75%	8.82%	5/17/2024	5/17/2030	36,338	35,984	36,178	1.30%
Raffel Systems, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.40%	3/24/2026	3/24/2032	9,408	(64)	(45)	0.00%
Raffel Systems, LLC	First lien senior secured term loan	S +	5.50%	9.40%	3/24/2026	3/24/2032	11,356	11,196	11,219	0.40%
SENS Intermediate Holdings LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.82%	3/10/2025	3/10/2031	3,468	3,425	3,430	0.12%
SENS Intermediate Holdings LLC	First lien senior secured term loan	S +	4.75%	8.82%	3/10/2025	3/10/2031	9,679	9,565	9,580	0.34%
Sure Power, LLC	First lien senior secured term loan	S +	4.75%	8.82%	4/21/2026	4/21/2032	7,286	7,217	7,234	0.26%
Sure Power, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.82%	4/21/2026	4/21/2032	1,430	(13)	(10)	0.00%
Sure Power, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.82%	4/21/2026	4/21/2032	3,010	(14)	(7)	0.00%
WCI Volt Purchaser, LLC	First lien senior secured term loan	S +	4.75%	8.77%	9/15/2022	9/15/2029	14,674	14,558	14,556	0.51%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
								99,130	99,508	3.55%
Electronic equipment, instruments and components
ADC Purchaser Inc	First lien senior secured delayed draw term loan	S +	4.50%	8.57%	7/28/2026	7/16/2031	$3,702	$1,772	$1,772	0.06%
ADC Purchaser Inc (6)	First lien senior secured revolving loan	S +	4.50%	8.57%	7/16/2025	7/16/2031	6,013	(59)	(43)	0.00%
ADC Purchaser Inc	First lien senior secured term loan	S +	4.50%	8.57%	7/16/2025	7/16/2031	30,601	30,279	30,381	1.09%
Advanced Lighting Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.40%	2/27/2025	11/22/2027	7,659	7,621	7,630	0.27%
Nelson Name Plate Company	First lien senior secured delayed draw term loan	S +	5.75%	10.09%	7/28/2023	11/18/2026	115	115	115	0.00%
Nelson Name Plate Company	First lien senior secured term loan	S +	5.75%	10.09%	7/28/2023	11/18/2026	3,395	3,393	3,393	0.12%
								43,121	43,248	1.54%
Electric utilities
T&D AcquisitionCo, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.82%	6/12/2026	6/12/2032	6,042	715	728	0.03%
T&D AcquisitionCo, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.90%	6/12/2026	6/12/2032	1,813	(21)	(18)	0.00%
T&D AcquisitionCo, LLC	First lien senior secured term loan	S +	5.00%	8.90%	6/12/2026	6/12/2032	10,175	10,052	10,074	0.36%
								10,746	10,784	0.39%
Energy equipment and services
Nexus Integrity Management, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.90%	7/16/2026	7/16/2032	5,598	(34)	(34)	0.00%
Nexus Integrity Management, LLC	First lien senior secured revolving loan	S +	5.00%	8.90%	7/16/2026	7/16/2032	2,914	985	984	0.04%
Nexus Integrity Management, LLC	First lien senior secured term loan	S +	5.00%	8.90%	7/16/2026	7/16/2032	11,196	11,059	11,059	0.40%
								12,010	12,009	0.44%
Food and staples retailing
Ever Fresh Fruit Company, LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.50%	6/5/2024	11/17/2028	$1,341	$1,328	$1,329	0.05%
Ever Fresh Fruit Company, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.50%	11/17/2023	11/17/2028	1,380	(15)	(12)	0.00%
Ever Fresh Fruit Company, LLC	First lien senior secured term loan	S +	6.50%	10.50%	11/17/2023	11/17/2028	7,160	7,069	7,096	0.25%
Mad Rose Company, LLC	First lien senior secured term loan	S +	6.25%	10.28%	7/28/2023	11/7/2026	2,846	2,844	2,843	0.10%
NSI Blocker, Inc. (11)	First lien senior secured revolving loan	S +	5.25%	9.10%	7/2/2026	7/2/2032	2,914	811	810	0.03%
NSI Blocker, Inc.	First lien senior secured term loan	S +	5.25%	9.10%	7/2/2026	7/2/2032	20,940	20,687	20,686	0.74%
Premier Produce One, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.30%	3/21/2025	3/21/2030	4,240	4,185	4,226	0.15%
Premier Produce One, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.30%	11/24/2025	9/21/2030	10,460	(53)	(34)	0.00%
Premier Produce One, LLC	First lien senior secured term loan	S +	5.25%	9.30%	3/21/2025	9/21/2030	5,611	5,536	5,559	0.20%
Premier Produce One, LLC	First lien senior secured term loan	S +	5.25%	9.30%	11/24/2025	9/21/2030	13,611	13,470	13,487	0.48%
Qin's Buffalo, LLC	First lien senior secured delayed draw term loan	S +	2.00% + 4.00% PIK	9.82%	7/28/2023	5/5/2027	74	74	71	0.00%
Qin's Buffalo, LLC	First lien senior secured delayed draw term loan	S +	2.00% + 4.00% PIK	9.82%	5/24/2024	5/5/2027	5,544	5,526	5,334	0.19%
Qin's Buffalo, LLC	First lien senior secured revolving loan	S +	2.00% + 4.00% PIK	9.82%	7/28/2023	5/5/2028	38	38	37	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Qin's Buffalo, LLC	First lien senior secured term loan	S +	2.00% + 4.00% PIK	9.82%	7/28/2023	5/5/2028	523	521	503	0.02%
SCP Beverage Buyer, LLC	First lien senior secured revolving loan	S +	6.00%	10.08%	7/28/2023	5/24/2028	38	37	37	0.00%
SCP Beverage Buyer, LLC	First lien senior secured term loan	S +	6.00%	10.08%	7/28/2023	5/24/2028	8,180	8,168	8,138	0.29%
TruSource Foods LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.07%	8/1/2025	8/1/2031	3,309	3,265	3,269	0.12%
TruSource Foods LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.07%	12/5/2025	8/1/2031	2,510	(32)	(30)	0.00%
TruSource Foods LLC	First lien senior secured term loan	S +	5.00%	9.07%	8/1/2025	8/1/2031	9,530	9,401	9,414	0.34%
Universal Pure, LLC	First lien senior secured delayed draw term loan	S +	4.25% + 2.00% PIK	10.47%	10/31/2022	10/31/2028	370	365	364	0.01%
Universal Pure, LLC (12)	First lien senior secured revolving loan	S +	4.25%	8.46%	10/31/2022	10/31/2028	7,334	7,016	7,049	0.25%
Universal Pure, LLC	First lien senior secured term loan	S +	4.25% + 2.00% PIK	10.47%	10/31/2022	10/31/2028	17,764	17,463	17,465	0.63%
Universal Pure, LLC	First lien senior secured term loan	S +	4.25% + 2.00% PIK	10.47%	4/3/2026	10/31/2028	644	629	633	0.02%
								108,333	108,274	3.87%
Food products
BPCP WLF Intermedco LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.48%	12/20/2024	8/19/2028	$7,588	$7,538	$7,543	0.27%
BPCP WLF Intermedco LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.40%	8/19/2022	8/19/2028	5,783	5,721	5,749	0.21%
BPCP WLF Intermedco LLC	First lien senior secured term loan	S +	6.00%	10.51%	8/19/2022	8/19/2028	23,945	23,686	23,803	0.85%
Icelandirect, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.06%	12/31/2025	7/31/2029	2,849	2,111	2,116	0.08%
Icelandirect, LLC	First lien senior secured term loan	S +	5.25%	9.32%	12/31/2025	7/31/2029	1,919	1,904	1,906	0.07%
Starwest Botanicals Acquisition, LLC	First lien senior secured revolving loan	S +	5.25%	9.27%	7/28/2023	4/30/2028	174	171	100	0.00%
Starwest Botanicals Acquisition, LLC	First lien senior secured term loan	S +	5.25%	9.27%	7/28/2023	4/30/2028	777	761	447	0.02%
Sun Orchard, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.32%	8/2/2024	7/8/2028	6,047	5,987	6,008	0.22%
Sun Orchard, LLC	First lien senior secured term loan	S +	5.50%	9.32%	7/8/2022	1/8/2029	34,272	33,897	34,050	1.22%
Treat Planet Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.07%	1/11/2023	1/11/2028	8,209	8,125	8,178	0.29%
Treat Planet Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.07%	3/7/2025	1/11/2028	5,458	5,431	5,437	0.19%
Westminster Cracker Company, Inc	First lien senior secured revolving loan	S +	6.25%	10.16%	8/30/2023	3/31/2027	460	382	382	0.01%
Westminster Cracker Company, Inc	First lien senior secured term loan	S +	6.25%	10.16%	8/30/2023	3/31/2027	9,440	9,383	9,382	0.34%
								105,097	105,101	3.77%
Gas utilities
Hydromax USA, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.91%	7/28/2023	12/30/2027	$108	$107	$107	0.00%
Hydromax USA, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.92%	6/3/2025	6/3/2027	1,293	1,289	1,289	0.05%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Hydromax USA, LLC	First lien senior secured term loan	S +	5.00%	8.91%	7/28/2023	12/30/2027	1,170	1,155	1,167	0.04%
								2,551	2,563	0.09%
Health care equipment and supplies
3BC Matrix Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.40%	5/13/2025	5/13/2030	$4,730	$4,656	$4,662	0.17%
626 Holdings Equity LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.83%	7/28/2023	2/14/2028	218	216	216	0.01%
626 Holdings Equity LLC	First lien senior secured revolving loan	S +	5.75%	10.05%	7/28/2023	2/14/2028	75	74	74	0.00%
626 Holdings Equity LLC	First lien senior secured term loan	S +	5.75%	9.83%	7/28/2023	2/14/2028	850	844	843	0.03%
AHP Caliber Purchaser, Inc	First lien senior secured term loan	S +	4.75%	8.82%	4/8/2026	4/8/2032	6,057	5,986	5,998	0.21%
Alcresta Buyer, Inc	First lien senior secured delayed draw term loan	S +	5.50%	9.26%	12/4/2025	3/12/2031	36,244	13,532	13,591	0.49%
Alcresta Buyer, Inc	First lien senior secured term loan	S +	5.50%	9.26%	3/12/2024	3/12/2031	27,856	27,512	27,677	0.99%
Asurgence Medical Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	9.61%	9/14/2026	9/14/2031	5,824	(85)	(87)	0.00%
Asurgence Medical Acquisition, LLC	First lien senior secured revolving loan	S +	5.75%	9.82%	9/14/2026	9/14/2031	1,527	69	69	0.00%
Asurgence Medical Acquisition, LLC	First lien senior secured term loan	S +	5.75%	9.61%	9/14/2026	9/14/2031	5,824	5,737	5,737	0.21%
EMSAR Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.50% PIK	10.84%	7/28/2023	9/30/2027	243	240	223	0.01%
EMSAR Acquisition LLC	First lien senior secured revolving loan	S +	6.50% PIK	11.40%	7/28/2023	9/30/2027	149	123	113	0.00%
EMSAR Acquisition LLC	First lien senior secured term loan	S +	6.50% PIK	10.84%	7/28/2023	9/30/2027	1,177	1,159	1,083	0.04%
EMSAR Acquisition LLC	First lien senior secured term loan	20.00% PIK		20.00%	3/4/2026	9/30/2027	181	180	167	0.01%
Medical Technology Associates, LLC	First lien senior secured term loan	S +	6.25%	10.32%	7/25/2022	7/25/2028	38,031	37,696	37,815	1.35%
Nasco Healthcare Inc.	First lien senior secured term loan	S +	5.75%	9.57%	12/13/2024	6/30/2028	11,586	11,524	11,534	0.41%
NWI Merger Sub, Inc	First lien senior secured delayed draw term loan	S +	5.00%	9.07%	12/4/2024	12/4/2029	6,435	1,205	1,209	0.04%
NWI Merger Sub, Inc	First lien senior secured term loan	S +	5.00%	9.07%	12/4/2024	12/4/2029	16,657	16,450	16,461	0.59%
SCA Buyer, LLC	First lien senior secured delayed draw term loan	S +	8.50%	12.58%	7/28/2023	1/20/2027	274	273	251	0.01%
SCA Buyer, LLC	First lien senior secured revolving loan	S +	8.50%	12.53%	7/28/2023	1/20/2027	134	133	122	0.00%
SCA Buyer, LLC	First lien senior secured term loan	S +	8.50%	12.58%	7/28/2023	1/20/2027	2,800	2,787	2,565	0.09%
SCA Buyer, LLC	First lien senior secured term loan	S +	8.50%	12.58%	12/16/2024	1/20/2027	735	731	672	0.02%
Spectrum Solutions, LLC (8)	First lien senior secured delayed draw term loan	S +	6.25%	10.59%	7/28/2023	12/31/2026	151	120	—	—%
Spectrum Solutions, LLC (8)	First lien senior secured delayed draw term loan	18.00% PIK		18.00%	5/3/2024	12/31/2026	307	258	257	0.01%
Spectrum Solutions, LLC (8)	First lien senior secured delayed draw term loan	18.00% PIK		18.00%	4/10/2025	12/31/2026	196	163	196	0.01%
Spectrum Solutions, LLC	First lien senior secured revolving loan	P +	5.25%	12.25%	8/14/2026	12/31/2026	28	20	20	—%
Spectrum Solutions, LLC (8)	First lien senior secured revolving loan	S +	6.25%	10.95%	7/28/2023	12/31/2026	326	283	—	0.00%
Spectrum Solutions, LLC (8)	First lien senior secured term loan	S +	6.25%	10.59%	7/28/2023	12/31/2026	695	579	1	0.00%
Surplus Solutions, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.07%	9/30/2024	11/30/2028	4,620	4,576	4,590	0.16%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Surplus Solutions, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.96%	8/10/2026	11/30/2028	2,958	(18)	(19)	—%
Surplus Solutions, LLC	First lien senior secured revolving loan	S +	5.00%	9.07%	6/4/2026	11/30/2028	463	55	55	—%
Surplus Solutions, LLC	First lien senior secured term loan	S +	5.00%	8.96%	11/30/2022	11/30/2028	25,370	25,116	25,205	0.90%
								162,194	161,300	5.76%
Health care providers and services
ACS Midco LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.82%	6/22/2026	6/22/2031	$6,058	$(32)	$(19)	0.00%
ACS Midco LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.82%	6/22/2026	6/22/2031	2,361	(25)	(21)	0.00%
ACS Midco LLC	First lien senior secured term loan	S +	4.75%	8.82%	6/22/2026	6/22/2031	7,554	7,470	7,488	0.27%
ADVI Health, LLC	First lien senior secured term loan	S +	5.50%	9.57%	5/28/2026	11/29/2027	15,255	15,206	15,236	0.55%
Advocate RCM Acquisition Corp (6)	First lien senior secured revolving loan	S +	6.50%	10.67%	12/22/2023	12/22/2026	2,902	(3)	(4)	0.00%
Advocate RCM Acquisition Corp	First lien senior secured term loan	S +	6.50%	10.67%	12/22/2023	12/22/2026	18,226	18,192	18,190	0.65%
Agility Intermediate, Inc	First lien senior secured delayed draw term loan	S +	7.00% PIK	11.34%	7/28/2023	4/15/2027	116	116	111	0.00%
Agility Intermediate, Inc	First lien senior secured revolving loan	S +	7.00% PIK	11.34%	7/28/2023	4/15/2027	143	54	49	0.00%
Agility Intermediate, Inc	First lien senior secured term loan	S +	7.00% PIK	11.34%	7/28/2023	4/15/2027	166	165	159	0.01%
Aligned Dental Management Services, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.27%	2/7/2025	2/7/2030	4,951	4,887	4,890	0.18%
Aligned Dental Management Services, LLC	First lien senior secured term loan	S +	5.25%	9.27%	2/7/2025	2/7/2030	7,832	7,719	7,729	0.29%
AMCP SAMGI Intermediate, Inc (6)	First lien senior secured delayed draw term loan	S +	4.50%	8.57%	12/12/2025	12/12/2031	12,910	(69)	(43)	0.00%
AMCP SAMGI Intermediate, Inc	First lien senior secured term loan	S +	4.50%	8.57%	12/12/2025	12/12/2031	25,542	25,251	25,302	0.91%
AMCP Treatment Intermediate, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.07%	8/29/2025	8/29/2031	6,608	(53)	(42)	0.00%
AMCP Treatment Intermediate, LLC	First lien senior secured term loan	S +	5.00%	9.07%	8/29/2025	8/29/2031	17,662	17,359	17,390	0.62%
American Family Care, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.65%	9/10/2025	2/28/2029	7,322	4,478	4,462	0.16%
American Family Care, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.68%	2/29/2024	2/28/2029	3,376	3,335	3,356	0.12%
American Family Care, LLC	First lien senior secured term loan	S +	4.75%	8.82%	2/29/2024	2/28/2029	22,956	22,719	22,818	0.82%
American Infusion Partners, LLC (6)	First lien senior secured revolving loan	S +	5.75%	9.56%	8/3/2026	8/3/2029	1,254	(17)	(18)	0.00%
American Infusion Partners, LLC	First lien senior secured term loan	S +	5.75%	9.56%	8/3/2026	8/3/2029	5,926	5,841	5,837	0.21%
ARC Health OPCO, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.81%	10/10/2025	10/10/2030	13,681	4,003	4,022	0.14%
ARC Health OPCO, LLC	First lien senior secured term loan	S +	5.00%	8.82%	10/10/2025	10/10/2030	9,324	9,227	9,242	0.33%
ASC Ortho Management Company, LLC (8)	First lien senior secured delayed draw term loan	S +	9.00%	13.34%	7/28/2023	12/31/2026	327	303	21	0.00%
ASC Ortho Management Company, LLC (8)	First lien senior secured revolving loan	S +	9.00%	13.34%	7/28/2023	12/31/2026	38	35	2	0.00%
ASC Ortho Management Company, LLC (8)	First lien senior secured term loan	S +	9.00%	13.34%	7/28/2023	12/31/2026	517	480	33	0.00%
Ascend Plastic Surgery Partners MSO LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.82%	5/3/2024	5/3/2029	4,936	4,876	4,873	0.17%
Ascend Plastic Surgery Partners MSO LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.07%	5/3/2024	5/3/2029	4,197	(50)	(49)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
Ascend Plastic Surgery Partners MSO LLC	First lien senior secured term loan	S +	5.00%	9.07%	5/3/2024	5/3/2029	6,739		6,648	6,654	0.24%
ASP Global Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.32%	7/31/2024	7/31/2029	13,462		13,309	13,316	0.48%
ASP Global Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.32%	7/31/2024	7/31/2029	6,555		(74)	(71)	0.00%
ASP Global Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.32%	7/31/2024	7/31/2029	40,250		39,755	39,799	1.43%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.57%	7/28/2023	12/14/2026	806		806	806	0.03%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.57%	6/27/2025	12/14/2026	10,281		10,274	10,279	0.37%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.41%	9/12/2025	12/14/2026	13,652		3,115	3,117	0.11%
Beacon Oral Specialists Management LLC	First lien senior secured term loan	S +	5.50%	9.57%	7/28/2023	12/14/2026	887		886	887	0.03%
Beghou Consulting, LLC	First lien senior secured term loan	S +	4.75%	8.82%	5/1/2023	5/1/2028	14,964		14,795	14,799	0.53%
BPCP EE Intermedco LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.47%	4/3/2023	4/3/2028	2,003		1,985	1,985	0.07%
BPCP EE Intermedco LLC	First lien senior secured revolving loan	S +	6.25%	10.16%	4/3/2023	4/3/2028	2,244		942	942	0.03%
BPCP EE Intermedco LLC	First lien senior secured term loan	S +	6.25%	10.47%	4/3/2023	4/3/2028	6,314		6,248	6,250	0.22%
Brightview, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.65%	3/30/2026	12/14/2029	21,109		12,459	12,491	0.45%
Brightview, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.65%	7/30/2026	12/14/2029	4,858		(22)	(21)	0.00%
Brightview, LLC	First lien senior secured term loan	S +	4.75%	8.65%	3/30/2026	12/14/2029	17,351		17,193	17,224	0.62%
Canadian Orthodontic Partners Corp (7)(8)	First lien senior secured delayed draw term loan	T +	9.00%	11.62%	7/28/2023	12/31/2026	C$	29	—	(18)	0.00%
Canadian Orthodontic Partners Corp (7)(8)	First lien senior secured delayed draw term loan	T +	9.00% PIK	11.62%	7/28/2023	12/31/2026	C$	406	256	24	0.00%
Canadian Orthodontic Partners Corp (7)(8)	First lien senior secured revolving loan	T +	9.00%	11.62%	7/28/2023	12/31/2026	C$	264	165	15	0.00%
Canadian Orthodontic Partners Corp (7)(8)	First lien senior secured revolving loan	T +	9.00%	11.62%	3/19/2021	12/31/2026	C$	133	149	8	0.00%
Canadian Orthodontic Partners Corp (8)	First lien senior secured revolving loan	T +	9.00%	13.34%	7/28/2023	12/31/2026	107		86	9	0.00%
Canadian Orthodontic Partners Corp (8)	First lien senior secured revolving loan	T +	9.00% PIK	13.34%	3/19/2021	12/31/2026	59		49	5	0.00%
Canadian Orthodontic Partners Corp (7)(8)	First lien senior secured term loan	T +	9.00%	11.62%	7/28/2023	12/31/2026	C$	334	206	20	0.00%
Captive Radiology Acquisition, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.65%	4/29/2026	4/29/2031	5,552		1,108	1,120	0.04%
Captive Radiology Acquisition, LLC	First lien senior secured term loan	S +	4.75%	8.57%	4/29/2026	4/29/2031	3,223		3,184	3,191	0.11%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S +	5.25%	9.47%	5/16/2025	2/2/2029	3,519		3,490	3,497	0.13%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S +	5.25%	9.47%	8/2/2022	2/2/2029	31,320		30,952	31,121	1.12%
CNS Purchaser, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.57%	12/30/2024	12/30/2029	10,970		10,852	10,865	0.39%
CNS Purchaser, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.57%	1/13/2026	12/30/2029	17,376		(87)	(88)	0.00%
CNS Purchaser, LLC	First lien senior secured term loan	S +	5.50%	9.57%	12/30/2024	12/30/2029	42,003		41,561	41,619	1.49%
Community Care Partners, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.07%	7/31/2026	7/31/2029	3,136		(29)	(30)	0.00%
Community Care Partners, LLC	First lien senior secured term loan	S +	5.25%	9.07%	7/31/2026	7/31/2029	17,734		17,564	17,562	0.63%
DA Acquisition LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.84%	9/11/2026	9/11/2032	5,824		(35)	(36)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
DA Acquisition LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.84%	9/11/2026	9/11/2032	2,443	(30)	(30)	0.00%
DA Acquisition LLC	First lien senior secured term loan	S +	5.00%	8.84%	9/11/2026	9/11/2032	10,192	10,066	10,065	0.36%
DASCO HME, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.32%	6/6/2025	6/6/2030	5,336	1,705	1,710	0.06%
DASCO HME, LLC	First lien senior secured term loan	S +	5.50%	9.40%	6/6/2025	6/6/2030	17,597	17,358	17,382	0.62%
Dermatology Medical Partners OpCo LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.84%	7/28/2023	10/29/2026	63	63	63	0.00%
Dermatology Medical Partners OpCo LLC	First lien senior secured revolving loan	S +	6.50%	10.84%	7/28/2023	10/29/2026	38	29	29	0.00%
Dermatology Medical Partners OpCo LLC	First lien senior secured term loan	S +	6.50%	10.84%	7/28/2023	10/29/2026	252	251	251	0.01%
EH Management Company, LLC	First lien senior secured term loan	S +	4.50%	8.57%	12/30/2025	7/15/2028	23,546	23,446	23,480	0.84%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.57%	4/9/2024	11/2/2027	6,803	6,764	6,768	0.24%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.57%	11/2/2022	11/2/2027	16,370	16,286	16,285	0.58%
Endodontic Practice Partners, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.57%	2/14/2025	11/2/2027	4,130	(19)	(21)	0.00%
Endodontic Practice Partners, LLC	First lien senior secured term loan	S +	5.50%	9.57%	11/2/2022	11/2/2027	14,901	14,805	14,824	0.53%
ExperCare Management, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.32%	4/8/2026	4/8/2031	5,555	(37)	(26)	0.00%
ExperCare Management, LLC	First lien senior secured term loan	S +	5.25%	9.32%	4/8/2026	4/8/2031	5,358	5,284	5,293	0.19%
First Steps Recovery Acquisition, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.59%	11/18/2025	11/18/2030	18,828	819	854	0.03%
First Steps Recovery Acquisition, LLC	First lien senior secured term loan	S +	4.75%	8.82%	11/18/2025	11/18/2030	15,125	14,964	14,991	0.54%
FYZICAL Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	9.40%	6/26/2024	6/26/2028	2,710	1,579	1,579	0.06%
FYZICAL Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.40%	6/26/2024	6/26/2028	18,576	18,393	18,409	0.66%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured term loan	S +	5.50%	9.57%	7/28/2023	6/21/2027	18,672	18,587	18,588	0.67%
Golden Bear PT Partners, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.32%	7/28/2023	10/22/2027	171	170	170	0.01%
Golden Bear PT Partners, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.15%	5/15/2026	10/22/2027	6,114	112	122	0.00%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S +	5.25%	9.32%	7/28/2023	10/22/2027	1,465	1,463	1,461	0.05%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S +	5.25%	9.15%	5/15/2026	10/22/2027	661	658	659	0.02%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.52%	2/27/2026	8/20/2027	10,617	5,864	5,891	0.21%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.52%	7/28/2023	8/27/2027	362	362	361	0.01%
Guardian Dentistry Practice Management, LLC	First lien senior secured term loan	S +	5.50%	9.52%	7/28/2023	8/20/2027	377	376	376	0.01%
H2 Holdco, Inc	First lien senior secured delayed draw term loan	S +	6.00%	10.69%	5/5/2023	5/5/2028	7,091	7,005	7,043	0.25%
H2 Holdco, Inc	First lien senior secured delayed draw term loan	S +	6.00%	10.18%	6/25/2024	5/5/2028	18,756	18,616	18,630	0.67%
H2 Holdco, Inc	First lien senior secured delayed draw term loan	S +	6.00%	10.16%	12/20/2024	5/5/2028	7,559	1,737	1,746	0.06%
H2 Holdco, Inc	First lien senior secured term loan	S +	6.00%	10.69%	5/5/2023	5/5/2028	17,657	17,384	17,538	0.63%
H2 Holdco, Inc	First lien senior secured term loan	S +	6.00%	10.08%	12/20/2024	5/5/2028	891	885	885	0.03%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
IMA Group Management Company, LLC	First lien senior secured delayed draw term loan	S +	6.75%	10.57%	7/28/2023	6/30/2028	10	10	10	0.00%
IMA Group Management Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.75%	10.57%	9/25/2025	6/30/2028	4,088	(21)	(17)	0.00%
IMA Group Management Company, LLC	First lien senior secured revolving loan	S +	6.75%	10.53%	7/28/2023	6/30/2028	35	30	30	0.00%
IMA Group Management Company, LLC	First lien senior secured term loan	S +	6.75%	10.57%	7/28/2023	6/30/2028	1,530	1,516	1,523	0.05%
Innovate 32 Services, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.34%	10/29/2025	10/29/2031	19,724	19,459	19,599	0.70%
Innovate 32 Services, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.26%	6/24/2026	10/29/2031	5,964	952	963	0.03%
Innovate 32 Services, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.32%	6/4/2026	10/29/2031	485	(7)	(7)	0.00%
Innovate 32 Services, LLC	First lien senior secured term loan	S +	5.50%	9.32%	10/29/2025	10/29/2031	6,490	6,401	6,396	0.23%
Innovate 32 Services, LLC	First lien senior secured term loan	S +	5.50%	9.36%	6/24/2026	10/29/2031	1,510	1,488	1,488	0.05%
Inreach Intermediate Holdings II, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.82%	12/11/2025	12/11/2030	5,033	(31)	(22)	0.00%
Inreach Intermediate Holdings II, LLC	First lien senior secured term loan	S +	4.75%	8.82%	12/11/2025	12/11/2030	9,945	9,815	9,828	0.35%
IPC Pain Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.40%	5/19/2022	5/19/2027	9,585	9,571	9,568	0.34%
IPC Pain Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.40%	12/22/2025	5/19/2027	2,589	2,578	2,584	0.09%
IPC Pain Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.40%	5/19/2022	5/19/2027	2,821	2,813	2,816	0.10%
LSOMS Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.07%	4/15/2026	4/15/2032	5,555	(32)	(20)	0.00%
LSOMS Acquisition, LLC	First lien senior secured term loan	S +	5.00%	9.07%	4/15/2026	4/15/2032	2,578	2,548	2,553	0.09%
MedOne LC	First lien senior secured term loan	S +	4.75%	8.82%	4/9/2026	4/9/2032	16,223	16,071	16,109	0.58%
MS Pain, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.57%	12/4/2024	12/4/2029	6,017	4,009	4,013	0.14%
MS Pain, LLC	First lien senior secured revolving loan	S +	5.50%	9.44%	12/4/2024	12/4/2029	861	434	435	0.02%
MS Pain, LLC	First lien senior secured term loan	S +	5.50%	9.57%	12/4/2024	12/4/2029	3,322	3,276	3,279	0.12%
MWEC Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.40%	2/14/2023	2/14/2028	749	744	745	0.03%
MWEC Management, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.40%	7/3/2024	2/14/2028	922	917	918	0.03%
MWEC Management, LLC	First lien senior secured term loan	S +	5.50%	9.40%	2/14/2023	2/14/2028	14,625	14,486	14,557	0.52%
Network Partners Acquisitions, LLC	First lien senior secured term loan	S +	6.00%	10.34%	7/28/2023	12/30/2026	158	158	158	0.01%
New SEES Holdings, LLC	First lien senior secured term loan	S +	2.25% + 5.00% PIK	11.32%	10/31/2025	6/30/2028	6,178	5,133	5,669	0.20%
O2 PT MIDCO, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.25%	7/17/2026	7/17/2031	4,616	(66)	(67)	0.00%
O2 PT MIDCO, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.25%	7/17/2026	7/17/2031	960	(14)	(14)	0.00%
O2 PT MIDCO, LLC	First lien senior secured term loan	S +	5.50%	9.25%	7/17/2026	7/17/2031	4,604	4,536	4,536	0.16%
OneCare LTC, LLC	First lien senior secured term loan	S +	5.50%	9.32%	11/14/2025	11/14/2028	18,133	17,971	17,994	0.64%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
P1 DENTAL MSO, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.29%	1/31/2025	1/31/2030	5,078	3,504	3,508	0.13%
P1 DENTAL MSO, LLC	First lien senior secured term loan	S +	5.25%	9.07%	1/31/2025	1/31/2030	18,876	18,629	18,647	0.67%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.09%	7/28/2023	10/31/2026	653	650	551	0.02%
Peak Dental Services, LLC	First lien senior secured revolving loan	S +	6.75%	10.97%	7/28/2023	10/31/2026	148	145	125	0.00%
Peak Dental Services, LLC	First lien senior secured term loan	S +	6.75%	11.09%	7/28/2023	10/31/2026	715	712	604	0.02%
Peak Investment Holdings, LLC	First lien senior secured revolving loan	S +	7.50% PIK	11.84%	7/28/2023	12/31/2026	381	316	313	0.01%
Peak Investment Holdings, LLC	First lien senior secured term loan	S +	7.50% PIK	11.84%	7/28/2023	12/31/2026	1,448	1,445	1,436	0.05%
Pediatrics Plus Holdings LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.32%	7/10/2026	7/10/2031	7,395	(104)	(106)	0.00%
Pediatrics Plus Holdings LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.32%	7/10/2026	7/10/2031	3,087	(43)	(44)	0.00%
Pediatrics Plus Holdings LLC	First lien senior secured term loan	S +	5.25%	9.32%	7/10/2026	7/10/2031	20,114	19,822	19,821	0.70%
Periscope MAS Buyer, Inc	First lien senior secured term loan	S +	5.25%	9.15%	5/5/2026	5/5/2031	6,502	6,411	6,421	0.23%
PharmaForceIQ INC.	First lien senior secured term loan	S +	5.25%	9.07%	8/2/2024	8/2/2029	14,626	14,461	14,510	0.52%
PRM Management Company, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.38%	7/23/2026	1/25/2029	7,508	(51)	(49)	0.00%
PRM Management Company, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.38%	6/4/2026	1/25/2029	3,293	(22)	(21)	0.00%
PRM Management Company, LLC	First lien senior secured term loan	S +	5.50%	9.38%	1/25/2024	1/25/2029	14,802	14,630	14,706	0.53%
Procure On-Demand, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.07%	9/28/2026	9/28/2031	2,138	(27)	(27)	0.00%
Procure On-Demand, LLC	First lien senior secured term loan	S +	5.00%	9.07%	9/28/2026	9/28/2031	8,736	8,627	8,627	0.31%
Purpose Home Health Acquisition, LLC	First lien senior secured term loan	S +	5.50%	9.57%	4/17/2026	10/17/2029	33,584	33,356	33,422	1.20%
Redwood MSO, LLC	First lien senior secured term loan	S +	5.75%	9.82%	5/18/2026	12/20/2029	3,879	3,842	3,851	0.14%
RQM Buyer, Inc (8)	First lien senior secured delayed draw term loan	S +	7.25% PIK	11.59%	7/28/2023	8/12/2029	97	90	53	0.00%
RQM Buyer, Inc (8)	First lien senior secured revolving loan	S +	7.25% PIK	11.59%	7/28/2023	8/12/2029	146	136	80	0.00%
RQM Buyer, Inc (8)	First lien senior secured term loan	S +	7.25% PIK	11.59%	7/28/2023	8/12/2029	2,009	1,895	1,102	0.04%
Sage Dental Management, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.07%	12/15/2025	12/15/2031	11,174	1,538	1,559	0.06%
Sage Dental Management, LLC	First lien senior secured term loan	S +	5.00%	9.07%	12/15/2025	12/15/2031	57,230	56,585	56,692	2.03%
SCP ENT and Allergy Services, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.34%	7/28/2023	3/25/2027	153	153	153	0.01%
SCP ENT and Allergy Services, LLC	First lien senior secured revolving loan	S +	6.00%	10.34%	7/28/2023	3/25/2027	256	191	191	0.01%
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	S +	6.00%	10.34%	7/16/2025	3/25/2027	915	913	914	0.03%
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	S +	6.00%	10.34%	7/28/2023	3/25/2027	2,677	2,660	2,675	0.10%
SCP OMS Services, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.74%	3/7/2025	3/7/2030	9,928	5,330	5,345	0.19%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
SCP OMS Services, LLC	First lien senior secured term loan	S +	4.75%	8.82%	3/7/2025	3/7/2030	5,611	5,549	5,557	0.20%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.59%	3/16/2026	10/29/2028	10,392	737	767	0.03%
Signature Dental Partners LLC	First lien senior secured term loan	S +	5.25%	9.59%	3/16/2026	10/29/2028	21,034	20,867	20,939	0.75%
Silver Falls MSO, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	9.57%	10/22/2025	12/31/2028	4,305	(27)	(22)	0.00%
Silver Falls MSO, LLC	First lien senior secured term loan	S +	5.75%	9.57%	10/22/2025	12/31/2028	10,433	10,352	10,375	0.37%
SimiTree Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.25% + 1.75% PIK	11.08%	7/28/2023	5/17/2027	883	882	874	0.03%
SimiTree Acquisition, LLC	First lien senior secured revolving loan	S +	7.00%	11.03%	7/28/2023	5/17/2027	178	49	48	0.00%
SimiTree Acquisition, LLC	First lien senior secured term loan	S +	5.25% +1.75% PIK	11.08%	7/28/2023	5/17/2027	1,229	1,225	1,216	0.04%
SIMKO Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.34%	7/28/2023	4/7/2027	178	178	178	0.01%
SIMKO Merger Sub LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.20%	9/19/2023	4/7/2027	6,684	6,662	6,659	0.24%
SIMKO Merger Sub LLC	First lien senior secured term loan	S +	6.00%	10.34%	7/28/2023	4/7/2027	633	630	630	0.02%
Singlepoint Healthcare Opco, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.82%	6/11/2026	6/11/2032	12,556	(88)	(62)	0.00%
Singlepoint Healthcare Opco, LLC	First lien senior secured revolving loan	S +	4.75%	8.82%	6/11/2026	6/11/2032	3,738	944	951	0.03%
Singlepoint Healthcare Opco, LLC	First lien senior secured term loan	S +	4.75%	8.82%	6/11/2026	6/11/2032	17,472	17,221	17,254	0.62%
Solace Healthcare Holdco, Inc	First lien senior secured term loan	S +	4.50%	8.57%	2/2/2026	2/2/2032	14,198	14,040	14,065	0.50%
Somnum Bene LLC	First lien senior secured delayed draw term loan	S +	6.00%	9.82%	7/29/2026	7/29/2031	8,874	8,726	8,724	0.31%
Somnum Bene LLC (6)	First lien senior secured revolving loan	S +	6.00%	9.82%	7/29/2026	7/29/2031	3,087	(51)	(52)	0.00%
Somnum Bene LLC	First lien senior secured term loan	S +	6.00%	9.83%	7/29/2026	7/29/2031	13,311	13,079	13,079	0.47%
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.32%	12/16/2025	12/30/2027	508	52	52	0.00%
Southeast Primary Care Partners, LLC	First lien senior secured term loan	S +	5.25%	9.32%	12/16/2025	12/30/2027	832	827	828	0.03%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.07%	3/4/2026	7/27/2029	4,879	3,638	3,647	0.13%
Southern Orthodontic Partners Management, LLC	First lien senior secured term loan	S +	5.00%	9.07%	3/4/2026	7/27/2029	29,381	29,163	29,211	1.05%
Southern Sports Medicine Partners, LLC	First lien senior secured revolving loan	S +	4.00% + 4.00% PIK	12.08%	7/28/2023	2/23/2027	65	37	35	0.00%
Southern Sports Medicine Partners, LLC	First lien senior secured term loan	S +	4.00% + 4.00% PIK	12.08%	7/28/2023	2/23/2027	777	772	755	0.03%
Spa Medicca, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.34%	8/8/2025	8/8/2030	5,576	279	284	0.01%
Spa Medicca, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.32%	8/8/2025	8/8/2030	1,624	(27)	(26)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Spa Medicca, LLC	First lien senior secured term loan	S +	5.50%	9.32%	8/8/2025	8/8/2030	4,784	4,702	4,709	0.17%
Spear Education Holdings, LLC	First lien senior secured term loan	S +	5.25%	9.47%	6/26/2024	12/15/2028	46,549	46,235	46,292	1.66%
Spectrum Vision Holdings, LLC	First lien senior secured term loan	S +	6.50%	10.58%	5/14/2026	11/17/2026	427	420	427	0.02%
Star Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.40%	12/22/2023	12/22/2028	10,820	10,677	10,713	0.38%
Star Dental Partners LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.40%	11/8/2024	12/22/2028	12,007	9,605	9,609	0.34%
Star Dental Partners LLC	First lien senior secured term loan	S +	5.50%	9.40%	12/22/2023	12/22/2028	14,960	14,757	14,812	0.53%
The Chempetitive Group, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.40%	3/22/2024	3/22/2030	11,972	11,787	11,827	0.42%
The Chempetitive Group, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.40%	7/24/2026	3/22/2030	5,916	(34)	(72)	0.00%
The Chempetitive Group, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.40%	6/4/2026	3/22/2030	772	(9)	(9)	0.00%
The Chempetitive Group, LLC	First lien senior secured term loan	S +	5.50%	9.40%	3/22/2024	3/22/2030	13,430	13,203	13,267	0.48%
The Chempetitive Group, LLC	First lien senior secured term loan	S +	5.50%	9.40%	7/24/2026	3/22/2030	16,121	15,923	15,925	0.57%
Therapy2000 Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.06%	9/12/2025	9/12/2030	5,232	4,054	4,063	0.15%
Therapy2000 Acquisition, LLC	First lien senior secured term loan	S +	5.25%	9.32%	9/12/2025	9/12/2030	15,388	15,211	15,249	0.55%
Transitions Intermediate Holdings, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	8.92%	10/25/2024	10/25/2027	687	(4)	(4)	0.00%
Transitions Intermediate Holdings, LLC	First lien senior secured term loan	S +	5.25%	8.92%	10/25/2024	10/25/2027	10,404	10,331	10,363	0.37%
U.S. BioTek Laboratories, LLC	First lien senior secured term loan	S +	5.50%	9.37%	2/20/2026	2/20/2029	12,283	12,179	12,197	0.44%
US Foot and Ankle Specialists, LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.59%	9/15/2022	9/15/2027	13,787	13,677	13,668	0.49%
US Foot and Ankle Specialists, LLC	First lien senior secured term loan	S +	6.25%	10.59%	9/15/2022	9/15/2027	19,125	18,875	18,878	0.68%
Varsity DuvaSawko Operating Corp	First lien senior secured term loan	S +	5.00%	8.76%	8/27/2025	5/27/2027	44,498	44,423	44,477	1.59%
Varsity Rejuvenate Management, LLC	First lien senior secured delayed draw term loan	S +	6.75%	10.97%	12/29/2023	9/1/2028	3,233	3,197	3,197	0.11%
Varsity Rejuvenate Management, LLC	First lien senior secured term loan	S +	6.75%	10.97%	9/1/2023	9/1/2028	5,853	5,771	5,787	0.21%
VersiCare Management LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.26%	11/25/2024	11/25/2029	4,523	633	636	0.02%
VersiCare Management LLC	First lien senior secured term loan	S +	5.50%	9.57%	11/25/2024	11/25/2029	7,568	7,462	7,472	0.27%
VetEvolve Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.40%	7/8/2025	10/12/2028	16,469	13,945	13,964	0.50%
VetEvolve Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.40%	10/12/2023	10/12/2028	11,439	11,320	11,321	0.41%
VetEvolve Holdings, LLC	First lien senior secured term loan	S +	5.50%	9.32%	10/12/2023	10/12/2028	11,499	11,359	11,436	0.41%
Vital Geriatrics Group Buyer, Inc (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.19%	6/15/2026	8/15/2031	7,428	(43)	(27)	0.00%
Vital Geriatrics Group Buyer, Inc	First lien senior secured term loan	S +	5.25%	9.19%	8/15/2025	8/15/2031	18,830	18,570	18,645	0.67%
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.32%	7/28/2023	10/29/2027	489	487	486	0.02%
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.32%	9/27/2024	10/29/2027	24,040	23,923	23,933	0.86%
Western Veterinary Partners LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.30%	11/14/2025	10/29/2027	6,385	5,527	5,531	0.20%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Western Veterinary Partners LLC	First lien senior secured term loan	S +	5.25%	9.32%	7/28/2023	10/29/2027	9,229	9,177	9,188	0.33%
								1,407,797	1,408,340	50.49%
Health care technology
AHR Intermediate, Inc	First lien senior secured delayed draw term loan	S +	6.00%	10.07%	12/16/2024	7/29/2027	$7,886	$757	$765	0.03%
AHR Intermediate, Inc	First lien senior secured delayed draw term loan	S +	6.00%	10.07%	7/29/2022	7/29/2027	5,150	5,138	5,141	0.18%
AHR Intermediate, Inc (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.07%	5/19/2025	7/29/2027	871	(2)	(2)	0.00%
AHR Intermediate, Inc	First lien senior secured term loan	S +	6.00%	10.07%	7/29/2022	7/29/2027	31,449	31,365	31,392	1.12%
Assembly Holdco, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.57%	3/26/2026	3/26/2032	5,555	(31)	(20)	0.00%
Assembly Holdco, LLC	First lien senior secured term loan	S +	5.50%	9.57%	3/26/2026	3/26/2032	4,929	4,870	4,880	0.17%
CompleteBI, Inc (6)	First lien senior secured revolving loan	S +	5.75%	9.49%	8/24/2026	8/24/2032	1,222	(18)	(18)	0.00%
CompleteBI, Inc	First lien senior secured term loan	S +	5.75%	9.49%	8/24/2026	8/24/2032	8,736	8,605	8,605	0.31%
ELMC RX Solutions, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.57%	10/1/2025	10/1/2030	4,305	(61)	(55)	0.00%
ELMC RX Solutions, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.57%	10/1/2025	10/1/2030	914	(13)	(12)	0.00%
ELMC RX Solutions, LLC	First lien senior secured term loan	S +	5.50%	9.57%	10/1/2025	10/1/2030	3,557	3,505	3,510	0.13%
Gifthealth, Inc.	First lien senior secured delayed draw term loan	S +	5.50%	9.26%	7/29/2025	7/29/2028	7,974	7,918	7,954	0.29%
Gifthealth, Inc.	First lien senior secured term loan	S +	5.50%	9.27%	7/29/2025	7/29/2028	77,741	77,382	77,558	2.78%
Millennia Patient Services, LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	10.57%	9/3/2026	6/8/2028	2,222	(10)	(11)	0.00%
Millennia Patient Services, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.57%	9/3/2026	6/8/2028	134	(1)	(1)	0.00%
Millennia Patient Services, LLC	First lien senior secured term loan	S +	6.50%	10.57%	9/3/2026	6/8/2028	4,767	4,745	4,743	0.17%
Relevate New Buyer, Inc (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.51%	8/5/2026	8/5/2032	14,114	(68)	(69)	0.00%
Relevate New Buyer, Inc (6)	First lien senior secured revolving loan	S +	4.75%	8.51%	8/5/2026	8/5/2032	7,397	(72)	(72)	0.00%
Relevate New Buyer, Inc	First lien senior secured term loan	S +	4.75%	8.51%	8/5/2026	8/5/2032	28,229	27,952	27,946	1.00%
								171,961	172,234	6.18%
Household durables
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.57%	9/26/2022	9/26/2027	$2,924	$2,908	$2,919	0.10%
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.57%	9/30/2025	9/26/2027	8,752	4,777	4,782	0.17%
CPS Power Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.57%	10/20/2023	9/26/2027	2,274	2,276	2,270	0.08%
CPS Power Buyer, LLC (13)	First lien senior secured revolving loan	S +	5.50%	9.57%	9/26/2022	9/26/2027	4,406	2,798	2,812	0.10%
CPS Power Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.57%	9/26/2022	9/26/2027	19,514	19,389	19,479	0.70%
Kravet Design LLC	First lien senior secured term loan	S +	5.00%	9.07%	11/26/2024	11/26/2030	17,582	17,388	17,415	0.62%
Kwalu, LLC	First lien senior secured revolving loan	S +	5.75%	10.01%	9/23/2022	9/23/2027	5,061	645	650	0.02%
Kwalu, LLC	First lien senior secured term loan	S +	5.75%	10.09%	9/23/2022	9/23/2027	29,728	29,514	29,581	1.06%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	4.00% + 2.50% PIK	10.57%	1/23/2023	7/23/2028	5,434	5,356	5,331	0.19%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	4.00% + 2.50% PIK	10.35%	1/12/2024	7/23/2028	1,885	1,861	1,850	0.07%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	4.00% + 2.50% PIK	10.35%	7/29/2024	7/23/2028	5,444	5,379	5,341	0.18%
Renovation Systems, LLC	First lien senior secured delayed draw term loan	S +	4.00% + 2.50% PIK	10.17%	11/27/2024	7/23/2028	3,458	2,093	2,062	0.07%
Renovation Systems, LLC	First lien senior secured revolving loan	S +	4.00% + 2.50% PIK	10.35%	1/23/2023	7/23/2028	2,633	2,595	2,583	0.08%
Renovation Systems, LLC	First lien senior secured revolving loan	S +	4.00% + 2.50% PIK	10.35%	7/31/2026	7/23/2028	11	10	10	0.00%
Renovation Systems, LLC	First lien senior secured term loan	S +	4.00% + 2.50% PIK	10.57%	1/23/2023	7/23/2028	30,943	30,546	30,363	1.09%
Storm Smart Buyer LLC	First lien senior secured term loan	S +	5.25%	9.32%	12/31/2025	10/5/2028	878	872	844	0.03%
Trademark Global, LLC (8)	First lien senior secured revolving loan	S +	8.50% PIK	12.84%	7/30/2021	6/30/2027	48	42	17	0.00%
Trademark Global, LLC (8)	First lien senior secured revolving loan	S +	8.50% PIK	12.81%	7/28/2023	6/30/2027	112	91	31	0.00%
Trademark Global, LLC	First lien senior secured term loan	S +	8.50%	12.84%	6/18/2026	6/30/2027	245	235	242	0.01%
Trademark Global, LLC (8)	First lien senior secured term loan	S +	8.50% PIK	12.84%	7/28/2023	6/30/2027	2,705	2,247	953	0.03%
								131,022	129,535	4.60%
Household products
Bluewater Buyer, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.07%	7/1/2026	7/1/2032	4,295	(51)	(43)	0.00%
Bluewater Buyer, LLC	First lien senior secured revolving loan	S +	5.00%	8.93%	7/1/2026	7/1/2032	2,969	707	713	0.03%
Bluewater Buyer, LLC	First lien senior secured term loan	S +	5.00%	9.07%	7/1/2026	7/1/2032	22,133	21,867	21,911	0.79%
								22,523	22,581	0.82%
Industrial conglomerates
Hultec Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.41%	3/31/2023	3/31/2029	$15,043	$14,806	$15,011	0.54%
								14,806	15,011	0.54%
Insurance
Superior Insurance Partners LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.87%	10/25/2024	10/25/2029	$14,800	$14,608	$14,705	0.53%
Superior Insurance Partners LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.80%	1/6/2026	10/25/2029	30,456	13,718	13,763	0.49%
Superior Insurance Partners LLC	First lien senior secured term loan	S +	5.00%	8.67%	10/25/2024	10/25/2029	9,022	8,892	8,964	0.32%
								37,218	37,432	1.34%
Interactive media and services
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Duggal Acquisition, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.65%	9/30/2024	9/30/2030	$5,197	$5,115	$5,147	0.18%
Duggal Acquisition, LLC	First lien senior secured term loan	S +	4.75%	8.65%	9/30/2024	9/30/2030	20,116	19,829	19,863	0.71%
								24,944	25,010	0.89%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC	First lien senior secured revolving loan	S +	7.00%	11.22%	7/28/2023	5/31/2027	$226	$166	$76	0.00%
Aquatic Sales Solutions, LLC	First lien senior secured term loan	S +	7.00%	11.22%	7/28/2023	5/31/2027	3,379	3,336	2,005	0.07%
DealerOn Holdco, Inc	First lien senior secured term loan	S +	5.75%	9.77%	7/28/2023	11/19/2026	19,553	19,464	19,527	0.70%
								22,966	21,608	0.77%
IT services
Brite Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.82%	1/5/2026	1/5/2032	$6,125	$(33)	$(21)	0.00%
Brite Acquisition, LLC	First lien senior secured term loan	S +	4.75%	8.82%	1/5/2026	1/5/2032	5,915	5,850	5,859	0.21%
BSC Top Shelf Blocker LLC	First lien senior secured term loan	S +	5.50%	9.40%	6/28/2024	6/28/2029	15,688	15,518	15,536	0.56%
Dynamic Campus Acquisition, Inc.	First lien senior secured delayed draw term loan	S +	5.25%	9.32%	2/14/2025	2/14/2031	10,169	10,060	10,072	0.36%
Dynamic Campus Acquisition, Inc. (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.32%	2/18/2026	2/14/2031	9,698	(63)	(91)	0.00%
Dynamic Campus Acquisition, Inc.	First lien senior secured term loan	S +	5.25%	9.32%	2/14/2025	2/14/2031	16,805	16,599	16,634	0.60%
E-Phoenix Acquisition Co. Inc	First lien senior secured term loan	S +	5.25%	9.32%	11/24/2025	6/23/2030	18,326	18,207	18,239	0.65%
Icreon Holdings, LLC	First lien senior secured revolving loan	S +	6.50%	10.84%	10/26/2022	10/26/2028	1,071	883	866	0.03%
Icreon Holdings, LLC	First lien senior secured term loan	S +	6.50%	10.84%	10/26/2022	10/26/2028	11,108	11,004	10,829	0.39%
L1 Digacore Purchaser, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.32%	8/21/2026	8/21/2031	2,314	(34)	(34)	0.00%
L1 Digacore Purchaser, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.32%	8/21/2026	8/21/2031	1,509	(22)	(22)	0.00%
L1 Digacore Purchaser, LLC	First lien senior secured term loan	S +	5.25%	9.32%	8/21/2026	8/21/2031	4,050	3,990	3,989	0.14%
Livefront, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.76%	12/12/2025	12/5/2030	4,188	(52)	(46)	0.00%
Livefront, LLC	First lien senior secured term loan	S +	5.00%	8.76%	12/12/2025	12/12/2030	10,782	10,649	10,663	0.38%
Milestone Technologies, Inc (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.07%	8/22/2025	8/22/2031	2,918	(13)	(10)	0.00%
Milestone Technologies, Inc	First lien senior secured term loan	S +	5.00%	9.07%	8/22/2025	8/22/2031	19,496	19,249	19,285	0.69%
P and R Dental Strategies, LLC	First lien senior secured term loan	S +	5.75%	10.09%	7/28/2023	12/22/2027	610	606	605	0.02%
Palmetto Technology Group, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.90%	1/3/2024	1/3/2029	10,615	10,507	10,545	0.38%
Palmetto Technology Group, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.90%	2/26/2024	1/3/2029	9,282	9,185	9,221	0.33%
Palmetto Technology Group, LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.90%	5/20/2025	1/3/2029	11,262	11,177	11,187	0.40%
Palmetto Technology Group, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.90%	6/1/2026	1/3/2029	7,450	(63)	(50)	0.00%
Palmetto Technology Group, LLC	First lien senior secured term loan	S +	5.00%	8.90%	1/3/2024	1/3/2029	6,197	6,126	6,156	0.22%
								149,330	149,412	5.36%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
Leisure equipment and products
CORE ACQUISITION, LLC	First lien senior secured delayed draw term loan	S +	4.75%	9.01%	7/21/2026	7/21/2032		$10,782	$2,809	$2,823	0.10%
CORE ACQUISITION, LLC	First lien senior secured revolving loan	S +	4.75%	8.82%	7/21/2026	7/21/2032		5,016	1,306	1,306	0.05%
CORE ACQUISITION, LLC	First lien senior secured term loan	S +	4.75%	8.82%	7/21/2026	7/21/2032		27,963	27,688	27,687	0.99%
MacNeill Pride Group Corp	First lien senior secured term loan	S +	6.50%	10.84%	4/21/2026	4/22/2029		13,095	12,922	12,939	0.46%
PHGP MB Purchaser, Inc (14)	First lien senior secured revolving loan	P +	5.50%	12.50%	9/11/2026	9/11/2029		44	11	11	0.00%
PHGP MB Purchaser, Inc	First lien senior secured term loan	S +	6.50%	10.34%	9/11/2026	9/11/2029		741	741	741	0.03%
TruBlue LLC	First lien senior secured term loan	S +	5.25%	9.15%	1/11/2024	1/11/2029		5,082	5,018	5,034	0.18%
									50,495	50,541	1.81%
Life sciences tools and services
Aptitude Health Holdings, LLC	First lien senior secured term loan	S +	4.50%	8.57%	12/10/2025	5/3/2028		$1,064	$1,062	$1,064	0.04%
CR Services Intermediate, LLC	First lien senior secured delayed draw term loan	S +	7.00% PIK	11.34%	7/28/2023	7/28/2028		143	140	137	0.00%
CR Services Intermediate, LLC	First lien senior secured revolving loan	S +	7.00% PIK	11.34%	7/28/2023	7/28/2028		40	9	8	0.00%
CR Services Intermediate, LLC	First lien senior secured term loan	S +	7.00% PIK	11.34%	7/28/2023	7/28/2028		262	255	251	0.01%
CR Services Intermediate, LLC (7)	First lien senior secured term loan	S +	7.00% PIK	11.34%	7/28/2023	7/28/2028	C$	262	255	251	0.01%
ERG Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.01%	2/26/2024	8/31/2027		352	350	344	0.01%
ERG Buyer, LLC	First lien senior secured revolving loan	S +	6.25%	10.01%	2/26/2024	8/31/2027		5,406	5,386	5,285	0.19%
ERG Buyer, LLC	First lien senior secured term loan	S +	6.25%	10.01%	2/26/2024	8/31/2027		36,980	36,790	36,153	1.30%
Health and Wellness Partners LLC	First lien senior secured delayed draw term loan	S +	5.00%	8.76%	3/12/2025	3/12/2030		5,785	4,557	4,560	0.16%
Health and Wellness Partners LLC	First lien senior secured term loan	S +	5.00%	8.76%	3/12/2025	3/12/2030		21,453	21,167	21,208	0.76%
VIT Nyckel Acquisition AB	First lien senior secured term loan	S +	5.00%	9.07%	12/18/2025	12/18/2031		7,956	7,867	7,879	0.28%
									77,838	77,140	2.76%
Machinery
Abrasive Technology Intermediate, LLC	First lien senior secured term loan	S +	5.25%	9.27%	7/28/2023	10/30/2027		$2,188	$2,170	$2,170	0.08%
Baker Manufacturing Company, LLC	First lien senior secured term loan	S +	5.00%	8.90%	11/1/2024	11/1/2028		16,620	16,481	16,502	0.59%
Brown Machine Group Holdings, LLC	First lien senior secured revolving loan	S +	6.25%	10.30%	9/25/2026	10/4/2030		1,312	541	541	0.02%
Brown Machine Group Holdings, LLC	First lien senior secured term loan	S +	6.25%	10.30%	9/25/2026	10/4/2030		7,974	7,874	7,874	0.28%
Double E Company, LLC	First lien senior secured revolving loan	S +	6.75%	10.95%	6/21/2022	6/21/2028		3,110	2,863	2,659	0.10%
Double E Company, LLC	First lien senior secured term loan	S +	4.00% + 2.25% PIK	10.97%	8/11/2025	6/21/2028		797	781	740	0.03%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Double E Company, LLC	First lien senior secured term loan	S +	4.00% + 2.25% PIK	10.97%	6/21/2022	6/21/2028	19,223	19,049	17,842	0.64%
Koma Precision LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.15%	7/16/2026	7/16/2028	4,199	(46)	(48)	0.00%
Koma Precision LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.15%	7/16/2026	7/16/2031	1,457	(17)	(18)	0.00%
Koma Precision LLC	First lien senior secured term loan	S +	5.25%	9.15%	7/16/2026	7/16/2031	11,616	11,474	11,472	0.41%
L&J Holding Company LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.82%	7/29/2024	7/29/2030	9,780	9,637	9,646	0.35%
L&J Holding Company LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.82%	4/1/2026	7/29/2030	7,132	7,106	7,064	0.25%
L&J Holding Company LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.82%	4/1/2026	4/1/2028	9,408	(48)	(40)	0.00%
L&J Holding Company LLC	First lien senior secured term loan	S +	4.75%	8.82%	7/29/2024	7/29/2030	11,551	11,390	11,409	0.41%
Mearthane Products, LLC (6)	First lien senior secured delayed draw term loan	S +	4.75%	8.57%	5/6/2026	5/6/2030	1,651	(14)	(12)	0.00%
Mearthane Products, LLC	First lien senior secured term loan	S +	4.75%	8.57%	5/6/2026	5/6/2030	8,032	7,957	7,973	0.29%
My Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.57%	1/26/2024	1/26/2030	3,092	3,058	3,061	0.11%
My Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.57%	1/26/2024	1/26/2030	7,731	7,635	7,643	0.27%
Nala US Bidco Inc c/o Velcro USA Inc (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.76%	9/1/2026	9/1/2032	3,177	(15)	(16)	0.00%
Nala US Bidco Inc c/o Velcro USA Inc (6)	First lien senior secured revolving loan	S +	5.00%	8.76%	9/1/2026	9/1/2032	3,992	(38)	(39)	0.00%
Nala US Bidco Inc c/o Velcro USA Inc	First lien senior secured term loan	S +	5.00%	8.76%	9/1/2026	9/1/2032	25,414	25,164	25,160	0.90%
Spartaco Buyer, Inc	First lien senior secured term loan	S +	4.75%	8.57%	3/27/2026	3/27/2032	8,352	8,255	8,272	0.30%
SPG Holdco, LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.16%	5/16/2025	12/1/2028	1,767	1,206	1,208	0.04%
SPG Holdco, LLC	First lien senior secured term loan	S +	6.25%	10.47%	12/1/2023	12/1/2028	10,394	10,267	10,308	0.37%
USSC Holding Corp	First lien senior secured delayed draw term loan	S +	5.50%	9.57%	6/21/2024	6/21/2030	9,952	9,821	9,832	0.35%
USSC Holding Corp	First lien senior secured term loan	S +	5.50%	9.57%	6/21/2024	6/21/2030	34,168	33,646	33,757	1.21%
USSC Holding Corp	First lien senior secured term loan	S +	5.50%	9.57%	3/9/2026	6/21/2030	2,396	2,352	2,367	0.08%
								198,549	197,327	7.08%
Media
Ansira Partners II, LLC	First lien senior secured revolving loan	S +	6.00%	9.86%	8/15/2025	8/15/2031	$6,142	$2,076	$2,085	0.07%
Ansira Partners II, LLC	First lien senior secured term loan	S +	6.00%	9.82%	8/15/2025	8/15/2031	45,976	45,418	45,499	1.63%
Barkley, LLC (6)	First lien senior secured revolving loan	S +	6.00%	9.97%	9/29/2023	9/29/2028	2,300	(25)	(23)	0.00%
Barkley, LLC	First lien senior secured term loan	S +	6.00%	9.97%	9/29/2023	9/29/2028	43,565	43,052	43,122	1.55%
Best Version Media Acquisition, LLC	First lien senior secured term loan	S +	4.75%	8.65%	12/31/2024	12/31/2030	25,597	25,238	25,265	0.91%
Creative Outdoor Holding Inc (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.07%	6/26/2025	6/26/2030	8,741	(80)	(69)	0.00%
Creative Outdoor Holding Inc	First lien senior secured term loan	S +	5.00%	9.07%	6/26/2025	6/26/2030	18,127	17,943	17,976	0.64%
Datum Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.32%	10/30/2024	4/30/2030	2,146	(30)	(21)	0.00%
Datum Acquisition, LLC	First lien senior secured term loan	S +	5.25%	9.32%	10/30/2024	4/30/2030	23,830	23,522	23,586	0.85%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	3.75%+ 3.00% PIK	11.09%	7/28/2023	12/9/2026	223	223	220	0.01%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	3.75% + 3.00% PIK	11.09%	12/22/2023	12/9/2026	2,872	2,869	2,832	0.10%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	S +	3.75% + 3.00% PIK	11.09%	8/1/2024	12/9/2026	1,793	1,791	1,768	0.06%
Exclusive Concepts, LLC	First lien senior secured revolving loan	S +	3.75% + 3.00% PIK	11.09%	7/28/2023	12/9/2026	22	12	11	0.00%
Exclusive Concepts, LLC	First lien senior secured term loan	S +	3.75% + 3.00% PIK	11.09%	7/28/2023	12/9/2026	3,534	3,525	3,483	0.12%
GM Services Buyer, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.65%	8/26/2025	8/26/2030	21,423	21,182	21,301	0.76%
GM Services Buyer, LLC	First lien senior secured term loan	S +	4.75%	8.65%	8/26/2025	8/26/2030	5,808	5,739	5,747	0.21%
Infolinks Media Buyco, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.82%	7/28/2023	5/1/2028	2,046	2,036	2,029	0.07%
Infolinks Media Buyco, LLC	First lien senior secured revolving loan	S +	5.75%	9.82%	7/28/2023	5/1/2028	38	26	26	0.00%
Infolinks Media Buyco, LLC	First lien senior secured term loan	S +	5.75%	9.82%	7/28/2023	5/1/2028	19,863	19,691	19,695	0.71%
MediaMint Inc (6)	First lien senior secured revolving loan	S +	4.75%	8.82%	12/15/2025	12/15/2030	2,128	(22)	(19)	0.00%
MediaMint Inc	First lien senior secured term loan	S +	4.75%	8.82%	12/15/2025	12/15/2030	15,275	15,109	15,135	0.54%
Merge USA, Inc	First lien senior secured revolving loan	S +	5.00%	9.07%	2/28/2025	2/28/2030	2,515	975	977	0.04%
Merge USA, Inc	First lien senior secured term loan	S +	5.00%	8.99%	2/28/2025	2/28/2030	18,222	18,004	18,003	0.65%
North & Warren, LLC	First lien senior secured term loan	S +	5.25%	9.32%	1/31/2025	1/31/2030	6,790	6,709	6,740	0.24%
Optimized Marketing Acquisition, LLC	First lien senior secured revolving loan	S +	6.25%	10.59%	8/19/2022	8/19/2027	3,383	2,578	2,513	0.09%
Optimized Marketing Acquisition, LLC	First lien senior secured term loan	S +	6.25%	10.59%	8/19/2022	8/19/2027	24,639	24,490	24,059	0.86%
Outerbox, LLC	First lien senior secured delayed draw term loan	S +	5.25%	9.15%	6/7/2024	6/7/2028	4,048	4,017	4,023	0.14%
Outerbox, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.15%	6/7/2024	6/7/2028	2,280	(18)	(14)	0.00%
Outerbox, LLC	First lien senior secured term loan	S +	5.25%	9.15%	6/7/2024	6/7/2028	24,786	24,594	24,635	0.88%
Peninsula MMGY Corporation	First lien senior secured term loan	S +	5.50%	9.57%	10/26/2023	4/26/2029	9,440	9,298	9,357	0.33%
Peninsula MMGY Corporation	First lien senior secured term loan	S +	5.50%	9.57%	4/4/2025	4/26/2029	12,185	12,064	12,078	0.43%
The Channel Company, LLC	First lien senior secured revolving loan	S +	6.75%	10.98%	7/28/2023	6/30/2030	62	33	24	0.00%
The Channel Company, LLC	First lien senior secured term loan	S +	3.00% + 3.75% PIK	11.09%	7/28/2023	6/30/2030	2,494	2,458	2,119	0.08%
Upswell Group, Inc	First lien senior secured term loan	S +	4.75%	8.82%	3/26/2026	3/26/2032	16,659	16,459	16,493	0.59%
Walker Sands, LLC	First lien senior secured term loan	S +	5.00%	9.03%	10/1/2025	10/1/2030	10,122	9,993	10,009	0.36%
WTWH Buyer, LLC	First lien senior secured term loan	S +	5.50%	9.40%	12/16/2022	6/16/2029	14,096	13,949	13,994	0.50%
								374,898	374,658	13.42%
Multiline retail
HEC Purchaser Corp.	First lien senior secured term loan	S +	5.50%	9.67%	6/17/2024	6/17/2029	$62,033	$61,388	$61,619	2.21%
								61,388	61,619	2.21%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Personal products
Cosmetic Solutions LLC	First lien senior secured term loan	4.00% PIK		4.00%	7/18/2025	10/17/2028	$1,557	$1,483	$648	0.02%
								1,483	648	0.02%
Pharmaceuticals
Formulated Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.09%	7/28/2023	9/22/2029	$365	$362	$319	0.01%
Formulated Buyer, LLC	First lien senior secured revolving loan	S +	6.75%	11.09%	7/28/2023	9/22/2029	200	180	158	0.01%
Formulated Buyer, LLC	First lien senior secured term loan	S +	6.75%	11.09%	7/28/2023	9/22/2029	561	543	491	0.02%
								1,085	968	0.04%
Professional services
Bluebird Parent, INC (6)	First lien senior secured delayed draw term loan	S +	5.00%	9.07%	6/12/2026	6/12/2032	$3,941	$(23)	$(14)	0.00%
Bluebird Parent, INC (6)	First lien senior secured revolving loan	S +	5.00%	9.07%	6/12/2026	6/12/2032	2,088	(24)	(21)	0.00%
Bluebird Parent, INC	First lien senior secured term loan	S +	5.00%	9.07%	6/12/2026	6/12/2032	17,213	17,003	17,041	0.61%
CSL Intermediate Acquisition LLC	First lien senior secured delayed draw term loan	S +	5.50%	9.40%	11/8/2024	11/8/2029	1,675	1,657	1,659	0.06%
CSL Intermediate Acquisition LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.40%	7/8/2025	11/8/2029	3,564	(37)	(36)	0.00%
CSL Intermediate Acquisition LLC	First lien senior secured term loan	S +	5.50%	9.40%	11/8/2024	11/8/2029	9,101	8,997	9,004	0.32%
Helpware, Inc	First lien senior secured term loan	S +	5.50%	9.84%	9/8/2022	1/8/2027	13,984	13,984	13,873	0.50%
Monument Policy Group Holdings (6)	First lien senior secured revolving loan	S +	5.00%	8.90%	6/30/2026	6/30/2032	1,485	(18)	(15)	0.00%
Monument Policy Group Holdings	First lien senior secured term loan	S +	5.00%	8.90%	6/30/2026	6/30/2032	6,997	6,911	6,927	0.25%
Orion Services Group, LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	9.27%	9/22/2026	1/22/2032	12,000	(60)	(60)	0.00%
Orion Services Group, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.27%	9/22/2026	1/22/2032	1,333	(13)	(13)	0.00%
Orion Services Group, LLC	First lien senior secured term loan	S +	5.25%	9.27%	9/22/2026	1/22/2032	6,331	6,268	6,268	0.22%
								54,645	54,613	1.96%
Real estate management and development
BBG, Inc (15)	First lien senior secured revolving loan	S +	6.75%	11.09%	7/28/2023	1/8/2027	$233	$229	$227	0.01%
BBG, Inc	First lien senior secured term loan	S +	6.50% + 0.25% PIK	11.09%	7/28/2023	1/8/2027	1,954	1,937	1,934	0.07%
MetaSource, LLC	First lien senior secured revolving loan	S +	6.75%	10.77%	7/28/2023	5/17/2027	75	28	28	0.00%
MetaSource, LLC	First lien senior secured term loan	S +	6.25% + 0.50% PIK	11.09%	7/28/2023	5/17/2027	2,110	2,064	2,100	0.08%
								4,258	4,289	0.16%
Road and rail
Groome Transportation of Arizona, LLC	First lien senior secured term loan	S +	5.50%	9.57%	5/4/2026	11/15/2028	$1,566	$1,552	$1,555	0.06%
								1,552	1,555	0.06%
Semiconductors and semiconductor equipment
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Altamira Material Solutions, LP	First lien senior secured revolving loan	S +	6.00%	10.22%	7/28/2023	3/2/2028	$45	$18	$18	0.00%
Altamira Material Solutions, LP	First lien senior secured term loan	S +	6.00%	10.22%	7/28/2023	3/2/2028	1,235	1,227	1,225	0.04%
								1,245	1,243	0.04%
Software
Affinitiv Inc	First lien senior secured revolving loan	S +	7.00%	11.34%	7/28/2023	7/26/2027	$186	$49	$49	0.00%
Affinitiv Inc	First lien senior secured term loan	S +	7.00%	11.34%	7/28/2023	7/26/2027	2,159	2,149	2,147	0.08%
DemandTec, LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.76%	8/27/2025	8/27/2031	3,855	(47)	(41)	0.00%
DemandTec, LLC	First lien senior secured revolving loan	S +	5.00%	8.86%	8/27/2025	8/27/2031	1,505	208	210	0.01%
DemandTec, LLC	First lien senior secured term loan	S +	5.00%	8.76%	8/27/2025	8/27/2031	7,633	7,532	7,547	0.27%
Genius Bidco, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.07%	5/1/2024	5/1/2030	4,626	4,559	4,591	0.16%
Genius Bidco, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.07%	5/1/2024	5/1/2030	3,571	(42)	(27)	0.00%
Genius Bidco, LLC	First lien senior secured term loan	S +	5.00%	9.07%	5/1/2024	5/1/2030	12,425	12,257	12,333	0.44%
Genius Bidco, LLC	First lien senior secured term loan	S +	5.00%	9.07%	6/8/2026	5/1/2030	1,692	1,676	1,679	0.06%
GPSTrackit Holdings, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.82%	3/29/2024	3/29/2029	1,933	1,909	1,907	0.07%
GPSTrackit Holdings, LLC	First lien senior secured term loan	S +	5.75%	9.82%	3/29/2024	3/29/2029	31,912	31,475	31,488	1.12%
GS XX Corporation	First lien senior secured term loan	S +	4.75%	8.82%	4/19/2024	4/19/2029	13,516	13,363	13,375	0.48%
Shasta Buyer, LLC	First lien senior secured term loan	S +	4.50%	8.57%	11/12/2024	11/12/2030	18,799	18,593	18,619	0.67%
ShiftKey, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.09%	7/28/2023	6/21/2027	110	—	(3)	0.00%
ShiftKey, LLC	First lien senior secured term loan	S +	5.75% + 0.50% PIK	10.59%	7/28/2023	6/21/2027	3,445	3,435	3,363	0.12%
								97,116	97,237	3.48%
Specialty retail
Dykstras Auto LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.07%	7/28/2023	10/22/2027	$268	$266	$266	0.01%
Dykstras Auto LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.07%	4/14/2025	10/22/2027	5,009	4,975	4,983	0.18%
Dykstras Auto LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.00%	12/23/2025	11/22/2027	20,017	19,904	19,912	0.71%
Dykstras Auto LLC	First lien senior secured term loan	S +	5.00%	9.07%	7/28/2023	10/22/2027	6,048	6,006	6,017	0.22%
Fastlap, LLC	First lien senior secured revolving loan	S +	0.75% + 4.75% PIK	9.32%	6/20/2024	6/20/2029	2,348	929	686	0.02%
Fastlap, LLC	First lien senior secured term loan	S +	0.75% + 4.75% PIK	9.57%	6/20/2024	6/20/2029	10,419	10,192	9,150	0.33%
Good Feet Worldwide, LLC	First lien senior secured term loan	S +	6.00%	10.07%	2/25/2026	2/25/2032	24,861	24,514	24,564	0.88%
Kaizen Auto Care, LLC	First lien senior secured revolving loan	S +	5.00%	5.00%	3/1/2024	12/22/2027	152	152	91	0.00%
Kaizen Auto Care, LLC	First lien senior secured term loan	S +	5.00%	5.00%	7/28/2023	12/22/2027	1,359	1,355	814	0.03%
Kaizen Auto Care, LLC	First lien senior secured term loan	S +	5.00%	5.00%	2/20/2026	12/22/2027	66	65	65	0.00%
Kaizen Auto Care, LLC	First lien senior secured term loan	S +	5.00%	5.00%	6/18/2026	12/22/2027	68	67	67	0.00%
Leonard Group, Inc	First lien senior secured revolving loan	S +	6.75%	10.99%	7/28/2023	2/26/2027	234	233	143	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Leonard Group, Inc	First lien senior secured term loan	S +	6.75%	11.09%	7/28/2023	2/26/2027	1,154	1,150	708	0.03%
								69,808	67,466	2.42%
Textiles, apparel and luxury goods
Lakeshirts LLC (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.90%	12/30/2024	12/20/2030	$7,989	$(28)	$(15)	0.00%
Lakeshirts LLC	First lien senior secured term loan	S +	5.00%	8.90%	12/30/2024	12/30/2030	29,617	29,399	29,446	1.05%
								29,371	29,431	1.05%
Trading companies and distributors
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.00%	9.07%	10/15/2025	4/9/2027	$10,461	$10,461	$10,404	0.37%
AFC-Dell Holding Corp	First lien senior secured delayed draw term loan	S +	5.00%	8.76%	10/15/2025	4/9/2027	6,948	6,946	6,909	0.25%
AFC-Dell Holding Corp	First lien senior secured term loan	S +	5.00%	8.82%	10/15/2025	10/9/2028	12,718	12,709	12,647	0.45%
Ascent Lifting, Inc	First lien senior secured term loan	S +	4.75%	8.75%	4/28/2023	9/9/2028	21,230	21,219	21,136	0.76%
AWI Group, LLC	First lien senior secured delayed draw term loan	S +	5.75%	9.82%	8/1/2024	8/1/2029	4,411	4,352	4,117	0.15%
AWI Group, LLC	First lien senior secured revolving loan	S +	5.75%	9.78%	8/1/2024	8/1/2029	10,420	6,114	5,552	0.20%
AWI Group, LLC	First lien senior secured term loan	S +	5.75%	9.82%	8/1/2024	8/1/2029	56,503	55,632	52,737	1.89%
Banner Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.57%	9/30/2026	5/31/2027	185	—	—	0.00%
Banner Buyer, LLC	First lien senior secured term loan	S +	6.50%	10.57%	9/30/2026	5/31/2027	504	504	504	0.02%
Banner Buyer, LLC	First lien senior secured term loan	S +	5.00%	9.07%	9/30/2026	5/31/2027	588	588	588	0.02%
CAP KSI Holdings LLC	First lien senior secured term loan	S +	5.25% + 0.50% PIK	9.48%	6/28/2024	6/28/2030	60,939	60,250	60,263	2.16%
Eastern Communications Solutions, Inc. (6)	First lien senior secured revolving loan	S +	5.25%	9.32%	12/30/2024	12/30/2030	3,240	(34)	(22)	0.00%
Eastern Communications Solutions, Inc.	First lien senior secured term loan	S +	5.25%	9.32%	12/30/2024	12/30/2030	12,156	12,019	12,073	0.43%
Eastern Communications Solutions, Inc.	First lien senior secured term loan	S +	5.25%	9.32%	11/4/2025	12/30/2030	1,656	1,642	1,645	0.06%
Eastern Communications Solutions, Inc.	First lien senior secured term loan	S +	5.25%	9.32%	9/9/2026	12/30/2030	1,704	1,688	1,693	0.06%
Empire Equipment Company, LLC	First lien senior secured revolving loan	S +	6.25%	10.27%	5/5/2026	7/16/2029	439	436	437	0.02%
Empire Equipment Company, LLC	First lien senior secured term loan	S +	6.25%	10.27%	5/5/2026	7/16/2029	1,592	1,581	1,585	0.06%
Jacent Strategic Merchandising, LLC (6)	First lien senior secured delayed draw term loan	S +	6.50%	10.34%	9/11/2026	5/15/2030	3,850	(57)	(48)	0.00%
Jacent Strategic Merchandising, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.34%	9/11/2026	5/15/2030	3,225	(47)	(40)	0.00%
Jacent Strategic Merchandising, LLC	First lien senior secured term loan	S +	6.50%	10.34%	9/11/2026	5/15/2030	25,872	25,479	25,549	0.92%
Lehman Pipe Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.00%	9.07%	6/13/2025	8/30/2030	5,420	5,143	5,149	0.18%
Lehman Pipe Buyer, LLC	First lien senior secured term loan	S +	5.00%	9.07%	8/30/2024	8/30/2030	37,299	36,766	36,914	1.32%
Rental Equipment Investment Corp	First lien senior secured term loan	S +	5.00%	9.26%	6/26/2026	10/8/2030	6,092	6,033	6,053	0.22%
Rental Equipment Investment Corp	First lien senior secured term loan	S +	5.00%	8.85%	10/8/2025	10/8/2030	40,625	40,216	40,364	1.45%
SupplySide BuyerCo, Inc (6)	First lien senior secured delayed draw term loan	S +	5.00%	8.90%	6/11/2026	6/11/2031	7,553	(104)	(93)	(0.01)%
SupplySide BuyerCo, Inc	First lien senior secured revolving loan	S +	5.00%	8.86%	6/11/2026	6/11/2031	1,209	225	227	0.01%
SupplySide BuyerCo, Inc	First lien senior secured term loan	S +	5.00%	8.90%	6/11/2026	6/11/2031	5,848	5,764	5,775	0.21%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Triad Technologies, LLC	First lien senior secured term loan	S +	5.25%	9.47%	7/28/2023	6/30/2027	1,131	1,126	1,125	0.04%
Value Added Distributors, LLC	First lien senior secured term loan	S +	5.25%	9.10%	12/19/2024	12/19/2029	46,423	45,858	45,874	1.64%
Vintage Parts, Inc	First lien senior secured term loan	S +	5.75%	9.82%	3/28/2025	3/28/2029	16,001	15,858	15,885	0.57%
Wolf Gordon Inc	First lien senior secured term loan	S +	5.25%	9.01%	6/18/2026	5/1/2029	5,088	5,040	5,049	0.18%
Wolf Gordon Inc	First lien senior secured term loan	S +	5.25%	9.01%	5/1/2024	5/1/2029	23,280	22,971	23,106	0.83%
Woodson and Bozeman, LLC	First lien senior secured delayed draw term loan	S +	4.75%	8.51%	10/1/2025	10/1/2031	6,590	897	909	0.03%
Woodson and Bozeman, LLC	First lien senior secured term loan	S +	4.75%	8.82%	10/1/2025	10/1/2031	5,875	5,798	5,810	0.21%
								413,073	409,876	14.70%
Wireless telecommunication services
Smartlink Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.07%	7/1/2026	7/1/2031	$2,506	$(35)	$(31)	0.00%
Smartlink Holdings, LLC	First lien senior secured term loan	S +	6.00%	10.07%	7/1/2026	7/1/2031	32,359	31,893	31,955	1.15%
								31,858	31,924	1.15%
Total non-controlled/non-affiliated senior secured debt								$5,315,199	$5,299,476	189.89%
Non-controlled/non-affiliated sponsor subordinated notes
Personal products
Cosmetic Solutions LLC	Sponsor subordinated note	11.00%		11.00%	7/18/2025	10/17/2028	—	$396	46	0.00%
								396	46	0.00%
Leisure equipment and products
PHGP MB Purchaser, Inc	Sponsor subordinated note		7.00% PIK	10.84%	9/11/2026	9/11/2029	658	$658	127	0.00%
								658	127	0.00%
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note		12.50%	12.50%	7/28/2023	12/17/2026	$22	$20	$20	0.00%
Value Added Distributors, LLC	Sponsor subordinated note		12.50% +7.00%PIK	19.50%	7/2/2026	12/19/2029	$49	$49	$—	0.00%
								69	20	0.00%
Total non-controlled/non-affiliated sponsor subordinated notes								1,123	193	0.00%
Total non-controlled/non-affiliated investments								$5,316,322	$5,299,669	189.89%
Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (16) (17) (18)	Equity - 18.12% membership interest							$93,832	$109,801	3.93%
Twin Brook Segregated Equity Holdings, LLC (16) (17) (18)	Equity - 2.10% membership interest							19	29	0.00%
Total non-controlled/affiliated investments								93,851	109,830	3.93%
Controlled/affiliated investments
Multisector holdings
TB Senior Loan Fund 1, LLC (7) (16) (17) (18)	LLC Interest				5/27/2026			$32,550	$32,506	1.16%
Total controlled/affiliated investments								32,550	32,506	1.16%
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)	Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Total investments							$5,442,723	$5,442,005	195.00%

Cash equivalents
Dreyfus Government Cash Management Money Market Fund - Institutional Shares			4.04%				$7,000	$7,000	0.25%
JPMorgan U.S. Government Money Market Fund - Share Class: Capital			4.12%				1	1	0.00%
Total cash equivalents							7,001	7,001	0.25%
Total investments and cash equivalents							$5,449,724	$5,449,006	195.25%
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
(5)Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“Term SOFR” or “S”), the Canadian Overnight Repo Rate Average (“Term CORRA” or “T”) and/or an alternate base rate (e.g. prime rate (“P”)), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the applicable margin has been provided over Term SOFR based on each respective credit agreement. As of September 30, 2026, the reference rates for the floating rate loans were the Term SOFR of 3.90%, the Prime Rate of 7.00%, and the Term CORRA of 2.31%. In some circumstances, interest may be paid-in-kind (“PIK”) rather than cash, resulting in an increased principal amount.
(6)The negative fair value is a result of the unfunded commitment being valued below par as of September 30, 2026. Refer to Note 8 for further information.
(7)Represents investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2026, non-qualifying assets represented approximately 4.22% of the total assets of the Company.
(8)Indicates Loan was on non-accrual status as of September 30, 2026.
(9)Principal balance includes reserve for letter of credit of $304,425 on which the borrower pays 5.00%.
(10)Principal balance includes reserve for letter of credit of $1,906,208 on which the borrower pays 6.00%.
(11)Principal balance includes reserve for letter of credit of $174,840 on which the borrower pays 5.25%.
(12)Principal balance includes reserve for letter of credit of $116,312 on which the borrower pays 4.25%.
(13)Principal balance includes reserve for letter of credit of $1,409,936 on which the borrower pays 5.50%.
(14)Principal balance includes reserve for letter of credit of $10,500 on which the borrower pays 6.50%.
(15)Principal balance includes reserve for letter of credit of $3,517 on which the borrower pays 6.75%.
(16)As a practical expedient, the Company uses net asset value to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.
(17)Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $142,336 or 5.10% of the Company's net assets.
(18)Non-income producing investment.

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation/ (Depreciation)
Wells Fargo Bank, National Association	CAD 61	USD 85	10/28/2026	$1
Total				$1

Currency Abbreviations:
USD - U.S. Dollar
CAD - Canadian Dollar

The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation/(Depreciation)
Morgan Stanley Capital Services, LLC	Series A, Tranche A Notes	7.6900%	S + 3.5470%	3/19/2027	$90	$(2)	$—	$(2)
Morgan Stanley Capital Services, LLC	Series A, Tranche B Notes	7.7800%	S + 3.8660%	3/19/2029	150	(2,095)	—	(2,095)
MUFG Bank, Ltd.	Series B, Tranche A Notes	6.4200%	S + 3.1224%	10/15/2028	20	(594)	—	(594)
MUFG Bank, Ltd.	Series B, Tranche A Notes	6.4200%	S + 3.1158%	10/15/2028	65	(1,921)	—	(1,921)
Wells Fargo Bank, N.A.	Series B, Tranche C Notes	6.5200%	S + 3.1810%	10/15/2029	100	(4,291)	—	(4,291)
Morgan Stanley Capital Services, LLC	Series B, Tranche C Notes	6.5200%	S + 3.3840%	10/15/2029	50	(2,234)	—	(2,234)
MUFG Bank, Ltd.	Series B, Tranche C Notes	6.5200%	S + 3.2432%	10/15/2029	50	(2,255)	—	(2,255)
MUFG Bank, Ltd.	Series B, Tranche C Notes	6.5200%	S + 3.2659%	10/15/2029	90	(4,116)	—	(4,116)
Regions Bank	Series C, Tranche A Notes	6.0500%	S + 2.5070%	5/30/2028	25	(482)	—	(482)
Regions Bank	Series C, Tranche B Notes	6.4000%	S + 2.8595%	3/30/2030	75	(3,113)	—	(3,113)
Regions Bank	Series D, Tranche A Notes	6.6700%	S + 2.5500%	5/4/2029	50	(1,031)	—	(1,031)
Regions Bank	Series D, Tranche B Notes	7.0300%	S + 2.8000%	12/4/2030	175	(5,634)	—	(5,634)
Total						$(27,768)	$—	$(27,768)
The accompanying notes are an integral part of these consolidated financial statements.

TPG Twin Brook Capital Income Fund
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands)
(Unaudited)

Interest Rate Options
Counterparty	Instrument	Company Receives	Company Sold	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Unrealized Appreciation/(Depreciation)
Wells Fargo Bank, N.A.	Sold SOFR Floor with Annuitized Premium	0.08% Semiannual premium	1.00% 3M SOFR Floor	4/15/2029	$100,000	44	—	44
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annuitized Premium	0.09% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	50,000	31	—	31
MUFG Bank, Ltd.	Sold SOFR Floor with Annuitized Premium	0.06% Quarterly premium	1.00% 3M SOFR Floor	7/15/2028	20,000	4	—	4
MUFG Bank, Ltd.	Sold SOFR Floor with Annuitized Premium	0.09% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	50,000	22	—	22
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annuitized Premium	0.07% Semiannual premium	1.00% 3M SOFR Floor	12/19/2026	90,000	—	—	—
MUFG Bank, Ltd.	Sold SOFR Floor with Annuitized Premium	0.06% Quarterly premium	1.00% 3M SOFR Floor	7/15/2028	65,000	12	—	12
Morgan Stanley Capital Services, LLC	Sold SOFR Floor with Annuitized Premium	0.11% Semiannual premium	1.00% 3M SOFR Floor	9/19/2028	150,000	66	—	66
MUFG Bank, Ltd.	Sold SOFR Floor with Annuitized Premium	0.09% Quarterly premium	1.00% 3M SOFR Floor	4/15/2029	90,000	39	—	39
Total						$218	$—	$218
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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Principles of Consolidation
The Company conducts certain of its activities through its wholly-owned subsidiaries Twin Brook Capital Funding XXXIII, LLC, Twin Brook Equity XXXIII Corp., Twin Brook Capital Funding XXXIII MSPV, LLC, Twin Brook Capital Funding XXXIII ASPV, LLC, Twin Brook Capital Funding XXXIII SMPV, LLC, and Twin Brook CLO 2024-1 LLC. The Company consolidates wholly-owned subsidiaries that are controlled by the Company. All intercompany balances and transactions have been eliminated in consolidation.

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
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s financing facilities and unsecured notes.  Such financing costs are capitalized and amortized over the life of the facility or the notes utilizing the straight-line method.  For the three and nine months ended September 30, 2026, the Company paid approximately $3.8 million and $7.8 million of financing costs. For the three and nine months ended September 30, 2026, the Company amortized approximately $2.0 million and $5.6 million of financing costs which have been included in “Interest” expense on the consolidated statements of operations. For the three and nine months ended September 30, 2025, the Company paid approximately $1.5 million and $2.0 million of financing costs. For the three and nine months ended September 30, 2025, the Company amortized approximately $1.7 million and $5.3 million of financing costs which have been included in “Interest” expense on the consolidated statements of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments. Such fees are deferred when received and recognized as earned over the applicable period.  For the three and nine months ended September 30, 2026, the Company received approximately $1.9 million and $5.2 million of agent fees. During the three and nine months ended September 30, 2026, approximately $1.8 million and $4.8 million of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the three and nine months ended September 30, 2025, the Company received approximately $1.6 million and $3.7 million of agent fees. During the three and nine months ended September 30, 2025, approximately $1.3 million and $3.7 million of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations.
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
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax. For the three and nine months ended September 30, 2026 the Company did not accrue U.S. federal excise tax.
The Company conducts certain of its activities through its wholly-owned subsidiary, Twin Brook Equity XXXIII Corp., a Delaware corporation. It is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the three and nine months ended September 30, 2026, the Company accrued approximately $91,000 and $1.2 million of current federal tax. For the three and nine months ended September 30, 2026,

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

the Company accrued approximately $216,000 and $(78,000) of deferred federal tax related to the corporations, which is included in “deferred federal tax provision” on the consolidated statements of operations. For the three and nine months ended September 30, 2025, the Company accrued $236,000 and $399,000 of current federal tax. For the three and nine months ended September 30, 2025, the Company accrued approximately $247,000 and $1.2 million of deferred federal tax related to Twin Brook Equity XXXIII Corp., which is included in “deferred federal tax provision” on the consolidated statements of operations.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no tax penalties, and no interest associated with income taxes incurred through September 30, 2026.
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the three and nine months ended September 30, 2026, the Company earned approximately $0.9 million and $1.8 million of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations. For the three and nine months ended September 30, 2025, the Company earned approximately $1.6 million and $3.5 million of syndication and other origination fee income, which is included in “Other” income on the consolidated statements of operations.
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

The Company operates through a single operating and reporting segment with an investment objective to seek to generate attractive, consistent total returns, predominantly in the form of current income and, to a lesser extent, capital appreciation, by targeting investment opportunities with favorable risk-adjusted returns. The chief operating decision maker (“CODM”) is the Company’s chief executive officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statement of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

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
Investments at fair value and amortized cost consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$5,315,199	$5,299,476	$4,189,885	$4,173,995
Sponsor subordinated note	1,123	193	413	59
Investment in affiliated funds	93,851	109,830	87,345	103,670
Joint ventures	32,550	32,506	—	—
Total investments	$5,442,723	$5,442,005	$4,277,643	$4,277,724
The industry composition of investments based on fair value as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026(1)	December 31, 2025(1)
Aerospace and defense	1.6%	2.0%
Air freight and logistics	0.4%	0.5%
Auto components	3.0%	2.7%
Building products	0.7%	0.5%
Chemicals	1.8%	2.3%
Commercial services and supplies	3.5%	3.3%
Construction and engineering	3.4%	4.3%
Containers and packaging	2.8%	2.5%
Distributors	—%	—%
Diversified consumer services	6.6%	6.8%
Diversified financial services	0.3%	—%
Electrical equipment	1.8%	1.6%
Electronic equipment, instruments and components	0.8%	1.0%
Electric utilities	0.2%	—%
Energy equipment and services	0.2%	—%
Food and staples retailing	2.0%	2.1%
Food products	1.9%	2.3%
Gas utilities	—%	—%
Health care equipment and supplies	3.1%	2.7%
Health care providers and services	26.1%	25.2%
Health care technology	3.2%	1.1%
Household durables	2.4%	3.5%
Household products	0.4%	—%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2026(1)	December 31, 2025(1)
Industrial Conglomerates	0.3%	0.4%
Insurance	0.7%	0.5%
Interactive Media & Services	0.5%	0.5%
Internet and direct marketing retail	0.4%	0.5%
IT services	2.7%	2.9%
Leisure equipment and products	0.9%	0.2%
Life sciences tools and services	1.4%	1.5%
Machinery	3.6%	3.3%
Media	6.9%	7.8%
Multiline Retail	1.1%	1.3%
Multisector holdings	2.6%	2.4%
Pharmaceuticals	—%	—%
Personal products	—%	—%
Professional services	1.0%	0.9%
Real estate management and development	0.1%	0.1%
Road and rail	—%	—%
Semiconductors and semiconductor equipment	—%	—%
Software	1.8%	2.3%
Specialty retail	1.2%	0.6%
Textiles, apparel and luxury goods	0.5%	0.8%
Trading companies and distributors	7.5%	9.5%
Wireless telecommunication services	0.6%	0.1%
Total	100.0%	100.0%
(1)Certain industries round to less than 0.1% as of September 30, 2026 and December 31, 2025.
As of September 30, 2026, approximately 100.0% of investments held were based in the United States and approximately 0.0% were based in Canada. As of December 31, 2025, approximately 100.0% of investments held were based in the United States and approximately 0.0% were based in Canada.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Note 4.  Fair Value of Investments
Fair Value Disclosures
The following table presents the fair value hierarchy of financial instruments as of September 30, 2026 and December 31, 2025:

	Assets at Fair Value as of September 30, 2026
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$5,299,476	$5,299,476
Sponsor subordinated note	—	—	193	193
Interest rate swaps/options	—	215	—	215
Foreign currency forward contracts	—	4	—	4
Total	$—	$219	$5,299,669	$5,299,888
Investments measured at net asset value(1)				$142,336
Total financial instruments, at fair value				$5,442,224
(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	Liabilities at Fair Value as of September 30, 2026
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest rate swaps/options	$—	$(27,768)	$—	$(27,768)
Total	$—	$(27,768)	$—	$(27,768)

	Assets at Fair Value as of December 31, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$4,173,995	$4,173,995
Sponsor subordinated note	—	—	59	59
Interest rate swaps/options	—	3,552	—	3,552
Total	$—	$3,552	$4,174,054	$4,177,606
Investments measured at net asset value(1)				$103,670
Total financial instruments, at fair value				$4,281,276
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

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and nine months ended September 30, 2026 and 2025:

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

	Level 3 Assets at Fair Value for the Three Months Ended September 30, 2026*
(Amounts in thousands)	Balance 7/1/2026	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2026	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2026
First lien senior secured debt	$4,685,584	$701,396	$(92,953)	$8,194	$21	$(2,766)	$5,299,476	$(4,494)
Sponsor subordinated note	65	707	—	1	—	(580)	193	(580)
Total	$4,685,649	$702,103	$(92,953)	$8,195	$21	$(3,346)	$5,299,669	$(5,074)

	Level 3 Assets at Fair Value for the Nine Months Ended September 30, 2026*
(Amounts in thousands)	Balance 1/1/2026	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2026	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2026
First lien senior secured debt	$4,173,995	$1,654,937	$(554,355)	$25,010	$(278)	$167	$5,299,476	$163
Sponsor subordinated note	59	707	—	3	—	(576)	193	(576)
Total	$4,174,054	$1,655,644	$(554,355)	$25,013	$(278)	$(409)	$5,299,669	$(413)

	Level 3 Assets at Fair Value for the Three Months Ended September 30, 2025*
(Amounts in thousands)	Balance 7/1/2025	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2025	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2025
First lien senior secured debt	$3,512,520	$472,035	$(176,458)	$6,933	$(175)	$(10,855)	$3,804,000	$(13,814)
Sponsor subordinated note	16	399	—	—	—	(397)	18	(397)
Total	$3,512,536	$472,434	$(176,458)	$6,933	$(175)	$(11,252)	$3,804,018	$(14,211)

	Level 3 Assets at Fair Value for the Nine Months Ended September 30, 2025*
(Amounts in thousands)	Balance 1/1/2025	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2025	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2025
First lien senior secured debt	$3,080,554	$1,155,058	$(439,030)	$20,467	$(125)	$(12,924)	$3,804,000	$(11,718)
Sponsor subordinated note	15	399	—	—	—	(396)	18	1
Total	$3,080,569	$1,155,457	$(439,030)	$20,467	$(125)	$(13,320)	$3,804,018	$(11,717)
*Gains and losses are included in their respective captions in the consolidated statements of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.
Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2026 and December 31, 2025. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

value.
-=

Asset Class	Fair Value as of 9/30/26	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
(Amounts in thousands)
First lien senior secured debt	$4,755,888	Discounted cash flow	Yield	6.3% - 376.0%	11.8%	Decrease
	319	Discounted cash flow	Yield	21.8%	21.8%	Decrease
		Market comparable	Forward Revenue multiple	0.4x	0.4x	Increase
	5,728	Discounted cash flow	Yield	64.0%	64.0%	Decrease
		Market comparable	LTM Revenue multiple	0.3x	0.3x	Increase
		Market comparable	Forward Revenue multiple	0.3x	0.3x	Increase
	49,582	Market comparable	Forward EBITDA multiple	0.1x - 9.3x	1.5x	Increase
	8,018	Market comparable	Forward Revenue multiple	0.2x - 9.8x	3.3x	Increase
	2,903	Market comparable	Forward Revenue multiple	0.4x - 0.5x	0.4x	Increase
			Forward EBITDA multiple	5.3x - 8.3x	6.4x	Increase
	648	Market comparable	Forward Revenue multiple	0.8x	0.8x	Increase
			LTM Revenue multiple	0.9x	0.9x	Increase
	2,123	Market comparable	LTM EBITDA multiple	12.0x	12.0x	Increase
	2,685	Market comparable	LTM Revenue multiple	0.2x - 1.2x	0.9x	Increase
Sponsor subordinated note	20	Market comparable	LTM EBITDA multiple	7.6x	7.6	Increase
$4,827,914

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Asset Class	Fair Value as of 12/31/25	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
(Amounts in thousands)
First lien senior secured debt	$3,798,639	Discounted cash flow	Yield	8.5% - 37.2%	9.7%	Decrease
	586	Discounted cash flow	Yield	11.2%	11.2%	Decrease
		Market comparable	Forward Revenue multiple	1.3x	1.3x	Increase
	35,225	Market comparable	Forward EBITDA multiple	7.5x - 9.5x	9.5x	Increase
	1,871	Market comparable	Forward EBITDA multiple	5.5x	5.5x	Increase
			Forward Revenue multiple	0.5x	0.5x	Increase
	5,446	Market comparable	Forward EBITDA multiple	10.0x	10.0x	Increase
			LTM EBITDA multiple	11.0x	11.0x	Increase
	7,663	Market comparable	Forward Revenue multiple	0.3x - 3.3x	0.4x	Increase
	1,924	Market comparable	Forward Revenue multiple	0.6x - 0.9x	0.7x	Increase
			LTM Revenue multiple	0.6x - 0.9x	0.7x	Increase
	2,283	Market comparable	LTM EBITDA multiple	9.0x - 12.0x	11.8x	Increase
	3,748	Market comparable	LTM Revenue multiple	0.3x - 2.3x	1.4x	Increase
	749	Market comparable	LTM Revenue multiple	1.0x	1.0x	Increase
		Discounted cash flow	Yield	16.0%	16.0%	Decrease
Sponsor subordinated note	16	Market comparable	LTM EBITDA multiple	7.6x	7.6x	Increase
$3,858,150
(1)Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
The Company’s other Level 3 investments, which represented $471.755 million as of September 30, 2026 and $315.904 million as of December 31, 2025, have been valued primarily using recent transactions. The significant unobservable input used in the discounted cash flow is the yield. The yield is used to discount the estimated future cash flows expected to be received from the underlying investment. The Company considers the portfolio company performance since close, the leverage used by the portfolio company relative to its total enterprise value and other risks associated with an investment in determining the yield. The significant unobservable inputs used in the market comparable valuation techniques include the next twelve months forward and latest twelve month (“LTM”) EBITDA (net income before net interest expense, income tax expense, depreciation and amortization) multiple. Forward or LTM EBITDA for comparable portfolio companies are multiplied by the portfolio companies most recent available EBITDA to derive the portfolio company fair value. Pricing models take into account the contractual terms of the financial instrument, as well as relevant inputs, including where applicable, equity prices, interest rate yield curves, credit curves, correlation, and the creditworthiness of the counterparty.

Other Assets and Liabilities

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2026 and December 31, 2025, the carrying amounts of the Company’s other assets and liabilities, other than investments at fair value and debt obligations listed in Note 5, approximate fair value due to their short maturities. These financial instruments, would be categorized as Level 3, with the exception of cash equivalents which would be categorized as Level 1.
Note 5.  Debt
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings, subject to certain limitations.
The carrying values of borrowings outstanding under the debt facilities approximate fair value. As of September 30, 2026 and December 31, 2025, the asset coverage ratio was 202.1% and 217.8%, respectively.
For the three and nine months ended September 30, 2026 and 2025 the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Interest expense	$40,850	$33,529	$106,182	$95,489
Amortization of deferred financing costs	2,004	1,711	5,639	5,281
Interest rate swaps	18,058	(1,070)	28,290	(14,766)
Hedged items	(18,365)	769	(29,640)	13,493
Total interest expense	$42,547	$34,939	$110,471	$99,497
Average interest rate	6.13%	6.73%	6.18%	6.76%
Average daily borrowings	$2,535,447	$1,790,090	$2,189,936	$1,735,364
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

On November 17, 2023, the Company, as borrower, entered into a new Senior Secured Revolving Credit Agreement (as amended, supplemented or otherwise modified from time to time, the “SMBC Credit Facility” or formerly known as the “Truist Credit Facility”), with the lenders and issuing banks party thereto and Truist Bank, as administrative agent. On February 19, 2026, the Company entered into an Agency Transfer Agreement with Truist Bank and Sumitomo Mitsui Banking Corporation (“SMBC”), where SMBC replaced Truist as Administrative Agent and Collateral Agent. The SMBC Credit Facility is guaranteed by Twin Brook Capital Funding XXXIII, LLC (the “Guarantor”), a direct and wholly owned subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

acquired by the Company in the future. The termination date of the lenders’ obligation to make loans under the SMBC Credit Facility is September 27, 2030 and the final scheduled maturity date is September 29, 2031. The revolving loans will be subject to an interest rate of, at the Company’s option, adjusted term SOFR plus 1.875% or the alternate base rate plus 0.875%. On September 29, 2026, the maximum commitment amount under the SMBC Credit Facility was increased from $975,000,000 to $1,075,000,000. The SMBC Credit Facility is secured by all assets of the Company and the Guarantor. The Company is subject to meet financial covenants under the SMBC Credit Facility agreement and is in compliance with such covenants as of September 30, 2026.

On September 28, 2026, Twin Brook Capital Funding XXXIII SMPV, LLC, as borrower (the “SMPV Borrower”), an indirect, wholly-owned subsidiary of the Company, entered into a new Credit Agreement (as amended, supplemented or otherwise modified from time to time, the “SMBC CLO Warehouse”). The SMBC CLO Warehouse is secured by the SMPV Borrower’s investments. The obligation of the lenders to make revolving commitments under the SMBC Warehouse Facility will terminate on March 28, 2027 (subject to two, six-month extensions) (the “Reinvestment Period”) with a scheduled final maturity date of September 28, 2029, or earlier upon the closing of a collateralized loan obligation relating to certain of the collateralized loans. The revolving loans are subject to an interest rate of daily simple SOFR plus 1.85% per annum during the reinvestment period and adjusted term SOFR plus 2.35% thereafter.

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

Debt Securitizations

On May 30, 2024, the Company completed a term debt securitization (as amended, supplemented or otherwise modified from time to time, the “CLO Transaction”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by a subsidiary of the Company, which is consolidated by the Company and subject to the Company’s overall asset coverage requirements. The secured notes issued in the CLO Transaction and the secured loan borrowed in the CLO Transaction were issued and incurred, as applicable, by Twin Brook CLO 2024-1 LLC (the “Issuer”), an indirect, wholly-owned, consolidated subsidiary of the Company, and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the Issuer.

The following tables presents information on the secured notes and equity interests in the CLO Transaction as of September 30, 2026 and December 31, 2025. Any changes in principal outstanding and interest are a result of amended or supplements to the indenture agreement.

	As of September 30, 2026
(Amounts in thousands)	Principal Outstanding	Interest Rate	Credit Rating
Class A-1 Senior Secured Floating Rate Notes	$263,320	SOFR + 1.50%	AAA(sf)
Class A-2 Senior Secured Floating Rate Loans	$18,160	SOFR + 1.75%	AAA(sf)
Class B Senior Secured Floating Rate Notes	$27,240	SOFR + 2.05%	AA(sf)
Class C Senior Secured Floating Rate Notes	$36,320	SOFR + 2.50%	A(sf)
Class D Senior Secured Floating Rate Notes[1]	$27,240	SOFR + 3.85%	BBB(sf)
Equity Interests[1]	$76,750	None	Not Rated
Total CLO Transaction	$449,030
(1) Class D Notes and Equity Interests were retained by the Company as of September 30, 2026.

	As of December 31, 2025
(Amounts in thousands)	Principal Outstanding	Interest Rate	Credit Rating
Class A Senior Secured Floating Rate Notes	$161,000	SOFR + 1.90%	AAA(sf)
Class A-L Senior Secured Floating Rate Loans	$100,000	SOFR + 1.90%	AAA(sf)
Class B Senior Secured Floating Rate Notes	$45,000	SOFR + 2.30%	AA(sf)
Class C Senior Secured Floating Rate Notes	$36,000	SOFR + 2.95%	A(sf)
Class D Senior Secured Floating Rate Notes	$27,000	SOFR + 4.95%	BBB(sf)
Equity Interests[1]	$76,750	None	Not Rated
Total CLO Transaction	$445,750	$—	$—

(1) Equity Interests were retained by the Company as of December 31, 2025

The secured notes are scheduled to mature on July 20, 2038, unless redeemed by the Issuer, at the direction of the Adviser, serving as collateral manager, on any business day after July 20, 2038.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

The Class A-1 Notes, Class A-2 Loans, Class B Notes, Class C Notes and Class D Notes (collectively, the “Secured Debt”) are the secured obligations of the Issuer and the Equity Interests are the unsecured obligations of Issuer. The indenture governing the CLO Transaction includes customary covenants and events of default.

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

As of September 30, 2026 and December 31, 2025, the Company did not have borrowings under Short-Term Financing Transactions.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Total debt consisted of the following as of September 30, 2026:

	As of September 30, 2026
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value(2)	Assets Pledged as Collateral(3)	Fair Value	Fair Value Hierarchy
ASPV Credit Facility	$500,000	$344,400	$144,368	$344,400	$748,815	$344,400	Level 3
MSPV Credit Facility	500,000	379,600	120,400	379,600	869,602	379,600	Level 3
SMBC Credit Facility	1,075,000	350,000	581,321	350,000	2,737,532	350,000	Level 3
SMBC CLO Warehouse	500,000	350,000	150,000	350,000	494,427	350,000	Level 3
Series A Tranche A Notes	90,000	90,000	—	89,967	—	90,071	Level 3
Series A Tranche B Notes	150,000	150,000	—	147,433	—	147,889	Level 3
Series B Tranche A Notes	85,000	85,000	—	83,530	—	83,111	Level 3
Series B Tranche B Notes	25,000	25,000	—	25,000	—	25,000	Level 3
Series B Tranche C Notes	290,000	290,000	—	282,176	—	280,711	Level 3
Series C Tranche A Notes	25,000	25,000	—	24,520	—	24,577	Level 3
Series C Tranche B Notes	75,000	75,000	—	71,869	—	72,307	Level 3
Series D Tranche A Notes	50,000	50,000	—	48,975	—	49,255	Level 3
Series D Tranche B Notes	175,000	175,000	—	169,378	—	171,274	Level 3
CLO Transaction	345,040	345,040	—	345,040	449,293	345,040	Level 3
Total	$3,885,040	$2,734,040	$996,089	$2,711,888	$5,299,669	$2,713,234
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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Average debt outstanding and weighted average interest rates of outstanding debt for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)
ASPV Credit Facility	5.55%	$295,522	6.74%	$275,154
MSPV Credit Facility	5.88%	$383,482	6.46%	$365,495
SMBC Credit Facility	5.50%	$522,229	6.84%	$40,441
SMBC CLO Warehouse	5.92%	$11,413	—%	$—
Series A Tranche A Notes(1)	7.69%	$90,000	7.69%	$90,000
Series A Tranche B Notes(1)	7.78%	$150,000	7.78%	$150,000
Series B Tranche A Notes(1)	6.42%	$85,000	6.42%	$85,000
Series B Tranche B Notes	6.98%	$25,000	7.55%	$25,000
Series B Tranche C Notes(1)	6.52%	$290,000	6.52%	$290,000
Series C Tranche A Notes(1)	6.05%	$25,000	6.05%	$25,000
Series C Tranche B Notes(1)	6.40%	$75,000	6.40%	$75,000
Series D Tranche A Notes(1)	6.67%	$50,000	—%	$—
Series D Tranche B Notes(1)	7.03%	$175,000	—%	$—
CLO Transaction	5.74%	$357,801	6.59%	$369,000
Total Weighted Average	6.13%	$2,535,447	6.73%	$1,790,090

(1) The Company has entered into fixed to floating interest rate swaps to more closely align the interest rates of such fixed rate notes with the Company’s investment portfolio, which consists primarily of floating rate loans. See “Note 7. Derivatives” for additional information.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)	Weighted Average Interest Rate	Average Debt Outstanding (in thousands)
ASPV Credit Facility	5.55%	$270,922	6.73%	$289,481
MSPV Credit Facility	5.87%	$394,772	6.47%	$346,156
SMBC Credit Facility	5.52%	$317,093	6.78%	$56,662
SMBC CLO Warehouse	5.92%	$3,846	—%	$—
Series A Tranche A Notes	7.69%	$90,000	7.69%	$90,000
Series A Tranche B Notes	7.78%	$150,000	7.78%	$150,000
Series B Tranche A Notes	6.42%	$85,000	6.42%	$85,000
Series B Tranche B Notes	6.95%	$25,000	7.55%	$25,000
Series B Tranche C Notes	6.52%	$290,000	6.52%	$290,000
Series C Tranche A Notes	6.05%	$25,000	6.05%	$8,516
Series C Tranche B Notes	6.40%	$75,000	6.40%	$25,549
Series D Tranche A Notes	6.67%	$21,795	—%	$—
Series D Tranche B Notes	7.03%	$76,282	—%	$—
CLO Transaction	5.89%	$365,226	6.64%	$369,000
Total Weighted Average	6.18%	$2,189,936	6.76%	$1,735,364
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
For the three and nine months ended September 30, 2026, the Administrator charged approximately $277,000 and $1.2 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

three and nine months ended September 30, 2025, the Administrator charged approximately $248,000 and $1.1 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

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
As of September 30, 2026 and December 31, 2025, the Company has approximately $3.7 million and $4.0 million, respectively, payable to the Adviser for offering and operating costs, which is included in “accrued expenses and other liabilities payable to affiliate” and “due to affiliate” on the statements of assets and liabilities.
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
For the three and nine months ended September 30, 2026, the Company accrued approximately $8.7 million and $24.2 million of base management fees payable to the Adviser. For the three and nine months ended September 30, 2025, the Company accrued approximately $6.3 million and $16.8 million of base management fees payable to the Adviser. As of September 30, 2026 and December 31, 2025, base management fees payable by the Company to the Adviser were approximately $8.7 million and $6.9 million, respectively.
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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

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
For the three and nine months ended September 30, 2026, the Company accrued approximately $9.8 million and $26.6 million of income incentive fees. For the three and nine months ended September 30, 2025, the Company accrued approximately $7.4 million and $20.2 million of income incentive fees. As of September 30, 2026 and December 31, 2025, the Company had approximately $9.8 million and $7.8 million, respectively, of income incentive fees payable.
As of September 30, 2026, the Company had approximately $0.2 million of accrued capital gains incentive fees, of which none were paid or payable to the Adviser. As of December 31, 2025, the Company had no accrued capital gains incentive fees, of which none were paid or payable to the Adviser, representing no change in accrued capital gains incentive fees.

Shareholder Servicing and/or Distribution Fees — Class S and Class D
On March 1, 2023, the Company entered into an Intermediary Manager Agreement with Foreside Financial Services, LLC, as its “Intermediary Manager” and principal underwriter in connection with the offering of the shares of the Company.
The Intermediary Manager is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority (“FINRA”).

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

For the three and nine months ended September 30, 2026, the Company accrued approximately $677,000 and $1,935,000 of Class S shareholder servicing and distribution fees. For the three and nine months ended September 30, 2026, the Company accrued approximately $2,000 and $6,000 of Class D shareholder servicing and distribution fees. For the three and nine months ended September 30, 2025, the Company accrued approximately $470,000 and $1,101,000 of Class S shareholder servicing and distribution fees, of which $138,000 and $324,000, respectively, of servicing fees were waived as they were borne by the Adviser.

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

For the three and nine months ended September 30, 2026 and 2025, no such Expense Payments were made by the Adviser.
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

In addition, the Company has made investments in joint ventures that have been considered controlled/affiliated companies, including the TCAP JV. From time to time, the Company may purchase investments from or sell investments to the TCAP JV. For further description of the TCAP JV, see “Note 11. Joint Ventures.”
Fair value for the three and nine months ended September 30, 2026 and 2025, and transactions of the Company’s investments in affiliates were as follows:

	Investment in Affiliated Funds at Fair Value for the Three Months Ended September 30, 2026
(Amounts in thousands)	Fair Value as of July 1, 2026	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2026	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$103,067	$6,453	$(1,123)	$183	$1,221	$109,801	$21
Twin Brook Segregated Equity Holdings, LLC	16	—	—	—	13	29	—
Total non-controlled/affiliated investments	$103,083	$6,453	$(1,123)	$183	$1,234	$109,830	$21
Controlled/affiliated investments
TB Senior Loan Fund 1, LLC	$32,615	$—	$—	$—	$(109)	$32,506	$1,527
Total controlled/affiliated investments	$32,615	$—	$—	$—	$(109)	$32,506	$1,527

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

	Investment in Affiliated Funds at Fair Value for the Nine Months Ended September 30, 2026
(Amounts in thousands)	Fair Value as of January 1, 2026	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2026	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$103,655	$11,610	$(10,086)	$4,982	$(360)	$109,801	$21
Twin Brook Segregated Equity Holdings, LLC	15	—	—	—	14	29	—
Total non-controlled/affiliated investments	$103,670	$11,610	$(10,086)	$4,982	$(346)	$109,830	$21
Controlled/affiliated investments
TB Senior Loan Fund 1, LLC	$—	$32,550	$—	$—	$(44)	$32,506	$1,920
Total controlled/affiliated investments	$—	$32,550	$—	$—	$(44)	$32,506	$1,920

	Investment in Affiliated Funds at Fair Value for the Three Months Ended September 30, 2025
(Amounts in thousands)	Fair Value as of July 1, 2025	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2025	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$91,853	$6,031	$(1,865)	$466	$168	$96,653	$—
Twin Brook Segregated Equity Holdings, LLC	15	—	—	—	—	15	—
Total non-controlled/affiliated investments	$91,868	$6,031	$(1,865)	$466	$168	$96,668	$—

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

	Investment in Affiliated Funds at Fair Value for the Nine Months Ended September 30, 2025
(Amounts in thousands)	Fair Value as of January 1, 2025	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2025	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$80,638	$13,806	$(3,949)	$1,180	$4,978	$96,653	$—
Twin Brook Segregated Equity Holdings, LLC	16	—	—	—	(1)	15	—
Total non-controlled/affiliated investments	$80,654	$13,806	$(3,949)	$1,180	$4,977	$96,668	$—

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
For the three and nine months ended September 30, 2026, the Company’s monthly average USD notional exposure to derivatives was approximately $940.1 million and $830.1 million. For the three and nine months ended September 30, 2025, the Company’s monthly average USD notional exposure to derivatives was approximately $715.3 million and $659.8 million.
The tables below present derivatives contracts as of September 30, 2026 and their respective classification on the consolidated statement of assets and liabilities:

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Derivative Contracts/Hedged Items	Fair Value (Amounts in Thousands)	Statement of Assets and Liabilities Classification
Foreign currency forward contracts	$1	Unrealized gain on derivative contracts
Foreign currency forward contracts	—	Unrealized loss on derivative contracts
Interest rate swaps(1)	—	Unrealized gain on derivative contracts
Interest rate swaps(1)	(27,768)	Unrealized loss on derivative contracts
Interest rate options	218	Unrealized gain on derivative contracts
Hedged items(2)	(22,152)	Debt
(1) The interest rate swaps above are designated in a qualifying hedging relationship with unsecured borrowings.
(2) The hedged items above represent the carrying value adjustment to unsecured borrowings in a designated hedging relationship as further described in the hedging note below.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

The table below presents the impact to the consolidated statements of operations from derivative contracts that were not designated in a qualifying hedging relationship during the three and nine months ended September 30, 2026 and 2025:

(Amounts in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net change in unrealized gain (loss) on foreign currency forward contracts	$(2)	$14	$7	$(38)
Net change in unrealized gain (loss) on interest rate swaps and options	(48)	(630)	(132)	(304)
Realized gain (loss) on foreign currency forward contracts	3	(36)	(4)	—
The Company has not applied counterparty netting or collateral netting; as such, the amounts of cash collateral received and posted are not offset against the derivative assets and derivative liabilities in the consolidated statements of assets and liabilities.
The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2026:

(Amounts in thousands)	As of September 30, 2026
Assets	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-Cash Collateral Received	Cash Collateral Received	Net Amount of Derivative Assets(1)
Morgan Stanley Capital Services, LLC	$97	$(97)	$—	$—	$—
MUFG Bank, Ltd.	77	(77)	—	—	—
Wells Fargo Bank, N.A.	45	(45)	—	—	—
Regions Bank
Total	$219	$(219)	$—	$—	$—

(Amounts in thousands)	As of September 30, 2026
Liabilities	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-Cash Collateral Received	Cash Collateral Pledged(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley Capital Services, LLC	$(4,331)	$97	$—	$4,100	$(134)
MUFG Bank, Ltd.	(8,886)	77	—	5,330	(3,479)
Wells Fargo Bank, N.A.	(4,291)	45	—	2,522	(1,724)
Regions Bank	(10,260)	—	—	—	(10,260)
Total	$(27,768)	$219	$—	$11,952	$(15,597)
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
The table below presents the impact to the consolidated statements of operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three and nine months ended September 30, 2026 and 2025:

(Amounts in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Financial Statement Location
Interest rate swaps	$18,058	$(1,070)	$28,290	$(14,766)	Interest expense
Hedged items	$(18,365)	$769	$(29,640)	$13,493	Interest expense

The table below presents the carrying value of unsecured borrowings as of September 30, 2026 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

Description	Principal Amount (Amounts in thousands)	Carrying Value (Amounts in thousands)	Cumulative Hedging Adjustments (Amounts in thousands)
Series A Tranche A Notes	$90,000	$89,967	$(33)
Series A Tranche B Notes	150,000	147,433	(2,567)
Series B, Tranche A Notes	85,000	83,530	(1,470)
Series B, Tranche C Notes	290,000	282,176	(7,824)
Series C, Tranche A Notes	25,000	24,520	(480)
Series C, Tranche B Notes	75,000	71,869	(3,131)
Series D, Tranche A Notes	50,000	48,975	(1,025)
Series D, Tranche B Notes	175,000	169,378	(5,622)
Total	$940,000	$917,848	$(22,152)

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
As of September 30, 2026 and December 31, 2025, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	September 30, 2026	December 31, 2025
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
3BC Matrix Acquisition, LLC	$—	$1,564
50Floor, LLC	199	106
A. P. Nonweiler Co. Inc.	1,523	1,523
A.P.A Industries, LLC	—	1,979
Abrasive Technology Intermediate, LLC	—	138
ACES Intermediate, LLC	—	7,114
ACS Midco LLC	8,419	—
ADC Purchaser Inc	7,917	6,013
Advanced Lighting Acquisition, LLC	—	1,215
ADVI Health, LLC	—	1,062
Advocate RCM Acquisition Corp	2,902	2,902
AEP Passion Intermediate Holdings, Inc.	48	32
AFC Industries, Inc.	—	14,262
Affinitiv, Inc.	136	186
Agility Intermediate, Inc.	88	27
AHR Intermediate, Inc	7,978	16,679
AirPro Diagnostics, LLC	—	4,332
AKS Engineering and Forestry, LLC	—	2,890
Alcresta Buyer, Inc	22,412	39,224
Aligned Dental Management Services, LLC	—	3,997

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Portfolio Company	September 30, 2026	December 31, 2025
Alliance Environmental Group, LLC	—	19
Allied Credit Acquisition Corp	7,544	—
AlphaCoin LLC	2,610	7,119
Altamira Material Solutions, LP	26	—
AM Buyer, LLC	851	851
AMCP SAMGI Intermediate, Inc	12,910	16,368
AMCP Treatment Intermediate, LLC	6,608	9,653
American Family Care, LLC	2,820	17,337
American Infusion Partners, LLC	1,254	—
Ansira Partners II, LLC	3,992	6,142
Answer Acquisition, LLC	354	531
Aptitude Health Holdings, LLC	—	223
Aquatic Sales Solutions, LLC	58	58
ARC Health OPCO, LLC	9,543	13,138
Arctic Acquisition Sub, LLC	11,782	—
ASC Ortho Management, LLC	—	7
Ascend Plastic Surgery Partners MSO LLC	4,197	19,880
Ascent Lifting, Inc.	—	2,500
ASP Global Holdings, LLC	6,555	6,595
Assembly Holdco, LLC	5,555	—
Asurgence Medical Acquisition, LLC	7,259	—
AvCarb, LLC	1	—
AWI Group, LLC	4,168	2,918
Baker Manufacturing Company, LLC	—	2,898
Banner Buyer, LLC	185	259
Barkley, LLC	2,300	2,300
BBG Intermediate Holdings, Inc.	4	4
BCI Burke Holding Corp.	6,588	9,036
Beacon Oral Specialists Management LLC	10,532	14,407
Beghou Consulting, LLC	—	2,290
Best Version Media Acquisition, LLC	—	2,897
Bestop, Inc	—	12,499
Bluebird Parent, INC	6,029	—
Bluewater Buyer, LLC	6,521	—
BPCP EE Intermedco LLC	1,282	2,244
BPCP NSA Intermedco, Inc	4,954	14,883
BPCP WLF Intermedco LLC	—	9,170
Brightview, LLC	13,370	10
Brite Acquisition, LLC	6,125	—
Brown Machine Group Holdings, LLC	754	—
BSC ASI BUYER, LLC	—	3,661
BSC Top Shelf Blocker LLC	—	2,256
Bulk Lift International, LLC	189	1,543
Canadian Orthodontic Partners Corp	20	29
CAP KSI Holdings LLC	—	4,287

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Portfolio Company	September 30, 2026	December 31, 2025
Capital Construction, LLC	161	9,173
Capstone Mechanical LLC	2,670	7,563
Captive Radiology Acquisition, LLC	4,407	—
Centennial Environmental Acquisition, LLC	4,758	—
Change Academy at Lake of the Ozarks, LLC	—	2,870
CHS Holdco, LLC	10,847	12,775
CL Services Acquisition, LLC	12,353	27,625
CNS Purchaser, LLC	17,376	15,271
Community Care Partners, LLC	3,136	—
Compass Restoration Intermediary Holdings, LLC	1,744	2,961
CompleteBI, Inc	1,222	—
CORE ACQUISITION, LLC	11,568	—
CPS Power Buyer, LLC	5,541	7,303
CR Services Intermediate, LLC	30	11
Creative Outdoor Holding Inc	8,741	12,909
CSL Intermediate Acquisition LLC	3,564	4,819
Custom Agronomics Holdings, LLC	—	2,232
DA Acquisition LLC	8,267	—
DASCO HME, LLC	3,564	7,891
Datum Acquisition, LLC	2,146	2,146
DealerOn Inc.	—	314
DemandTec, LLC	5,134	4,984
Dermatology Medical Partners OpCo, LLC	9	9
Diamondback Buyer, LLC	—	75
DNS IMI Acquisition Corp	—	56
Double E Company, LLC	230	1,382
Duggal Acquisition, LLC	—	12,543
Dykstra's Auto, LLC	—	23,732
Dynamic Campus Acquisition, Inc.	9,698	13,264
Eastern Communications Solutions, Inc.	3,240	3,240
EH Management Company, LLC	—	2,505
ELMC RX Solutions, LLC	5,219	5,112
EMSAR Acquisition LLC	24	—
Endodontic Practice Partners, LLC	4,130	12,123
E-Phoenix Acquisition Co. Inc.	—	2,984
Esquire Deposition Solutions, LLC	—	7,666
Ever Fresh Fruit Company, LLC	1,380	1,380
Exclusive Concepts, LLC	11	3,343
ExperCare Management, LLC	5,555	—
Fastlap, LLC	1,376	338
First Steps Recovery Acquisition, LLC	17,908	22,409
Formulated Buyer, LLC	16	76
Foundation Repair Purchaser, INC.	7,991	—
Franchise Fastlane, LLC	15	15
FreshAddress, LLC	—	30

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Portfolio Company	September 30, 2026	December 31, 2025
FYZICAL Buyer, LLC	1,107	1,107
Genius Bidco LLC	3,571	7,755
Geriatric Medical and Surgical Supply, LLC	—	300
Gifthealth, Inc.	—	10,835
GM Services Buyer, LLC	—	9,997
Gold Medal Holdings, Inc.	—	2,668
Golden Bear PT Partners, LLC	5,992	17
GPSTrackit Holdings, LLC	—	2,067
Green Monster Acquisition, LLC	17	23
GS XX Corporation	—	2,381
Guardian Dentistry Practice Management, LLC	4,695	3,351
H2 Holdco, Inc.	5,762	13,098
Harley Exteriors Acquisition, LLC	441	2,423
Health and Wellness Partners LLC	1,162	8,288
HEC Purchaser Corp.	—	8,250
Helpware, Inc.	—	1,754
Highland Acquisition, Inc.	1,217	1,771
HLSG Intermediate, LLC	—	2,496
Home Brands Group Holdings, Inc.	—	48
HTI Intermediate, LLC	1,387	2,070
Hultec Buyer, LLC	—	705
Hydromax USA, LLC	—	1,435
Icelandirect, LLC	715	3,189
Icreon Holdings, LLC	179	1,071
IMA Group Management Company, LLC	4,092	4,105
Infolinks Media Buyco, LLC	11	11
Innovate 32 Services, LLC	5,448	22,209
Innovative Discovery Acquisition, LLC	8,901	10,677
Innovative FlexPak, LLC	33	230
Inreach Intermediate Holdings II, LLC	5,033	6,733
IPC Pain Acquisition, LLC	—	1,140
Ironhorse Purchaser, LLC	730	5,813
ISSA, LLC	—	92
Jacent Strategic Merchandising, LLC	7,075	1,330
Johns Byrne LLC	—	1,460
Juniper Landscaping Holdings LLC	5,799	8,360
K-1 Packaging Group, LLC.	6,748	5,483
Kaizen Auto Care, LLC	—	6
Keystone Partners, LLC	—	2,753
Kittyhawk, Inc	—	3,571
Koma Precision LLC	5,656	—
Kravet Design LLC	—	4,349
Kwalu, LLC	4,386	3,374
L&J Holding Company LLC	9,408	8,490
L1 Digacore Purchaser, LLC	3,823	—

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Portfolio Company	September 30, 2026	December 31, 2025
Lakeshirts LLC	7,989	16,435
Lawn Care Holdings Purchaser, Inc	3,840	6,696
Lehman Pipe Buyer, LLC	217	8,057
LidWorks Innovations BuyerCo., LLC	988	—
Livefront, LLC	4,188	6,730
Load One Purchaser Corporation	2,614	3,344
LSOMS Acquisition, LLC	5,555	—
MacKenzie Childs Acquisition, Inc.	—	3,374
MacNeill Pride Group Corp.	—	287
Mad Rose Company, LLC	—	253
Mattco Forge, Inc.	—	1,230
Mearthane Products, LLC	1,651	—
MediaMint Inc	2,128	2,128
Medical Technology Associates, LLC	—	1,550
Merge USA, Inc	1,509	2,515
MetaSource, LLC	47	38
Milestone Technologies, Inc	2,918	5,513
Millennia Patient Services, LLC	2,356	80
Monument Policy Group Holdings	1,485	—
MRC Keeler Acquisition, LLC	150	150
MS Pain, LLC	2,350	6,899
MWEC Management, LLC	—	4,168
My Buyer, LLC	—	2,360
Nala US Bidco Inc c/o Velcro USA Inc	7,169	—
Nasco Healthcare Inc.	—	2,203
NEFCO Holding Company, LLC	—	4,753
NEPEZ Acquisition, LLC	8,695	56
Network Partners Acquisition, LLC	—	38
Nexus Integrity Management, LLC	7,492	—
Nimlok Company, LLC	—	1,498
North & Warren, LLC	—	954
NSI Blocker, Inc.	2,069	—
NutriScience Innovations, LLC	—	131
NWI Merger Sub, Inc	5,150	8,933
O2 PT MIDCO, LLC	5,576	—
OneCare LTC, LLC	—	2,121
Optimized Marketing Acquisition, LLC	790	1,066
Orion Services Group, LLC	13,333	—
Outerbox, LLC	2,280	2,830
P and R Dental Strategies, LLC	—	14
P1 DENTAL MSO, LLC	1,507	3,468
Palmetto Technology Group, LLC	7,450	7,281
Peak Dental Services, LLC	—	66
Peak Investment Holdings, LLC	65	65
Pediatrics Plus Holdings LLC	10,482	—

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Portfolio Company	September 30, 2026	December 31, 2025
Peninsula MMGY Corporation	—	3,395
PharmaForceIQ INC.	—	2,093
PHGP MB Purchaser, Inc.	32	63
Pink Lily Holdings, LLC	—	15
Polaris Labs Acquisition, LLC	—	2,123
Polycorp Ltd	—	10,261
PolyShield Group, Inc.	1,881	—
PPW Acquisition, LLC	—	26
PRA Acquisition, LLC	—	56
Precision Point Metrics, Inc	3,063	5,093
Premier Early Childhood Education Partners LLC	12,477	2,813
Premier Produce One, LLC	10,460	14,432
PRM Management Company, LLC	10,800	1,969
Procure On-Demand, LLC	2,138	—
Purpose Home Health Acquisition, LLC	—	9,999
Qin's Buffalo, LLC	—	2,393
Quality Liaison Services of North America, Inc	1,629	912
Raffel Systems, LLC	9,408	—
Raneys, LLC	—	1,964
Rapid Fire Safety and Security, LLC	6,303	1,080
Redwood Buyer, LLC	7,615	9,499
Relevate New Buyer, Inc	21,511	—
Renovation Systems, LLC	1,331	1,331
Rental Equipment Investment Corp	—	5,225
Repairify, Inc	3,231	—
Rose Paving, LLC	—	3,431
RTP Acquisition, LLC	38	—
Safe-Way Buyer, LLC	6,881	—
Sage Dental Management, LLC	9,567	17,773
SCP Cold Chain Packaging Buyer Corp	7,248	10,495
SCP ENT and Allergy Services, LLC	64	64
SCP OMS Services, LLC	4,514	8,754
SENS Intermediate Holdings LLC	—	6,132
Shasta Buyer, LLC	—	4,307
ShiftKey, LLC	110	110
Signature Dental Partners LLC	9,579	2,974
Signature MD, Inc	—	5,292
Silver Falls MSO, LLC	4,305	5,371
SimiTree Acquisition LLC	128	128
SIMKO Merger Sub, LLC	—	27
Singlepoint Healthcare Opco, LLC	15,297	—
Sixarp, LLC	1,722	4,432
Smartlink Holdings, LLC	2,506	—
Somnum Bene LLC	3,087	—
Southeast Primary Care Partners, LLC	454	733

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Portfolio Company	September 30, 2026	December 31, 2025
Southern Orthodontic Partners Management, LLC	1,205	4,843
Southern Sports Medicine Partners, LLC	27	27
Spa Medicca, LLC	6,827	7,199
Spear Education Holdings, LLC	—	3,791
Spectrum Solutions, LLC	7	95
SPG Holdco, LLC	544	1,234
Star Dental Partners LLC	2,279	6,513
Starwest Botanicals Acquisition, LLC	—	4
Storm Smart Buyer LLC	—	66
Sun Orchard, LLC	—	6,851
Superior Insurance Partners LLC	16,495	5,414
Superscapes Holdco, LLC	—	1,888
SupplySide BuyerCo, Inc	8,519	—
Sure Power, LLC	4,441	—
Surplus Solutions, LLC	3,363	3,626
T&D AcquisitionCo, LLC	7,100	—
TCG Services, LLC	7,250	9,280
Teel Plastics, LLC	—	3,909
The Channel Company, LLC	29	27
The Chempetitive Group, LLC	6,688	13,578
Therapy Spot Acquisition, LLC	7,422	—
Therapy2000 Acquisition, LLC	1,125	6,888
Third Holdco, LLC	3,099	9,713
Trademark Global, LLC	9	18
Transitions Intermediate Holdings, LLC	687	2,784
Treat Planet Acquisition, LLC	—	2,422
Triad Technologies, LLC	—	332
TruBlue LLC	—	3,761
True Environmental, LLC	19,095	—
TruSource Foods LLC	2,510	3,425
TSR Concrete Coatings, LLC	10,327	19,088
U.S. BioTek Laboratories, LLC	—	—
United Land Services Opco Parent, LLC	3,629	3,779
Universal Pure, LLC	179	179
Upswell Group, Inc	—	—
US Anchors Group Inc	—	6,043
US Foot and Ankle Specialists, LLC	—	2,699
USSC Holding Corp	—	3,409
Value Added Distributors, LLC	—	3,768
Vanguard Packaging, LLC	4,041	2,939
Varsity DuvaSawko Operating Corp.	—	3,045
Varsity Rejuvenate Partners, LLC	—	1,245
VersiCare Management LLC	3,834	4,775
VetEvolve Holdings, LLC	2,420	15,217
Vintage Parts, Inc	—	1,564

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Portfolio Company	September 30, 2026	December 31, 2025
VIT Nyckel Acquisition AB	—	2,719
Vital Geriatrics Group Buyer, Inc	7,428	2,408
VitalSmarts, LC	2,038	—
Wag Intermediate Holdings, LLC	8,613	—
Walker Sands, LLC	—	1,553
WCI Volt Purchaser, LLC	—	2,249
Western Veterinary Partners, LLC	826	4,599
Westminster Cracker Company, Inc.	77	1,303
Wolf Gordon Inc	—	3,809
Woodson and Bozeman, LLC	5,645	9,026
WTWH Buyer, LLC	—	1,638
Yard-Nique, Inc	—	973
Zipline Logistics, LLC	405	405
Total unfunded portfolio company commitments	$873,586	$1,151,840
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of business. As of September 30, 2026, management was not aware of any material pending or threatened litigation.
As of September 30, 2026, $184.4 million of capital remained uncalled from the Company at the TCAP JV.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Note 9.  Net Assets
Equity Issuances

As of September 30, 2026 and December 31, 2025, the Company had 110,737,591 and 94,659,223, respectively, shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	3,928,625	$98,995	16,603,306	$418,463
Share transfers between classes	—	—	83,861	2,112
Distributions reinvested	580,240	14,631	1,731,238	43,639
Repurchased shares, net of early repurchase reduction	(1,119,882)	(28,134)	(4,068,298)	(102,398)
Net increase (decrease)	3,388,983	$85,492	14,350,107	$361,816

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	688,273	$17,345	1,918,616	$48,354
Share transfers between classes	—	—	(83,861)	(2,112)
Distributions reinvested	127,434	3,212	365,209	9,206
Repurchased shares, net of early repurchase reduction	(127,038)	(3,190)	(485,803)	(12,225)
Net increase (decrease)	688,669	$17,367	1,714,161	$43,223

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	7,934	$200	16,904	$426
Share transfers between classes	—	—	—	—
Distributions reinvested	831	21	2,454	62
Repurchased shares, net of early repurchase reduction	(198)	(5)	(5,258)	(132)
Net increase (decrease)	8,567	$216	14,100	$356

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	6,861,291	$173,583	18,492,888	$467,743
Share transfers between classes	—	—	9,899	251
Distributions reinvested	465,967	11,803	1,232,284	31,183
Repurchased shares, net of early repurchase reduction	(249,741)	(6,315)	(1,743,574)	(44,043)
Net increase (decrease)	7,077,517	$179,071	17,991,497	$455,134

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	1,836,375	$46,458	5,504,034	$139,191
Share transfers between classes	—	—	(6,911)	(175)
Distributions reinvested	101,366	2,576	248,387	6,294
Repurchased shares, net of early repurchase reduction	—	1	(7,143)	(174)
Net increase (decrease)	1,937,741	$49,035	5,738,367	$145,136

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	17,339	$439	41,331	$1,046
Share transfers between classes	—	—	(2,989)	(76)
Distributions reinvested	844	21	2,128	53
Repurchased shares, net of early repurchase reduction	—	—	(7,597)	(192)
Net increase (decrease)	18,183	$460	32,873	$831
Dividends
The following table reflects dividends declared on common shares during the nine months ended September 30, 2026 and 2025:

For the Nine Months Ended September 30, 2026
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2026	January 31, 2026	February 25, 2026	$0.2000	$17,035
February 26, 2026	February 27, 2026	March 27, 2026	$0.2000	$17,734
March 26, 2026	March 31, 2026	April 28, 2026	$0.2000	$18,081
April 27, 2026	April 30, 2026	May 29, 2026	$0.2000	$18,071
May 26, 2026	May 29, 2026	June 30, 2026	$0.2000	$18,229
June 27, 2026	June 30, 2026	July 29, 2026	$0.2000	$19,255
July 28, 2026	July 31, 2026	August 31, 2026	$0.2000	$19,473
August 28, 2026	August 31, 2026	September 30, 2026	$0.2000	$19,641
September 27, 2026	September 30, 2026	October 30, 2026	$0.2000	$19,801

For the Nine Months Ended September 30, 2026
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2026	January 31, 2026	February 25, 2026	$0.1818	$2,050
February 26, 2026	February 27, 2026	March 27, 2026	$0.1836	$2,119
March 26, 2026	March 31, 2026	April 28, 2026	$0.1818	$2,145
April 27, 2026	April 30, 2026	May 29, 2026	$0.1824	$2,176
May 26, 2026	May 29, 2026	June 30, 2026	$0.1818	$2,199
June 27, 2026	June 30, 2026	July 29, 2026	$0.1824	$2,250
July 28, 2026	July 31, 2026	August 31, 2026	$0.1818	$2,220
August 28, 2026	August 31, 2026	September 30, 2026	$0.1818	$2,289
September 27, 2026	September 30, 2026	October 30, 2026	$0.1824	$2,343

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

For the Nine Months Ended September 30, 2026
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2026	January 31, 2026	February 25, 2026	$0.1947	$23
February 26, 2026	February 27, 2026	March 27, 2026	$0.1952	$24
March 26, 2026	March 31, 2026	April 28, 2026	$0.1947	$25
April 27, 2026	April 30, 2026	May 29, 2026	$0.1948	$25
May 26, 2026	May 29, 2026	June 30, 2026	$0.1947	$25
June 27, 2026	June 30, 2026	July 29, 2026	$0.1948	$24
July 28, 2026	July 31, 2026	August 31, 2026	$0.1947	$24
August 28, 2026	August 31, 2026	September 30, 2026	$0.1947	$24
September 27, 2026	September 30, 2026	October 30, 2026	$0.1948	$25

For the Nine Months Ended September 30, 2025
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$13,438
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$13,365
March 28, 2025	March 31, 2025	April 28, 2025	$0.2200	$13,788
April 27, 2025	April 30, 2025	May 28, 2025	$0.2200	$14,121
May 28, 2025	May 31, 2025	June 26, 2025	$0.2200	$14,580
June 27, 2025	June 30, 2025	July 29, 2025	$0.2200	$14,969
July 28, 2025	July 31, 2025	August 29, 2025	$0.2200	$15,479
August 28, 2025	August 31, 2025	September 30, 2025	$0.2200	$16,136
September 27, 2025	September 30, 2025	October 31, 2025	$0.2200	$16,525

For the Nine Months Ended September 30, 2025
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2171	$933
February 25, 2025	February 28, 2025	March 27, 2025	$0.2084	$969
March 28, 2025	March 31, 2025	April 28, 2025	$0.2071	$1,159
April 27, 2025	April 30, 2025	May 28, 2025	$0.2075	$1,307
May 28, 2025	May 31, 2025	June 26, 2025	$0.2071	$1,467
June 27, 2025	June 30, 2025	July 29, 2025	$0.2075	$1,563
July 28, 2025	July 31, 2025	August 29, 2025	$0.2071	$1,691
August 28, 2025	August 31, 2025	September 30, 2025	$0.2071	$1,843
September 27, 2025	September 30, 2025	October 31, 2025	$0.2075	$1,965

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

The following table presents the share repurchases completed during the nine months ended September 30, 2026:

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
March 5, 2026	1,223,904	1.3%	$25.22	March 31, 2026	$30,801	0
June 2, 2026	2,088,333	2.1%	$25.20	June 30, 2026	$52,523	0
September 1, 2026	1,247,118	1.2%	$25.20	September 30, 2026	$31,430	0
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

All of the dividends declared during the nine months ended September 30, 2026 and 2025 were derived from ordinary income, as determined on a tax basis. Taxable income is an estimate and is not fully determined until the Company's tax return is filed.

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

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. There were $1,003,000 and $1,704,000 of permanent book-to-tax differences for the three and nine months ended September 30, 2026. In addition, there were $523,000 and $1,621,000 of permanent book-to-tax differences for the three and nine months ended September 30, 2025.

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

As of September 30, 2026, the Company had made capital contributions of $32.6 million and the TCAP JV Partner had made capital contributions of $5.0 million. As of September 30, 2026, $184.4 million of capital remained uncalled from the Company and $28.0 million of capital remained uncalled from the TCAP JV Partner. The Company and the TCAP JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from TCAP JV.

As of September 30, 2026, the Company’s and the TCAP JV Partner’s equity ownership interests in the TCAP JV were 86.8% and 13.2%, respectively.

For the period from May 27, 2026 (Commencement of Operations) through September 30, 2026, the TCAP JV purchased investments from the Company for a total cash purchase price based on then-current fair value (at the time of purchase) of $92.5 million.

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

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the selected consolidated statements of assets and liabilities information of the TCAP JV as of September 30, 2026:

September 30, 2026
(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $98,255)	$98,203
Restricted cash	9,118
Deferred financing costs	2,697
Interest receivable	685
Other assets	27
Total assets	$110,730
Liabilities
Debt	$69,717
Interest payable	1,343
Deferred income	122
Accrued expenses and other liabilities payable to affiliate	38
Current tax liability	—
Total liabilities	$71,220
Commitments and contingencies
Net assets
Total net assets	$39,510
Total liabilities and net assets	$110,730

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the selected consolidated statements of operations information of the TCAP JV for the period from May 27, 2026 (Commencement of Operations) through September 30, 2026:

	Three Months Ended September 30, 2026	Period from May 27, 2026 (Commencement of Operations) through September 30, 2026
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$3,246	$4,205
Other	46	51
Total investment income from non-controlled, non-affiliated investments:	3,292	4,256
Total investment income	3,292	4,256
Expenses
Interest expense	1,495	1,992
Professional fees	10	20
Other expenses	22	24
Total expenses	1,527	2,036
Net investment income (loss) before taxes	$1,765	$2,220
Current federal tax(1)	7	8
Net investment income (loss) after taxes	$1,758	$2,212
Net realized and change in unrealized gain (loss) on investment transactions
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	(125)	(52)
Total net realized and change in unrealized gain (loss) on investment transactions	(125)	(52)
Net increase (decrease) in net assets resulting from operations	$1,633	$2,160

(1)Related to the TCAP JV’s wholly-owned, consolidated subsidiary, TB Senior Loan Fund 1 Corp., which is treated as a corporation for United States federal income tax purposes

The Company’s investment in the TCAP JV is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2026.

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt
Aerospace and defense
AlphaCoin LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.41%	6/4/2026	7/29/2030	$4,509	$(43)	$(47)	(0.12)%
Mattco Forge, Inc	First lien senior secured revolving loan	S +	5.25%	8.98%	6/4/2026	12/19/2030	3,691	3,043	3,042	7.70%
Third Holdco, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.39%	6/4/2026	6/13/2031	6,089	(41)	(42)	(0.11)%
								2,959	2,953	7.47%
Auto components
A.P.A. Industries, LLC (6) (7)	First lien senior secured revolving loan	S +	5.25%	8.89%	6/4/2026	1/10/2029	$1,979	$(11)	$(11)	(0.03)%
AirPro Diagnostics, LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.92%	6/4/2026	2/21/2030	1,822	(20)	(21)	(0.05)%
Bestop, Inc	First lien senior secured revolving loan	S +	5.50%	9.23%	6/4/2026	3/29/2029	7,081	1,687	1,699	4.30%
BSC ASI BUYER, LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.98%	6/4/2026	12/31/2027	3,661	(12)	(13)	(0.03)%
Raneys, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.23%	6/4/2026	6/7/2027	1,964	(7)	(8)	(0.02)%
								1,637	1,646	4.17%
Building products
US Anchors Group Inc	First lien senior secured revolving loan	S +	5.25%	8.96%	6/4/2026	7/15/2029	$4,338	$1,696	$1,695	4.29%
								1,696	1,695	4.29%
Chemicals
Custom Agronomics Holdings, LLC	First lien senior secured revolving loan	S +	6.50%	10.26%	6/4/2026	8/30/2027	$2,976	$1,480	$1,478	3.74%
Polycorp Ltd (6)	First lien senior secured revolving loan	S +	5.00%	8.64%	6/4/2026	1/24/2030	3,723	(34)	(35)	(0.09)%
Teel Plastics, LLC	First lien senior secured revolving loan	P +	3.75%	10.50%	6/4/2026	4/22/2030	3,909	760	760	1.92%
								2,206	2,203	5.57%
Commercial services and supplies
Capstone Mechanical LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	11/20/2030	$1,492	$(13)	$(13)	(0.03)%
Gold Medal Holdings, Inc (8)	First lien senior secured revolving loan	S +	5.75%	9.48%	6/4/2026	9/17/2028	1,444	476	475	1.20%
Innovative Discovery Acquisition, LLC (6) (9)	First lien senior secured revolving loan	S +	5.50%	9.14%	6/4/2026	12/31/2030	389	(3)	(3)	(0.01)%
Nimlok Company, LLC (6) (10)	First lien senior secured revolving loan	S +	5.25%	8.91%	6/4/2026	11/27/2027	1,498	(5)	(5)	(0.01)%
Polaris Labs Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	9/17/2029	2,123	(28)	(21)	(0.05)%
Precision Point Metrics, Inc (6)	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	7/1/2031	2,030	(21)	(21)	(0.05)%
Rapid Fire Safety and Security, LLC	First lien senior secured revolving loan	S +	5.25%	8.95%	6/4/2026	1/2/2030	1,885	1,114	1,113	2.82%
Superscapes Holdco, LLC	First lien senior secured revolving loan	P +	4.50%	11.25%	6/4/2026	4/7/2030	2,166	862	862	2.18%
TCG Services, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.17%	6/4/2026	7/31/2031	2,030	(21)	(21)	(0.05)%
								2,361	2,366	6.00%
Construction and engineering
AKS Engineering and Forestry, LLC	First lien senior secured revolving loan	S +	4.75%	8.44%	6/4/2026	1/7/2031	$2,890	$1,448	$1,448	3.66%
BCI Burke Holding Corp (6)	First lien senior secured revolving loan	S +	5.75%	9.45%	6/4/2026	12/14/2027	2,447	(8)	(9)	(0.02)%
Compass Restoration Intermediary Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.89%	6/4/2026	1/31/2030	1,218	(17)	(18)	(0.05)%
Ironhorse Purchaser dba Mersino, Inc (6) (11)	First lien senior secured revolving loan	S +	6.00%	9.66%	6/4/2026	3/31/2029	6,093	(40)	(39)	(0.10)%
Redwood Buyer, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	1/3/2030	1,884	(22)	(23)	(0.06)%
Rose Paving, LLC	First lien senior secured revolving loan	S +	5.00%	8.65%	6/4/2026	11/7/2029	8,626	7,707	7,702	19.49%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
								9,068	9,061	22.92%
Containers and packaging
Bulk Lift International, LLC (6)	First lien senior secured revolving loan	S +	5.75%	9.42%	6/4/2026	11/15/2029	$2,529	$(16)	$(12)	(0.03)%
Johns Byrne LLC (6)	First lien senior secured revolving loan	S +	6.25%	9.98%	6/4/2026	8/31/2029	1,460	(16)	(17)	(0.04)%
SCP Cold Chain Packaging Buyer Corp (6)	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	6/27/2031	3,247	(26)	(27)	(0.07)%
Sixarp, LLC	First lien senior secured revolving loan	S +	5.25%	8.98%	6/4/2026	8/5/2029	3,045	926	926	2.34%
								868	870	2.20%
Diversified consumer services
ACES Intermediate, Inc	First lien senior secured revolving loan	S +	5.25%	9.01%	6/4/2026	7/27/2027	$7,114	$690	$695	1.76%
CL Services Acquisition, LLC	First lien senior secured revolving loan	S +	5.00%	8.70%	6/4/2026	7/31/2029	5,435	1,988	1,998	5.06%
Esquire Deposition Solutions, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	12/30/2028	7,666	(50)	(54)	(0.14)%
Foundation Repair Purchaser, INC. (6)	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	1/20/2032	1,809	(17)	(17)	(0.04)%
Home Brands Group Holdings, Inc	First lien senior secured revolving loan	S +	5.25%	8.89%	6/4/2026	1/8/2028	48	36	36	0.09%
ISSA, LLC	First lien senior secured revolving loan	S +	6.25%	9.95%	6/4/2026	3/1/2028	131	91	91	0.23%
Lawn Care Holdings Purchaser, Inc (12)	First lien senior secured revolving loan	P +	4.50%	11.25%	6/4/2026	10/24/2028	2,698	714	713	1.80%
Premier Early Childhood Education Partners LLC	First lien senior secured revolving loan	S +	5.00%	8.92%	6/4/2026	11/22/2028	2,572	1,528	1,531	3.87%
Therapy Spot Acquisition, LLC (6)	First lien senior secured revolving loan	S +	4.50%	8.23%	6/4/2026	2/20/2031	1,214	(11)	(11)	(0.03)%
TSR Concrete Intermediate, LLC	First lien senior secured revolving loan	S +	4.50%	8.26%	6/4/2026	12/31/2031	6,220	4,101	4,100	10.38%
United Land Services Opco Parent, LLC (13)	First lien senior secured revolving loan	S +	6.00%	9.92%	6/4/2026	3/23/2027	150	40	40	0.10%
								9,110	9,122	23.08%
Diversified financial services
Allied Credit Acquisition Corp (6)	First lien senior secured revolving loan	S +	4.75%	8.41%	6/4/2026	3/23/2032	$2,428	$(27)	$(23)	(0.06)%
								(27)	(23)	(0.06)%
Electrical equipment
BPCP NSA Intermedco, Inc (6)	First lien senior secured revolving loan	S +	4.75%	8.39%	6/4/2026	5/17/2030	$5,930	$(25)	$(26)	(0.07)%
Raffel Systems, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.23%	6/4/2026	3/24/2032	2,384	(32)	(28)	(0.07)%
SENS Intermediate Holdings LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	3/10/2031	2,664	(25)	(26)	(0.07)%
WCI Volt Purchaser, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.51%	6/4/2026	9/15/2029	2,249	(18)	(19)	(0.05)%
								(100)	(99)	(0.26)%
Electronic equipment, instruments and components
Advanced Lighting Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.14%	6/4/2026	11/22/2027	$1,215	$(4)	$(4)	(0.01)%
Nelson Name Plate Company	First lien senior secured revolving loan	S +	5.75%	9.74%	6/4/2026	11/18/2026	90	26	26	0.07%
								22	22	0.06%
Food and staples retailing
Mad Rose Company, LLC (14)	First lien senior secured revolving loan	S +	6.50%	11.61%	6/4/2026	11/7/2026	$395	$293	$293	0.74%
Premier Produce One, LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.99%	6/4/2026	9/21/2030	3,972	(35)	(36)	(0.09)%
TruSource Foods LLC	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	8/1/2031	1,926	893	892	2.26%
								1,151	1,149	2.91%
Food products
BPCP WLF Intermedco LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.13%	6/4/2026	8/19/2028	$3,383	$(19)	$(20)	(0.05)%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Icelandirect, LLC	First lien senior secured revolving loan	S +	5.25%	8.91%	6/4/2026	7/31/2029	331	136	136	0.34%
Sun Orchard, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.16%	6/4/2026	1/8/2029	6,851	(39)	(45)	(0.11)%
Treat Planet Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.00%	9.73%	6/4/2026	1/11/2028	2,422	(8)	(9)	(0.02)%
								70	62	0.16%
Gas utilities
Hydromax USA, LLC	First lien senior secured revolving loan	S +	5.00%	8.82%	6/4/2026	12/30/2027	$228	$90	$90	0.23%
								90	90	0.23%
Health care equipment and supplies
3BC Matrix Acquisition, LLC	First lien senior secured revolving loan	S +	5.50%	9.14%	6/4/2026	5/13/2030	$1,564	$1,348	$1,347	3.41%
AHP Caliber Purchaser, Inc (6)	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	4/8/2032	1,907	(22)	(18)	(0.05)%
Alcresta Buyer, Inc	First lien senior secured revolving loan	S +	5.25%	8.92%	6/4/2026	3/12/2031	3,155	716	715	1.81%
Medical Technology Associates, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.23%	6/4/2026	7/25/2028	2,981	(16)	(17)	(0.04)%
Nasco Healthcare Inc.	First lien senior secured revolving loan	S +	5.75%	9.42%	6/4/2026	6/30/2028	2,937	2,338	2,338	5.92%
NWI Merger Sub, Inc (6)	First lien senior secured revolving loan	S +	5.00%	8.64%	6/4/2026	12/4/2029	2,495	(28)	(29)	(0.07)%
Surplus Solutions, LLC	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	11/30/2028	2,227	255	264	0.67%
								4,591	4,600	11.65%
Health care providers and services
ADVI Health, LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.91%	6/4/2026	11/29/2027	$1,557	$(4)	$(2)	(0.01)%
Aligned Dental Management Services, LLC	First lien senior secured revolving loan	S +	5.25%	9.24%	6/4/2026	2/7/2030	1,523	895	895	2.27%
AMCP SAMGI Intermediate, Inc (6) (15)	First lien senior secured revolving loan	S +	4.50%	8.23%	6/4/2026	12/12/2030	3,458	(30)	(31)	(0.08)%
AMCP Treatment Intermediate, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	8/29/2030	3,045	(44)	(45)	(0.11)%
American Family Care, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	2/28/2029	4,912	(26)	(27)	(0.07)%
ARC Health OPCO, LLC	First lien senior secured revolving loan	S +	5.00%	8.64%	6/4/2026	10/10/2030	2,560	532	531	1.34%
Beacon Oral Specialists Management LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.23%	6/4/2026	12/14/2026	188	—	—	0.00%
Beghou Consulting, LLC (16)	First lien senior secured revolving loan	S +	4.75%	8.40%	6/4/2026	5/1/2028	2,714	654	653	1.65%
Brightview, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.39%	6/4/2026	12/14/2029	1,658	(14)	(12)	(0.03)%
Captive Radiology Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.67%	6/4/2026	4/29/2031	1,192	(13)	(12)	(0.03)%
Change Academy at Lake of the Ozarks, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.13%	6/4/2026	2/2/2029	5,898	(35)	(37)	(0.09)%
CNS Purchaser, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.23%	6/4/2026	12/30/2029	4,246	(35)	(36)	(0.09)%
DASCO HME, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.23%	6/4/2026	6/6/2030	3,044	(35)	(35)	(0.09)%
EH Management Company, LLC (6)	First lien senior secured revolving loan	S +	4.50%	8.23%	6/4/2026	7/15/2028	2,505	(6)	(7)	(0.02)%
Endodontic Practice Partners, LLC	First lien senior secured revolving loan	S +	5.50%	9.23%	6/4/2026	11/2/2027	1,956	773	772	1.95%
ExperCare Management, LLC	First lien senior secured revolving loan	S +	5.00%	8.67%	6/4/2026	4/8/2031	1,192	699	701	1.77%
First Steps Recovery Acquisition, LLC	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	11/18/2030	4,476	857	855	2.16%
Geriatric Medical and Surgical Supply, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.23%	6/4/2026	6/21/2027	300	(1)	(1)	0.00%
Golden Bear PT Partners, LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.89%	6/4/2026	10/22/2027	38	—	—	0.00%
Guardian Dentistry Practice Management, LLC (6)	First lien senior secured revolving loan	P +	4.50%	11.25%	6/4/2026	8/20/2027	4,574	(12)	(13)	(0.03)%
H2 Holdco, Inc (17)	First lien senior secured revolving loan	S +	6.00%	10.08%	6/4/2026	5/5/2028	2,544	1,168	1,167	2.95%
Innovate 32 Services, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.16%	6/4/2026	10/29/2031	2,436	(27)	(35)	(0.09)%
Inreach Intermediate Holdings II, LLC	First lien senior secured revolving loan	S +	4.75%	8.40%	6/4/2026	12/11/2030	1,700	593	593	1.50%
IPC Pain Acquisition, LLC	First lien senior secured revolving loan	S +	5.50%	9.14%	6/4/2026	5/19/2027	1,140	1,138	1,138	2.88%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
LSOMS Acquisition, LLC	First lien senior secured revolving loan	S +	5.00%	8.66%	6/4/2026	4/15/2032	954	48	49	0.12%
MedOne LC (6)	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	4/9/2032	3,576	(32)	(26)	(0.07)%
MWEC Management, LLC	First lien senior secured revolving loan	S +	5.50%	9.14%	6/4/2026	2/14/2028	1,924	904	905	2.29%
Network Partners Acquisitions, LLC (6)	First lien senior secured revolving loan	S +	6.00%	9.99%	6/4/2026	12/30/2026	38	—	—	0.00%
OneCare LTC, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.16%	6/4/2026	11/14/2028	2,121	(16)	(16)	(0.04)%
P1 DENTAL MSO, LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.91%	6/4/2026	1/31/2030	1,522	(18)	(19)	(0.05)%
Periscope MAS Buyer, Inc (6)	First lien senior secured revolving loan	S +	5.25%	8.90%	6/4/2026	5/5/2031	1,084	(15)	(13)	(0.03)%
PharmaForceIQ INC. (6)	First lien senior secured revolving loan	S +	5.25%	8.91%	6/4/2026	8/2/2029	2,093	(16)	(17)	(0.04)%
PRM MANAGEMENT COMPANY, LLC (6)	First lien senior secured revolving loan	S +	6.00%	9.79%	6/4/2026	1/25/2029	1,337	(12)	(9)	(0.02)%
Purpose Home Health Acquisition, LLC	First lien senior secured revolving loan	S +	5.50%	9.23%	6/4/2026	10/17/2029	1,173	160	162	0.41%
Sage Dental Management, LLC	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	12/15/2031	8,220	5,269	5,268	13.33%
SCP OMS Services, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	3/7/2030	2,645	(23)	(24)	(0.06)%
Signature Dental Partners LLC	First lien senior secured revolving loan	S +	5.00%	8.99%	6/4/2026	10/29/2028	38	37	37	0.09%
Silver Falls MSO, LLC	First lien senior secured revolving loan	S +	5.75%	9.47%	6/4/2026	12/31/2028	1,523	1,058	1,058	2.68%
SIMKO Merger Sub LLC	First lien senior secured revolving loan	S +	6.00%	10.30%	6/4/2026	4/7/2027	56	40	40	0.10%
Solace Healthcare Holdco, Inc (6) (18)	First lien senior secured revolving loan	S +	4.75%	8.39%	6/4/2026	2/2/2032	2,412	(22)	(22)	(0.06)%
Southeast Primary Care Partners, LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.98%	6/4/2026	12/30/2027	225	(1)	(1)	0.00%
Southern Orthodontic Partners Management, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.41%	6/4/2026	7/27/2029	2,467	(17)	(14)	(0.04)%
Spear Education Holdings, LLC	First lien senior secured revolving loan	S +	5.25%	9.13%	6/4/2026	12/15/2028	7,290	3,461	3,460	8.76%
Star Dental Partners LLC	First lien senior secured revolving loan	S +	5.50%	9.14%	6/4/2026	12/22/2028	1,451	857	856	2.17%
The Chempetitive Group, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.14%	6/4/2026	3/22/2030	3,414	(50)	(41)	(0.10)%
Therapy2000 Acquisition, LLC	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	9/12/2030	2,258	884	883	2.23%
Transitions Intermediate Holdings, LLC	First lien senior secured revolving loan	S +	5.50%	9.17%	6/4/2026	10/25/2027	2,097	443	443	1.12%
U.S. BioTek Laboratories, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.09%	6/4/2026	2/20/2029	1,214	(8)	(8)	(0.02)%
US Foot and Ankle Specialists, LLC	First lien senior secured revolving loan	P +	5.25%	12.00%	6/4/2026	9/15/2027	2,699	2,003	2,001	5.06%
Varsity DuvaSawko Operating Corp	First lien senior secured revolving loan	S +	5.25%	8.92%	6/4/2026	5/27/2027	4,568	760	759	1.92%
Varsity Rejuvenate Management, LLC	First lien senior secured revolving loan	S +	6.75%	10.63%	6/4/2026	9/1/2028	1,245	173	173	0.44%
VersiCare Management LLC	First lien senior secured revolving loan	S +	5.25%	8.91%	6/4/2026	11/25/2029	1,505	1,035	1,035	2.62%
VetEvolve Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.16%	6/4/2026	10/12/2028	3,067	(15)	(17)	(0.04)%
Vital Geriatrics Group Buyer, Inc (6)	First lien senior secured revolving loan	S +	5.00%	8.77%	6/4/2026	8/15/2031	2,408	(31)	(24)	(0.06)%
Western Veterinary Partners LLC (6)	First lien senior secured revolving loan	S +	5.25%	8.98%	6/4/2026	10/29/2027	24	—	—	0.00%
								23,883	23,890	60.44%
Health care technology
AHR Intermediate, Inc	First lien senior secured revolving loan	S +	6.00%	9.74%	6/4/2026	7/29/2027	$9,888	$3,939	$3,937	9.96%
Assembly Holdco, LLC	First lien senior secured revolving loan	P +	4.50%	11.25%	6/4/2026	3/26/2032	1,669	339	342	0.87%
Gifthealth, Inc. (6)	First lien senior secured revolving loan	S +	5.50%	9.16%	6/4/2026	7/29/2028	2,841	(14)	(7)	(0.02)%
								4,264	4,272	10.81%
Household durables
Kravet Design LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	11/26/2030	$4,349	$(39)	$(39)	(0.10)%
Storm Smart Buyer LLC	First lien senior secured revolving loan	S +	5.25%	8.98%	6/4/2026	10/5/2028	131	104	100	0.25%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
								65	61	0.15%
Industrial conglomerates
Hultec Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.17%	6/4/2026	3/31/2029	$3,915	$(16)	$(8)	(0.02)%
								(16)	(8)	(0.02)%
Insurance
Superior Insurance Partners LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.42%	6/4/2026	10/25/2029	$1,347	$(8)	$(9)	(0.02)%
								(8)	(9)	(0.02)%
Interactive media and services
Duggal Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	9/30/2030	$7,319	$(87)	$(89)	(0.23)%
								(87)	(89)	(0.23)%
Internet and direct marketing retail
DealerOn Holdco, Inc (6)	First lien senior secured revolving loan	S +	5.75%	9.51%	6/4/2026	11/19/2026	$314	$—	$—	0.00%
								—	—	0.00%
IT services
Brite Acquisition, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.39%	6/4/2026	1/5/2032	$1,469	$(13)	$(13)	(0.03)%
BSC Top Shelf Blocker LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.14%	6/4/2026	6/28/2029	2,256	(19)	(20)	(0.05)%
Dynamic Campus Acquisition, Inc. (6)	First lien senior secured revolving loan	S +	5.25%	8.98%	6/4/2026	2/14/2031	3,044	(28)	(29)	(0.07)%
E-Phoenix Acquisition Co. Inc (6)	First lien senior secured revolving loan	S +	5.25%	9.65%	6/4/2026	6/23/2030	2,984	(13)	(13)	(0.03)%
Livefront, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.67%	6/4/2026	12/12/2030	2,991	(32)	(33)	(0.08)%
Milestone Technologies, Inc (6)	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	8/22/2031	2,595	(27)	(28)	(0.07)%
P and R Dental Strategies, LLC	First lien senior secured revolving loan	S +	5.75%	9.63%	6/4/2026	12/22/2027	23	16	16	0.04%
Palmetto Technology Group, LLC (6) (19)	First lien senior secured revolving loan	S +	5.25%	8.89%	6/4/2026	1/3/2029	2,860	(19)	(19)	(0.05)%
								(135)	(139)	(0.34)%
Leisure equipment and products
MacNeill Pride Group Corp (6)	First lien senior secured revolving loan	S +	6.50%	10.49%	6/4/2026	4/22/2029	$997	$(12)	$(12)	(0.03)%
TruBlue LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.14%	6/4/2026	1/11/2029	1,430	(12)	(12)	(0.03)%
								(24)	(24)	(0.06)%
Life sciences tools and services
Aptitude Health Holdings, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	5/3/2028	$267	$—	$—	0.00%
Health and Wellness Partners LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.63%	6/4/2026	3/12/2030	2,480	(26)	(27)	(0.07)%
VIT Nyckel Acquisition AB	First lien senior secured revolving loan	S +	4.50%	8.15%	6/4/2026	12/18/2031	2,719	2,695	2,694	6.82%
								2,669	2,667	6.75%
Machinery
Abrasive Technology Intermediate, LLC	First lien senior secured revolving loan	S +	5.75%	9.51%	6/4/2026	10/30/2027	$173	$51	$50	0.13%
Baker Manufacturing Company, LLC	First lien senior secured revolving loan	S +	5.25%	8.90%	6/4/2026	11/1/2028	2,898	1,617	1,616	4.09%
L&J Holding Company LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	7/29/2030	2,204	(25)	(26)	(0.07)%
Mearthane Products, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.40%	6/4/2026	5/6/2030	848	(7)	(6)	(0.02)%
My Buyer, LLC	First lien senior secured revolving loan	S +	5.75%	9.39%	6/4/2026	1/26/2030	2,360	1,156	1,156	2.93%
Spartaco Buyer, Inc (6)	First lien senior secured revolving loan	S +	4.75%	8.41%	6/4/2026	3/27/2032	1,788	(20)	(17)	(0.04)%
SPG Holdco, LLC (20)	First lien senior secured revolving loan	S +	6.25%	9.94%	6/4/2026	12/1/2028	2,070	1,170	1,170	2.96%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
USSC Holding Corp	First lien senior secured revolving loan	S +	5.50%	9.21%	6/4/2026	6/21/2030	7,177	3,689	3,681	9.32%
								7,631	7,624	19.30%
Media
Best Version Media Acquisition, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.39%	6/4/2026	12/31/2030	$2,897	$(35)	$(35)	(0.09)%
Creative Outdoor Holding Inc (6) (21)	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	6/26/2030	4,168	(32)	(33)	(0.08)%
GM Services Buyer, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.39%	6/4/2026	8/26/2030	3,070	(31)	(32)	(0.08)%
North & Warren, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	1/31/2030	1,199	(10)	(9)	(0.02)%
Peninsula MMGY Corporation (22)	First lien senior secured revolving loan	S +	5.50%	9.23%	6/4/2026	4/26/2029	3,691	1,889	1,887	4.78%
Upswell Group, Inc (6)	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	3/26/2032	1,814	(20)	(17)	(0.04)%
Walker Sands, LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.72%	6/4/2026	10/1/2030	1,553	(16)	(17)	(0.04)%
WTWH Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.14%	6/4/2026	6/16/2029	1,638	(13)	(12)	(0.03)%
								1,732	1,732	4.40%
Multiline retail
HEC Purchaser Corp. (6)	First lien senior secured revolving loan	S +	5.00%	8.74%	6/4/2026	6/17/2029	$8,250	$(49)	$(55)	(0.14)%
								(49)	(55)	(0.14)%
Professional services
CSL Intermediate Acquisition LLC	First lien senior secured revolving loan	S +	5.25%	8.89%	6/4/2026	11/8/2029	$1,673	$661	$661	1.67%
Helpware, Inc	First lien senior secured revolving loan	S +	5.50%	9.49%	6/4/2026	1/8/2027	5,061	3,127	3,094	7.83%
								3,788	3,755	9.50%
Software
GPSTrackit Holdings, LLC	First lien senior secured revolving loan	S +	5.75%	9.46%	6/4/2026	3/29/2029	$4,429	$2,306	$2,303	5.83%
GS XX Corporation (6)	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	4/19/2029	2,381	(22)	(23)	(0.06)%
Shasta Buyer, LLC (6)	First lien senior secured revolving loan	S +	4.50%	8.23%	6/4/2026	11/12/2030	4,307	(38)	(38)	(0.10)%
								2,246	2,242	5.67%
Specialty retail
Dykstras Auto LLC	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	10/22/2027	$1,992	$1,040	$1,039	2.63%
Good Feet Worldwide, LLC (6)	First lien senior secured revolving loan	S +	6.00%	9.73%	6/4/2026	2/25/2032	2,972	(34)	(35)	(0.09)%
								1,006	1,004	2.54%
Textiles, apparel and luxury goods
Lakeshirts LLC (6)	First lien senior secured revolving loan	S +	5.00%	8.66%	6/4/2026	12/30/2030	$11,650	$(63)	$(65)	(0.16)%
								(63)	(65)	(0.16)%
Trading companies and distributors
AFC-Dell Holding Corp (23)	First lien senior secured revolving loan	S +	5.00%	8.67%	6/4/2026	10/9/2028	$5,397	$2,404	$2,400	6.07%
Ascent Lifting, Inc	First lien senior secured revolving loan	S +	4.75%	8.49%	6/4/2026	9/9/2028	2,500	657	656	1.66%
CAP KSI Holdings LLC (24)	First lien senior secured revolving loan	S +	5.25%	8.97%	6/4/2026	6/28/2030	7,812	5,146	5,116	12.95%
Lehman Pipe Buyer, LLC	First lien senior secured revolving loan	S +	5.00%	8.73%	6/4/2026	8/30/2030	6,324	1,206	1,204	3.05%
Rental Equipment Investment Corp	First lien senior secured revolving loan	S +	4.75%	8.61%	6/4/2026	10/8/2030	7,917	6,364	6,363	16.10%
Triad Technologies, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.13%	6/4/2026	6/30/2027	332	(1)	(1)	0.00%
Value Added Distributors, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.41%	6/4/2026	12/19/2029	3,768	(45)	(45)	(0.11)%
Vintage Parts, Inc (6)	First lien senior secured revolving loan	S +	5.75%	9.48%	6/4/2026	3/28/2029	1,564	(10)	(10)	(0.03)%
Wolf Gordon Inc (6)	First lien senior secured revolving loan	P +	4.25%	11.00%	6/4/2026	5/1/2029	3,809	(44)	(29)	(0.07)%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread (5)		Interest Rate	Purchase Date	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Woodson and Bozeman, LLC (6)	First lien senior secured revolving loan	S +	4.75%	8.48%	6/4/2026	10/1/2031	2,436	(26)	(26)	(0.07)%
								15,651	15,628	39.55%
Total non-controlled/non-affiliated senior secured debt								$98,255	$98,203	248.55%
Total non-controlled/affiliated investments								98,255	98,203	248.55%
Total investments								$98,255	$98,203	248.55%
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
(5)Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“Term SOFR” or “S”), the Canadian Overnight Repo Rate Average (“Term CORRA” or “T”) and/or an alternate base rate (e.g. prime rate (“P”)), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the applicable margin has been provided over Term SOFR based on each respective credit agreement. As of September 30, 2026, the reference rates for the floating rate loans were the Term SOFR of 3.90%, the Prime Rate of 7.00%, and the Term CORRA of 2.31%. In some circumstances, interest may be paid-in-kind (“PIK”) rather than cash, resulting in an increased principal amount.
(6)Represents revolvers and delayed draw term loans where the entire balance is unfunded as of September 30, 2026. The negative fair value is a result of the commitment being valued below par. Refer to note 26 of this schedule below for further information.
(7)Principal balance includes reserve for letter of credit of $49,465 on which the borrower pays 5.00%.
(8)Principal balance includes reserve for letter of credit of $3,659 on which the borrower pays 5.75%.
(9)Principal balance includes reserve for letter of credit of $24,091 on which the borrower pays 5.00%.
(10)Principal balance includes reserve for letter of credit of $49,938 on which the borrower pays 5.00%.
(11)Principal balance includes reserve for letter of credit of $395,260 on which the borrower pays 6.00%.
(12)Principal balance includes reserve for letter of credit of $34,172 on which the borrower pays 5.50%.
(13)Principal balance includes reserve for letter of credit of $57,903 on which the borrower pays 6.00%.
(14)Principal balance includes reserve for letter of credit of $4,926 on which the borrower pays 6.50%.
(15)Principal balance includes reserve for letter of credit of $206,788 on which the borrower pays 4.50%.
(16)Principal balance includes reserve for letter of credit of $16,960 on which the borrower pays 4.75%.
(17)Principal balance includes reserve for letter of credit of $135,680 on which the borrower pays 6.00%.
(18)Principal balance includes reserve for letter of credit of $177,996 on which the borrower pays 4.50%.
(19)Principal balance includes reserve for letter of credit of $400,400 on which the borrower pays 5.00%.
(20)Principal balance includes reserve for letter of credit of $60,610 on which the borrower pays 6.25%.
(21)Principal balance includes reserve for letter of credit of $927,380 on which the borrower pays 5.00%.
(22)Principal balance includes reserve for letter of credit of $62,209 on which the borrower pays 5.50%.
(23)Principal balance includes reserve for letter of credit of $404,000 on which the borrower pays 5.00%.
(24)Principal balance includes reserve for letter of credit of $1,622,952 on which the borrower pays 5.25% + 0.50% PIK.
(25)As of September 30, 2026, TCAP JV had the following outstanding commitments to fund investments in current portfolio companies:

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Portfolio Company	September 30, 2026
First lien senior secured debt	(Amounts in thousands)
3BC Matrix Acquisition, LLC	$195
A.P.A. Industries, LLC	1,979
Abrasive Technology Intermediate, LLC	121
ACES Intermediate, Inc	6,403
Advanced Lighting Acquisition, LLC	1,215
ADVI Health, LLC	1,557
AFC-Dell Holding Corp	2,967
AHP Caliber Purchaser, Inc	1,907
AHR Intermediate, Inc	5,933
AirPro Diagnostics, LLC	1,822
AKS Engineering and Forestry, LLC	1,416
Alcresta Buyer, Inc	2,419
Aligned Dental Management Services, LLC	609
Allied Credit Acquisition Corp	2,428
AlphaCoin LLC	4,509
AMCP SAMGI Intermediate, Inc	3,458
AMCP Treatment Intermediate, LLC	3,045
American Family Care, LLC	4,912
Aptitude Health Holdings, LLC	267
ARC Health OPCO, LLC	2,007
Ascent Lifting, Inc	1,834
Assembly Holdco, LLC	1,311
BAKER MANUFACTURING COMPANY, LLC	1,261
BCI Burke Holding Corp	2,447
Beacon Oral Specialists Management LLC	188
Beghou Consulting, LLC	2,035
Best Version Media Acquisition, LLC	2,897
Bestop, Inc	5,310
BPCP NSA Intermedco, Inc	5,930
BPCP WLF Intermedco LLC	3,383

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Portfolio Company	September 30, 2026
Brightview, LLC	1,658
Brite Acquisition, LLC	1,469
BSC ASI BUYER, LLC	3,661
BSC Top Shelf Blocker LLC	2,256
Bulk Lift International, LLC	2,529
CAP KSI Holdings LLC	2,609
Capstone Mechanical LLC	1,492
Captive Radiology Acquisition, LLC	1,192
Change Academy at Lake of the Ozarks, LLC	5,898
CL Services Acquisition, LLC	3,385
CNS Purchaser, LLC	4,246
COMPASS RESTORATION INTERMEDIARY HOLDINGS, LLC	1,218
Creative Outdoor Holding Inc	4,168
CSL Intermediate Acquisition LLC	995
Custom Agronomics Holdings, LLC	1,488
DASCO HME, LLC	3,044
DealerOn Holdco, Inc	314
Duggal Acquisition, LLC	7,319
Dykstras Auto LLC	943
Dynamic Campus Acquisition, Inc.	3,044
EH Management Company, LLC	2,505
Endodontic Practice Partners, LLC	1,173
E-Phoenix Acquisition Co. Inc	2,984
Esquire Deposition Solutions, LLC	7,666
ExperCare Management, LLC	477
First Steps Recovery Acquisition, LLC	3,581
Foundation Repair Purchaser, INC.	1,809
Geriatric Medical and Surgical Supply, LLC	300
Gifthealth, Inc.	2,841
GM Services Buyer, LLC	3,070
Gold Medal Holdings, Inc	963
Golden Bear PT Partners, LLC	38
Good Feet Worldwide, LLC	2,972

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Portfolio Company	September 30, 2026
GPSTrackit Holdings, LLC	2,067
GS XX Corporation	2,381
Guardian Dentistry Practice Management, LLC	4,574
H2 Holdco, Inc	1,360
Health and Wellness Partners LLC	2,480
HEC Purchaser Corp.	8,250
Helpware, Inc	1,923
Home Brands Group Holdings, Inc	12
Hultec Buyer, LLC	3,915
Hydromax USA, LLC	137
Icelandirect, LLC	193
Innovate 32 Services, LLC	2,436
Innovative Discovery Acquisition, LLC	389
INREACH INTERMEDIATE HOLDINGS II, LLC	1,088
Ironhorse Purchaser dba Mersino, Inc	6,093
ISSA, LLC	39
Johns Byrne LLC	1,460
Kravet Design LLC	4,349
L&J Holding Company LLC	2,204
Lakeshirts LLC	11,650
Lawn Care Holdings Purchaser, Inc	1,969
Lehman Pipe Buyer, LLC	5,059
Livefront, LLC	2,991
LSOMS Acquisition, LLC	895
MacNeill Pride Group Corp	997
Mad Rose Company, LLC	102
Mattco Forge, Inc	615
Mearthane Products, LLC	848
Medical Technology Associates, LLC	2,981
MedOne LC	3,576
Milestone Technologies, Inc	2,595
MWEC Management, LLC	1,010
My Buyer, LLC	1,180

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Portfolio Company	September 30, 2026
Nasco Healthcare Inc.	587
Nelson Name Plate Company	64
Network Partners Acquisitions, LLC	38
Nimlok Company, LLC	1,498
NORTH & WARREN, LLC	1,199
NWI Merger Sub, Inc	2,495
OneCare LTC, LLC	2,121
P and R Dental Strategies, LLC	7
P1 DENTAL MSO, LLC	1,522
PALMETTO TECHNOLOGY GROUP, LLC	2,860
Peninsula MMGY Corporation	1,772
Periscope MAS Buyer, Inc	1,084
PharmaForceIQ INC.	2,093
Polaris Labs Acquisition, LLC	2,123
Polycorp Ltd	3,723
Precision Point Metrics, Inc	2,030
Premier Early Childhood Education Partners LLC	1,029
Premier Produce One, LLC	3,972
PRM MANAGEMENT COMPANY, LLC	1,337
Purpose Home Health Acquisition, LLC	1,006
Raffel Systems, LLC	2,384
Raneys, LLC	1,964
Rapid Fire Safety and Security, LLC	754
Redwood Buyer, LLC	1,884
Rental Equipment Investment Corp	1,504
Rose Paving, LLC	847
Sage Dental Management, LLC	2,877
SCP Cold Chain Packaging Buyer Corp	3,247
SCP OMS Services, LLC	2,645
SENS Intermediate Holdings LLC	2,664
Shasta Buyer, LLC	4,307
Silver Falls MSO, LLC	457
SIMKO Merger Sub LLC	17

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Portfolio Company	September 30, 2026
Sixarp, LLC	2,101
Solace Healthcare Holdco, Inc	2,412
Southeast Primary Care Partners, LLC	225
Southern Orthodontic Partners Management, LLC	2,467
Spartaco Buyer, Inc	1,788
Spear Education Holdings, LLC	3,791
SPG Holdco, LLC	883
Star Dental Partners LLC	580
Storm Smart Buyer LLC	26
Sun Orchard, LLC	6,851
Superior Insurance Partners LLC	1,347
Superscapes Holdco, LLC	1,284
Surplus Solutions, LLC	1,949
TCG Services, LLC	2,030
Teel Plastics, LLC	3,127
THE CHEMPETITIVE GROUP, LLC	3,414
Therapy Spot Acquisition, LLC	1,214
Therapy2000 Acquisition, LLC	1,355
Third Holdco, LLC	6,068
Transitions Intermediate Holdings, LLC	1,648
Treat Planet Acquisition, LLC	2,422
Triad Technologies, LLC	332
TruBlue LLC	1,430
TruSource Foods LLC	1,011
TSR Concrete Intermediate, LLC	2,077
U.S. BioTek Laboratories, LLC	1,214
United Land Services Opco Parent, LLC	110
Upswell Group, Inc	1,814
US Anchors Group Inc	2,603
US Foot and Ankle Specialists, LLC	675
USSC Holding Corp	3,409
Value Added Distributors, LLC	3,768
Varsity DuvaSawko Operating Corp	3,806

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Portfolio Company	September 30, 2026
Varsity Rejuvenate Management, LLC	1,058
VersiCare Management LLC	452
VetEvolve Holdings, LLC	3,067
Vintage Parts, Inc	1,564
Vital Geriatrics Group Buyer, Inc	2,408
Walker Sands, LLC	1,553
WCI Volt Purchaser, LLC	2,249
Western Veterinary Partners LLC	24
Wolf Gordon Inc	3,809
Woodson and Bozeman, LLC	2,436
WTWH Buyer, LLC	1,638
Total unfunded portfolio company commitments	388,490

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

Note 12.  Financial Highlights
The following are financial highlights for a common share outstanding for Class I, S, and D for the nine months ended September 30, 2026 and 2025.

(Amounts in thousands, except share and per share amounts)	Nine Months Ended September 30, 2026
	Class I	Class S	Class D
Per share data:
Net asset value, beginning of period	$25.19	$25.19	$25.19
Net investment income (loss)(1)	1.77	1.61	1.72
Net realized and unrealized gain (loss)(2)	0.04	0.04	0.04
Total from operations	1.81	1.65	1.76
Dividends declared	(1.80)	(1.64)	(1.75)
Total increase (decrease) in net assets	0.01	0.01	0.01
Net asset value, end of period	$25.20	$25.20	$25.20
Shares outstanding, end of period	97,886,377	12,720,158	131,056
Total return(3)(12)	7.4%	6.7%	7.2%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	8.8%	9.6%	9.0%
Ratio of total net operating expenses to average net assets(4)(5)(7)	0.5%	0.5%	0.5%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(8)	9.6%	8.7%	9.3%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	9.5%	8.6%	9.2%
Net assets, end of period	$2,466,944	$320,575	$3,303
Weighted average shares outstanding	92,912,677	12,064,866	125,016
Portfolio turnover rate(10)	11.9%	11.9%	11.9%
Asset coverage ratio(11)	202.1%	202.1%	202.1%

TPG Twin Brook Capital Income Fund
Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands, except share and per share amounts)	Nine Months Ended September 30, 2025
	Class I	Class S	Class D
Per share data:
Net asset value, beginning of period	$25.30	$25.30	$25.30
Net investment income (loss)(1)	1.92	1.80	1.92
Net realized and unrealized gain (loss)(2)	(0.08)	(0.07)	(0.08)
Total from operations	1.84	1.73	1.84
Dividends declared	(1.99)	(1.88)	(1.99)
Total increase (decrease) in net assets	(0.15)	(0.15)	(0.15)
Net asset value, end of period	$25.15	$25.15	$25.15
Shares outstanding, end of period	75,114,570	9,468,129	105,252
Total return(3)(12)	7.5%	7.0%	7.5%
Ratios / supplemental data
Ratio of total expenses to average net assets(4)(5)(6)	10.6%	11.4%	10.7%
Ratio of total net operating expenses to average net assets(4)(5)(7)	0.5%	0.6%	0.5%
Ratio of net investment income (loss) before taxes to average net assets(4)(5)(9)	10.4%	10.1%	10.5%
Ratio of net investment income (loss) after taxes to average net assets(4)(5)(9)	10.3%	9.9%	10.4%
Net assets, end of period	$1,888,984	$238,105	$2,647
Weighted average shares outstanding	66,685,287	6,867,437	87,223
Portfolio turnover rate(10)	12.7%	12.7%	12.7%
Asset coverage ratio(11)	212.1%	212.1%	212.1%

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
(6)Ratio of total expenses to average net assets is computed using total expenses net of waivers from the Administrator, if applicable. Included in total expenses are annualized incentive fees of 1.4% , 1.4%, and 1.4%, as a percent of average net assets for the nine months ended September 30, 2026 for Class I, Class S, and Class D respectively. Included in total expenses are incentive fees of 1.5%, 1.5%, and 1.5%, respectively, as a percent of average net assets for the nine months ended September 30, 2025 for Class I, Class S, and Class D respectively. The impact of the waiver included in total expenses net of waivers was not applicable for Class I, Class S and Class D shares, respectively, for the nine months ended September 30, 2026. The impact of the waiver included in total expenses net of waivers was 0.3% and 0.2% for Class S and Class D shares, respectively, and was not applicable to Class I shares for the nine months ended September 30, 2025.
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

Subsequent Activity, Subscriptions and Dividend Declarations

The Company received approximately $144 million of net proceeds, inclusive of distributions reinvested through the Company’s distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective October 1, 2026. Additionally, the Company received approximately $128 million of net proceeds relating to the issuance of Class I shares, Class S shares and Class D shares for subscriptions effective November 2, 2026.

On October 28, 2026, the Company’s Board declared net distributions of $0.2000, $0.1822, and $0.1947 per Class I share, Class S share, and Class D share, respectively, payable on November 25, 2026 to shareholders of record as of October 31, 2026.

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
Our debt investment portfolio consists of primarily floating rate loans. As of September 30, 2026, 99.9% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as Term SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.
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

As of September 30, 2026, we had borrowings of $2.73 billion outstanding at an average all-in rate of 6.18%, which is included in debt on the consolidated statements of assets and liabilities. As of December 31, 2025, the Company had borrowings of $2.02 billion outstanding at an average all-in rate of 6.71%. We incurred approximately $40.9 million and

$106.2 million and $33.5 million and $95.5 million of interest and unused commitment fees for the three and nine months ended September 30, 2026 and 2025, respectively, which is included in interest expense on the consolidated statements of operations. The carrying values of borrowings outstanding under the debt facilities approximate fair value. See Note 5 to the consolidated financial statements for information on the Company’s debt.
Portfolio and Investment Activity
As of September 30, 2026, based on fair value, our portfolio consisted of 97.38% first lien senior secured debt investments, 2.02% investments in non-controlled, affiliated funds that hold our equity co-investments, and 0.60% investments in joint ventures. As of December 31, 2025, based on fair value, our portfolio consisted of 97.58% first lien senior secured debt investments and 2.42% investments in affiliated funds that hold our equity co-investments.
As of September 30, 2026, we had investments in 310 portfolio companies with an aggregate fair value of $5.4 billion. As of December 31, 2025, we had investments in 265 portfolio companies with an aggregate fair value of $4.3 billion.
Our investment activity for the three months ended September 30, 2026 and 2025 is presented below (information presented herein is at par value unless otherwise indicated).

(Amounts in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$839,820	$566,634
Investment in non-controlled, affiliated funds	6,453	6,031
Joint ventures	—	—
Total principal amount of investments committed	$846,273	$572,665
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(103,652)	$(154,333)
Investment in non-controlled, affiliated funds	(1,123)	(1,865)
Total principal amount of investments sold or repaid	$(104,775)	$(156,198)
New debt investments(1):
New commitments	$589,292	$324,409
Number of new commitments in new portfolio companies(2)	26	15
Average new commitment amount	$22,665	$21,627
Weighted average term for new commitments (in years)	5.5	4.4
Percentage of new commitments at floating rates	100.0%	100.0%
Percentage of new commitments at fixed rates	—%	—%
(1)Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2)Number of new debt investment commitments represent commitments to a particular portfolio company.

As of September 30, 2026 and December 31, 2025 our investments consisted of the following:

	September 30, 2026		December 31, 2025
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$5,315,199	$5,299,476	$4,189,885	$4,173,995
Sponsor subordinated note	1,123	193	413	59
Investment in affiliated funds	93,851	109,830	87,345	103,670
Joint ventures	32,550	32,506	—	—
Total investments	$5,442,723	$5,442,005	$4,277,643	$4,277,724

The table below describes investments by industry composition based on fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026(1)	December 31, 2025(1)
Aerospace and defense	1.6%	2.0%
Air freight and logistics	0.4%	0.5%
Auto components	3.0%	2.7%
Building products	0.7%	0.5%
Chemicals	1.8%	2.3%
Commercial services and supplies	3.5%	3.3%
Construction and engineering	3.4%	4.3%
Containers and packaging	2.8%	2.5%
Distributors	—%	—%
Diversified consumer services	6.6%	6.8%
Diversified financial services	0.3%	—%
Electrical equipment	1.8%	1.6%
Electronic equipment, instruments and components	0.8%	1.0%
Electric utilities	0.2%	—%
Energy equipment and services	0.2%	—%
Food and staples retailing	2.0%	2.1%
Food products	1.9%	2.3%
Gas utilities	—%	—%
Health care equipment and supplies	3.1%	2.7%
Health care providers and services	26.1%	25.2%
Health care technology	3.2%	1.1%
Household durables	2.4%	3.5%
Household products	0.4%	—%
Industrial Conglomerates	0.3%	0.4%
Insurance	0.7%	0.5%
Interactive Media & Services	0.5%	0.5%
Internet and direct marketing retail	0.4%	0.5%
IT services	2.7%	2.9%
Leisure equipment and products	0.9%	0.2%
Life sciences tools and services	1.4%	1.5%
Machinery	3.6%	3.3%
Media	6.9%	7.8%
Multiline Retail	1.1%	1.3%

	September 30, 2026(1)	December 31, 2025(1)
Multisector holdings	2.6%	2.4%
Pharmaceuticals	—%	—%
Personal products	—%	—%
Professional services	1.0%	0.9%
Real estate management and development	0.1%	0.1%
Road and rail	—%	—%
Semiconductors and semiconductor equipment	—%	—%
Software	1.8%	2.3%
Specialty retail	1.2%	0.6%
Textiles, apparel and luxury goods	0.5%	0.8%
Trading companies and distributors	7.5%	9.5%
Wireless telecommunication services	0.6%	0.1%
Total	100.0%	100.0%

(1)Certain industries round to less than 0.1%
As of September 30, 2026, approximately 100.0% of our investments were based in the United States and approximately 0.0% were based in Canada. As of December 31, 2025, approximately 100.0% of our investments were based in the United States and approximately 0.0% were based in Canada.
The weighted average yields and interest rates of our funded debt investments as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Weighted average total yield of funded debt investments at cost (1)	9.4%	9.1%
Weighted average total yield of funded debt investments at fair value(1)	9.4%	9.1%
Weighted average spread over reference rates of all floating rate funded debt investments	5.4%	5.3%
(1)Calculated using actual interest rates in effect as of September 30, 2026 and December 31, 2025 based on borrower elections.
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
The following table shows the composition of our debt investments on the A to F rating scale as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$—	—	$—	—
B	5,097,036	96.2%	4,035,067	96.7%
C	180,174	3.4%	117,907	2.8%
D	14,333	0.3%	12,377	0.3%
E	7,807	0.1%	8,703	0.2%
F	—	—	—	—
Total	$5,299,350	100.0%	$4,174,054	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$5,304,212	99.8%	$4,269,041	99.8%
Non-accrual	10,987	0.2%	8,602	0.2%
Total	$5,315,199	100.0%	$4,277,643	100.0%
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

Results of Operations
The following table represents the operating results for the three and nine months ended September 30, 2026 and 2025:

(Amounts in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Total investment income	$133,267	$103,744	$359,408	$288,552
Less: expenses and taxes	65,150	52,078	175,316	147,988
Net investment income (loss)	68,117	51,666	184,092	140,564
Net realized gain (loss)	207	255	4,700	1,055
Net change in unrealized gain (loss)	(2,271)	(11,700)	(924)	(8,685)
Net increase (decrease) in net assets resulting from operations	$66,053	$40,221	$187,868	$132,934
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income for the three and nine months ended September 30, 2026 and 2025, were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Interest	$126,813	$100,451	$344,900	$280,234
Payment-in-kind interest	2,066	1,232	5,096	3,476
Other	2,669	2,061	6,676	4,842
Dividends	1,719	—	2,736	—
Total investment income	$133,267	$103,744	$359,408	$288,552
Increases in interest and other investment income were driven by deployment of capital and an increase in investment activity. Increases in dividend income was primarily due to an increase in dividends from money market investments and dividend income from the TCAP JV. Total investments as of September 30, 2026 were $5.4 billion as compared to $3.9 billion as of September 30, 2025.

Expenses
Expenses for the three and nine months ended September 30, 2026, and 2025, were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Interest	$42,547	$34,939	$110,471	$99,497
Income incentive fees	9,828	7,388	26,594	20,192
Capital gains incentive fees	(320)	(277)	198	—
Management fees	8,660	6,284	24,248	16,786
Other	724	764	2,770	3,065
Professional fees	1,287	929	4,070	2,052
Administrative fees	277	248	1,593	1,621
Offering costs	720	523	1,209	1,078
Accounting fees	226	284	468	712
Insurance fees	151	122	485	387
Trustees' fees	64	59	180	175
Distribution and shareholder servicing fees:
Class S	677	470	1,935	1,101
Class D	2	2	6	4
Total expenses	$64,843	$51,735	$174,227	$146,670
Distribution and shareholder servicing fees waived
Class S	—	(138)	—	(324)
Class D	—	(2)	—	(4)
Net expenses	$64,843	$51,595	$174,227	$146,342
Increases in interest and other expenses were driven by the Company’s continued deployment of capital, elevated interest rates and an increase in investment activity and leverage.
Increases in incentive fees are correlated to an increase in results from operations. For the three and nine months ended September 30, 2026, there were net increases in net assets resulting from operations of $66.1 million and $187.9 million, driving the increase in incentive fees, compared to the three and nine months ended September 30, 2025, there were net increases in net assets resulting from operations of $40.2 million and $132.9 million. Increases in management fees were driven by the increase in net assets during the periods presented. The increase in net assets was primarily driven by net capital activity.

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
For the three and nine months ended September 30, 2026, the Administrator charged approximately $277,000 and $1,209,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the three and nine months ended September 30, 2025, the Administrator charged approximately $248,000 and $1,078,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

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
Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the three and nine months ended September 30, 2026 and 2025, we did not accrue U.S. federal excise tax.

We conduct certain activities through our wholly-owned subsidiary, Twin Brook Equity XXXIII Corp., a Delaware corporation. It is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the three and nine months ended September 30, 2026, the Company accrued $0.1 million and $1.2 million of current federal tax. For the three and nine months ended September 30, 2025, the Company accrued $236,000 and $399,000 current federal tax. For the three and nine months ended September 30, 2026 the Company had an increase/(decrease) of $216,000 and $(78,000) of deferred federal tax related to the corporation. For the three and nine months ended September 30, 2025, the Company had an increase/(decrease) of $247,000, and $1,247,000 respectively, of deferred federal tax related to the corporations, which is included in “deferred federal tax provision” on the consolidated statements of operations.
Net Change in Unrealized Gains (Losses) on Investment Transactions
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2026 and 2025, net unrealized gains (losses) on our investment transactions were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Non-controlled, non-affiliated investments	(3,346)	(11,252)	$(409)	$(13,320)
Non-controlled, affiliated investments	1,234	168	(346)	4,977
Controlled, affiliated investments	(109)	—	(44)	—
Interest rate swaps and options	(48)	(630)	(132)	(304)
Foreign currency forward contracts	(2)	14	7	(38)
Net change in unrealized gain (loss) on investment transactions	$(2,271)	$(11,700)	$(924)	$(8,685)

For the three and nine months ended September 30, 2026, the net unrealized losses from investments were primarily driven by unrealized losses on non-controlled, non-affiliated debt investments driven by increased market volatility which is also reflected by the increase of positions rated C, D and E.

Net Realized Gains (Losses) on Investment Transactions
The realized gains and losses on fully and partially exited portfolio companies during the three and nine months ended September 30, 2026 and 2025, were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Non-controlled, non-affiliated investments	$21	$(175)	$(278)	$(125)
Non-controlled, affiliated investments	183	466	4,982	1,180
Foreign currency forward contracts	3	(36)	(4)	—
Net realized gain (loss) on investments	$207	$255	$4,700	$1,055
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
We may from time to time increase the size of our existing credit facilities. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As market conditions permit and at the discretion of our Adviser, we currently estimate that our portfolio will be approximately 1.00-1.10x levered consistent with our target leverage profile of 0.90x – 1.25x. There were $2.7 billion outstanding borrowings as of September 30, 2026. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and cash equivalents as of September 30, 2026, taken together with our available debt capacity of $1.0 billion, is expected to be sufficient for our investing activities and to conduct our operations.
As of September 30, 2026 we had $139.0 million in cash and cash equivalents. During the nine months ended September 30, 2026, we used $977.1 million in cash for operating activities, primarily as a result of funding portfolio investments of $1,699.8 million and partially offset by other operating activities of $722.7 million. Net cash provided by financing activities was $931.3 million during the period, primarily the result of proceeds from the issuance of common shares and debt borrowings.
Equity
As of September 30, 2026, the Company had 110,737,591 shares issued and outstanding with a par value of $0.001 per share.
The following tables summarize transactions in common shares during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	3,928,625	$98,995	16,603,306	$418,463
Share transfers between classes	—	—	83,861	2,112
Distributions reinvested	580,240	14,631	1,731,238	43,639
Repurchased shares, net of early repurchase reduction	(1,119,882)	(28,134)	(4,068,298)	(102,398)
Net increase (decrease)	3,388,983	$85,492	14,350,107	$361,816

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	688,273	$17,345	1,918,616	$48,354
Share transfers between classes	—	—	(83,861)	(2,112)
Distributions reinvested	127,434	3,212	365,209	9,206
Repurchased shares, net of early repurchase reduction	(127,038)	(3,190)	(485,803)	(12,225)
Net increase (decrease)	688,669	$17,367	1,714,161	$43,223

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	7,934	$200	16,904	$426
Share transfers between classes	—	—	—	—
Distributions reinvested	831	21	2,454	62
Repurchased shares, net of early repurchase reduction	(198)	(5)	(5,258)	(132)
Net increase (decrease)	8,567	$216	14,100	$356

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class I:
Proceeds from shares sold	6,861,291	$173,583	18,492,888	$467,743
Share transfers between classes	—	—	9,899	251
Distributions reinvested	465,967	11,803	1,232,284	31,183
Repurchased shares, net of early repurchase reduction	(249,741)	(6,315)	(1,743,574)	(44,043)
Net increase (decrease)	7,077,517	$179,071	17,991,497	$455,134

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class S:
Proceeds from shares sold	1,836,375	$46,458	5,504,034	$139,191
Share transfers between classes	—	—	(6,911)	(175)
Distributions reinvested	101,366	2,576	248,387	6,294
Repurchased shares, net of early repurchase reduction	—	1	(7,143)	(174)
Net increase (decrease)	1,937,741	$49,035	5,738,367	$145,136

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Shares	Amount in Thousands	Shares	Amount in Thousands
Class D:
Proceeds from shares sold	17,339	$439	41,331	$1,046
Share transfers between classes	—	—	(2,989)	(76)
Distributions reinvested	844	21	2,128	53
Repurchased shares, net of early repurchase reduction	—	—	(7,597)	(192)
Net increase (decrease)	18,183	$460	32,873	$831
Net Asset Value per Share and Offering Price
The Company determines net asset value (“NAV”) for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents each month-end NAV per share for the common shares during the nine months ended September 30, 2026:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2026	$25.21	$25.21	$25.21
February 28, 2026	$25.19	$25.19	$25.19
March 31, 2026	$25.22	$25.22	$25.22
April 30, 2026	$25.21	$25.21	$25.21
May 31, 2026	$25.21	$25.21	$25.21
June 30, 2026	$25.20	$25.20	$25.20
July 31, 2026	$25.20	$25.20	$25.20
August 31, 2026	$25.21	$25.21	$25.21
September 30, 2026	$25.20	$25.20	$25.20

Dividends
We plan to make monthly dividends at the Board’s discretion. The following tables reflect dividends declared on common shares during the nine months ended September 30, 2026.

For the Nine Months Ended September 30, 2026
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2026	January 31, 2026	February 25, 2026	$0.2000	$17,035
February 26, 2026	February 27, 2026	March 27, 2026	$0.2000	$17,734
March 26, 2026	March 31, 2026	April 28, 2026	$0.2000	$18,081
April 27, 2026	April 30, 2026	May 29, 2026	$0.2000	$18,071
May 26, 2026	May 29, 2026	June 30, 2026	$0.2000	$18,229
June 27, 2026	June 30, 2026	July 29, 2026	$0.2000	$19,255
July 28, 2026	July 31, 2026	August 31, 2026	$0.2000	$19,473
August 28, 2026	August 31, 2026	September 30, 2026	$0.2000	$19,641
September 27, 2026	September 30, 2026	October 30, 2026	$0.2000	$19,801

For the Nine Months Ended September 30, 2026
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2026	January 31, 2026	February 25, 2026	$0.1818	$2,050
February 26, 2026	February 27, 2026	March 27, 2026	$0.1836	$2,119
March 26, 2026	March 31, 2026	April 28, 2026	$0.1818	$2,145
April 27, 2026	April 30, 2026	May 29, 2026	$0.1824	$2,176
May 26, 2026	May 29, 2026	June 30, 2026	$0.1818	$2,199
June 27, 2026	June 30, 2026	July 29, 2026	$0.1824	$2,250
July 28, 2026	July 31, 2026	August 31, 2026	$0.1818	$2,220
August 28, 2026	August 31, 2026	September 30, 2026	$0.1818	$2,289
September 27, 2026	September 30, 2026	October 30, 2026	$0.1824	$2,343

For the Nine Months Ended September 30, 2026
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2026	January 31, 2026	February 25, 2026	$0.1947	$23
February 26, 2026	February 27, 2026	March 27, 2026	$0.1952	$24
March 26, 2026	March 31, 2026	April 28, 2026	$0.1947	$25
April 27, 2026	April 30, 2026	May 29, 2026	$0.1948	$25
May 26, 2026	May 29, 2026	June 30, 2026	$0.1947	$25
June 27, 2026	June 30, 2026	July 29, 2026	$0.1948	$24
July 28, 2026	July 31, 2026	August 31, 2026	$0.1947	$24
August 28, 2026	August 31, 2026	September 30, 2026	$0.1947	$24
September 27, 2026	September 30, 2026	October 30, 2026	$0.1948	$25

The following tables reflect dividends declared on common shares for the nine months ended September 30, 2025:

For the Nine Months Ended September 30, 2025
			Class I
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$13,438
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$13,365
March 28, 2025	March 31, 2025	April 28, 2025	$0.2200	$13,788
April 27, 2025	April 30, 2025	May 28, 2025	$0.2200	$14,121
May 28, 2025	May 31, 2025	June 26, 2025	$0.2200	$14,580
June 27, 2025	June 30, 2025	July 29, 2025	$0.2200	$14,969
July 28, 2025	July 31, 2025	August 29, 2025	$0.2200	$15,479
August 28, 2025	August 31, 2025	September 30, 2025	$0.2200	$16,136
September 27, 2025	September 30, 2025	October 31, 2025	$0.2200	$16,525

For the Nine Months Ended September 30, 2025
			Class S
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2171	$933
February 25, 2025	February 28, 2025	March 27, 2025	$0.2084	$969
March 28, 2025	March 31, 2025	April 28, 2025	$0.2071	$1,159
April 27, 2025	April 30, 2025	May 28, 2025	$0.2075	$1,307
May 28, 2025	May 31, 2025	June 26, 2025	$0.2071	$1,467
June 27, 2025	June 30, 2025	July 29, 2025	$0.2075	$1,563
July 28, 2025	July 31, 2025	August 29, 2025	$0.2071	$1,691
August 28, 2025	August 31, 2025	September 30, 2025	$0.2071	$1,843
September 27, 2025	September 30, 2025	October 31, 2025	$0.2075	$1,965

For the Nine Months Ended September 30, 2025
			Class D
Date Declared	Record Date	Payment Date	Dividend per Share	Amount in Thousands
January 28, 2025	January 31, 2025	February 26, 2025	$0.2300	$16
February 25, 2025	February 28, 2025	March 27, 2025	$0.2200	$17
March 28, 2025	March 31, 2025	April 30, 2025	$0.2200	$17
April 27, 2025	April 30, 2025	May 28, 2025	$0.2200	$17
May 28, 2025	May 31, 2025	June 26, 2025	$0.2200	$19
June 27, 2025	June 30, 2025	July 29, 2025	$0.2200	$19
July 28, 2025	July 31, 2025	August 29, 2025	$0.2200	$21
August 28, 2025	August 31, 2025	September 30, 2025	$0.2200	$22
September 27, 2025	September 30, 2025	October 31, 2025	$0.2200	$23

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

All of the dividends declared for the three and nine months ended September 30, 2026 and 2025 were derived from ordinary income, as determined on a tax basis. Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

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

The following table presents the share repurchases completed during the nine months ended September 30, 2026:

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
March 5, 2026	1,223,904	1.3%	$25.22	March 31, 2026	$30,801	0
June 2, 2026	2,088,333	2.1%	$25.20	June 30, 2026	$52,523	0
September 1, 2026	1,247,118	1.2%	$25.20	September 30, 2026	$31,430	0
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
For the three and nine months ended September 30, 2026 and 2025, the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Interest expense	$40,850	$33,529	$106,182	$95,489
Amortization of deferred financing costs	2,004	1,711	5,639	5,281
(Gain) loss from interest rate swaps accounted for as hedges and related hedged items
Interest rate swaps	18,058	(1,070)	28,290	(14,766)
Hedged items	(18,365)	769	(29,640)	13,493
Total interest expense	$42,547	$34,939	$110,471	$99,497
Average interest rate	6.13%	6.73%	6.18%	6.76%
Average daily borrowings	$2,535,447	$1,790,090	$2,189,936	$1,735,364
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

On November 17, 2023, the Company, as borrower, entered into a new Senior Secured Revolving Credit Agreement (as amended, supplemented or otherwise modified from time to time, the “SMBC Credit Facility” or formerly known as the “Truist Credit Facility”), with the lenders and issuing banks party thereto and Truist Bank, as administrative agent. On February 19, 2026, the Company entered into an Agency Transfer Agreement with Truist Bank and Sumitomo Mitsui Banking Corporation (“SMBC”), where SMBC replaced Truist as Administrative Agent and Collateral Agent. The SMBC Truist Credit Facility is guaranteed by Twin Brook Capital Funding XXXIII, LLC (the “Guarantor”), a direct and wholly owned subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future. The termination date of the lenders’ obligation to make loans under the SMBC Truist Credit Facility is October 1, 2029 and the final scheduled maturity date is October 1, 2030. The revolving loans will be subject to an interest rate of, at the Company’s option, adjusted term SOFR plus 1.875% or the alternate base rate plus 0.875%. On September 29, 2026, the maximum commitment amount under the SMBC Credit Facility was increased from $975,000,000 to $1,075,000,000. The SMBC Truist Credit Facility is secured by all assets of the Company and the Guarantor. The Company is subject to meet financial covenants under the SMBC Truist Credit Facility agreement.

On September 28, 2026, Twin Brook Capital Funding XXXIII SMPV, LLC, as borrower (the “SMPV Borrower”), an indirect, wholly-owned subsidiary of the Company, entered into a new Credit Agreement (as amended, supplemented or otherwise modified from time to time, the “SMBC CLO Warehouse”). The SMBC CLO Warehouse is secured by the SMPV Borrower’s investments. The obligation of the lenders to make revolving commitments under the SMBC Warehouse Facility will terminate on March 28, 2027 (subject to two, six-month extensions) (the “Reinvestment Period”) with a scheduled final maturity date of September 28, 2029, or earlier upon the closing of a collateralized loan obligation relating to certain of the collateralized loans. The revolving loans are subject to an interest rate of daily simple SOFR plus 1.85% per annum during the reinvestment period and adjusted term SOFR plus 2.35% thereafter.

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
Total debt consisted of the following as of September 30, 2026:

	As of September 30, 2026
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value(2)	Assets Pledged as Collateral(3)	Fair Value	Fair Value Hierarchy
ASPV Credit Facility	$500,000	$344,400	$144,368	$344,400	$748,815	$344,400	Level 3
MSPV Credit Facility	500,000	379,600	120,400	379,600	869,602	379,600	Level 3
SMBC Credit Facility	1,075,000	350,000	581,321	350,000	2,737,532	350,000	Level 3
SMBC CLO Warehouse	500,000	350,000	150,000	350,000	494,427	350,000	Level 3
Series A Tranche A Notes	90,000	90,000	—	89,967	—	90,071	Level 3
Series A Tranche B Notes	150,000	150,000	—	147,433	—	147,889	Level 3
Series B Tranche A Notes	85,000	85,000	—	83,530	—	83,111	Level 3
Series B Tranche B Notes	25,000	25,000	—	25,000	—	25,000	Level 3
Series B Tranche C Notes	290,000	290,000	—	282,176	—	280,711	Level 3
Series C Tranche A Notes	25,000	25,000	—	24,520	—	24,577	Level 3
Series C Tranche B Notes	75,000	75,000	—	71,869	—	72,307	Level 3
Series D Tranche A Notes	50,000	50,000	—	48,975	—	49,255	Level 3
Series D Tranche B Notes	175,000	175,000	—	169,378	—	171,274	Level 3
CLO Transaction	345,040	345,040	—	345,040	449,293	345,040	Level 3
Total	$3,885,040	$2,734,040	$996,089	$2,711,888	$5,299,669	$2,713,234
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

The following table presents information on the secured notes and equity interests in the CLO Transaction:

	As of September 30, 2026
(Amounts in thousands)	Principal Outstanding	Interest Rate	Credit Rating
Class A-1 Senior Secured Floating Rate Notes	$263,320	SOFR + 1.50%	AAA(sf)
Class A-2 Senior Secured Floating Rate Loans	$18,160	SOFR + 1.75%	AAA(sf)
Class B Senior Secured Floating Rate Notes	$27,240	SOFR + 2.05%	AA(sf)
Class C Senior Secured Floating Rate Notes	$36,320	SOFR + 2.50%	A(sf)
Class D Senior Secured Floating Rate Notes[1]	$27,240	SOFR + 3.85%	BBB(sf)
Equity Interests[1]	$76,750	None	Not Rated
Total CLO Transaction	$449,030
(1) Equity Interests were retained by the Company as of September 30, 2026.

The secured notes are scheduled to mature on July 20, 2038, unless redeemed by the Issuer, at the direction of the Adviser, serving as collateral manager, on any business day after July 20, 2038.

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

As of September 30, 2026 and December 31, 2025, the Company did not have borrowings under Short-Term Financing Transactions.
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
As of September 30, 2026 and December 31, 2025, we had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate principal amount of $874 million and $1,152 million, respectively.
We seek to carefully manage our unfunded portfolio company commitments for purposes of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage ratio, to cover any outstanding portfolio company unfunded commitments we are required to fund.

Other Commitments and Contingencies
As of September 30, 2026, $184.4 million of capital remained uncalled from the Company at the TCAP JV.
Contractual Obligations
A summary of our contractual payment obligations under our borrowing arrangements as of September 30, 2026 is as follows:

	Payment Due by Period
(Amounts in millions)	Total	Less than 1 year	1-3	3-5	More than 5 years
ASPV Credit Facility	$344.4	$—	$—	$344.4	$—
MSPV Credit Facility	$379.6	$—	$—	$379.6	$—
SMBC Credit Facility	$350.0	$—	$—	$350.0	$—
SMBC CLO Warehouse	$350.0	$—	$—	$—	$350.0
Series A Tranche A Notes	$90.0	$—	$90.0	$—	$—
Series A Tranche B Notes	$150.0	$—	$150.0	$—	$—
CLO Transaction	$345.0	$—	$—	$—	$345.0
Series B Tranche A Notes	$85.0	$—	$85.0	$—	$—
Series B Tranche B Notes	$25.0	$—	$—	$25.0	$—
Series B Tranche C Notes	$290.0	$—	$—	$290.0	$—
Series C Tranche A Notes	$25.0	$—	$25.0	$—	$—
Series C Tranche B Notes	$75.0	$—	$—	$75.0	$—
Series D Tranche A Notes	$50.0	$—	$50.0	$—	$—
Series D Tranche B Notes	$175.0	$—	$—	$175.0	$—
Total	$2,734.0	$—	$400.0	$1,639.0	$695.0
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
As of September 30, 2026, 99.9% of our debt investments based on fair value in our portfolio were at floating rates. Our credit facilities bear interest at floating rates with no interest rate floor. Our unsecured notes, which bear interest at fixed rates, are hedged by fixed to floating interest rate swaps in order to align the interest rates of our liabilities with our investment portfolio.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to Term SOFR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$107.5	$35.9	$71.6
Up 100 basis points	$53.7	$17.9	$35.8
Down 100 basis points	$(53.7)	$(17.9)	$(35.8)
Down 200 basis points	$(107.4)	$(35.9)	$(71.5)
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding repurchases of our Common Shares pursuant to a tender offer during the three months ended September 30, 2026 (dollar amounts in thousands, except per share amounts).

Tender Offer Expiration Date	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased(1)	Price paid Per Share	Tender Offer Valuation Date	Amount Repurchased (all classes) (in thousands)(2)	Maximum number of shares that may yet be purchased under the repurchase plan(3)
March 5, 2026	1,223,904	1.3%	$25.22	March 31, 2026	$30,801	0
June 2, 2026	2,088,333	2.1%	$25.20	June 30, 2026	$52,523	0
September 1, 2026	1,247,118	1.2%	$25.20	September 30, 2026	$31,430	0

(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction.
(3) All repurchases were satisfied in full.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Trading Arrangements

During the fiscal quarter ended September 30, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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
10.1
Purchase and Placement Agency Agreement, dated as of August 19, 2026, by and among Twin Brook CLO 2024-1 LLC, Twin Brook Capital Funding XXXIII, LLC, Morgan Stanley & Co. LLC and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2026)

10.2
Supplemental Indenture, dated as of August 19, 2026, by and between Twin Brook CLO 2024-1 LLC, as Issuer and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2026)

10.3
Class A-1L-R Credit Agreement, dated August 19, 2026, by and between Twin Brook CLO 2024-1 LLC, as Borrower, Various Financial Institutions and Other Persons, as Lenders, Computershare Trust Company, N.A., as Loan Agent, and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2026)

10.4
Credit Agreement, dated as of September 28, 2026, by and among Twin Brook Capital Funding XXXIII SMPV, LLC, the Lenders and Subordinated Term Lenders (as defined therein) party thereto, Sumitomo Mitsui Banking Corporation, as administrative agent, and Computershare Trust Company, N.A., as collateral agent, collateral administrator, custodian and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2026)

10.5
Third Amendment to Senior Secured Revolving Credit Agreement, dated as of September 29, 2026, by and among TPG Twin Brook Capital Income Fund, the Lenders and Issuing Banks (as defined therein) party thereto and Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2026)

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

TPG Twin Brook Capital Income Fund

November 13, 2026	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer
(Principal Executive Officer)

November 13, 2026	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)